Form 10-K
period 2009-10-31
STEWART ENTERPRISES INC
filed 2009-12-17
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

1333 South Clearview Parkway Jefferson, Louisiana (Address of principal executive offices)	70121 (Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class	Name of each Exchange on which registered
Class A Common Stock, No Par Value	The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2009, was approximately $281,000,000.
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2009, was 89,223,486 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement in connection with the 2010 annual meeting of shareholders are incorporated in Part III of this Report.

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
PART I
Item 1. Business
Operations
     Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2009, our operations included 218 funeral homes and 140 cemeteries in 24 states within the United States and in Puerto Rico.
     General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 110 funerals and 150 burials per year, our facilities perform an average of approximately 265 funerals and 320 burials per year. In addition, approximately 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
     We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of merchandise and, most significantly, personnel, including prearrangement sales personnel; thus, we are able to reduce our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management of operations.
     Funeral operations. Our funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of our funeral homes offer cremation products and services. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 57 percent of our revenues for fiscal year 2009.
     Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. We also provide cremation memorialization options including columbariums, cremation niches and cremation gardens. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 43 percent of our revenues for fiscal year 2009, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members, and the barriers to entry for cemeteries are significant. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.
     Combination funeral home and cemetery operations. Approximately 46 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home nearby. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment and personnel, including a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 38 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.
     Third-party affiliations. We have entered into various agreements with faith-based organizations, other non-profit entities and municipalities and plan to pursue more of these types of affiliations. In 1987, we entered into an agreement with the Catholic Archdiocese of New Orleans pursuant to which we constructed and own a mausoleum on one of our cemeteries, and the Archdiocese of New Orleans assists in the promotion of the sale of crypts in the mausoleum to Catholic parishioners of the Archdiocese of New Orleans. The Company pays the Archdiocese of New Orleans a percentage of the revenue from the sale of all crypts in the mausoleum. Additionally, in fiscal year 1994, we constructed a funeral home and mausoleum on the grounds of the New Orleans Cemetery of the Firemen’s Charitable and Benevolent Association, a non-profit organization. We own and operate the funeral home and mausoleum.
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2009, six of these funeral homes were operating. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases. In October 2007, we further expanded our relationship with the Archdiocese of Los Angeles and entered into a contract to manage the preneed sales at eleven of the Archdiocese of Los Angeles cemeteries.
     During fiscal year 2009, we entered into a new third-party agreement and 30 year lease, with no option to renew, with a municipality in Texas where we constructed and operate a funeral home on the municipally-owned cemetery. This agreement and the other third-party agreements provide us with many of the benefits of a combination operation without the capital outlay and business risks associated with purchasing or developing a new cemetery.
     We have a mausoleum construction and sales business, Acme Mausoleum Corporation (“ACME”), which constructs community mausoleums on third-party cemetery property and assists in the selling efforts for these crypts, primarily in Louisiana and Texas. In return for these services, ACME receives construction revenue and a sales commission for the crypts sold. Over the last 50 years, ACME has developed relationships with the Catholic Church in approximately 70 dioceses in 39 states.
     Preneed arrangements. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. Some of these preneed sales are funded by insurance arrangements and some by trust and escrow accounts. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,100 commissioned sales counselors. We estimate that as of October 31, 2009 and October 31, 2008, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and build-up in the face value of third-party insurance contracts, in each case using a weighted annual projected return of 4.3 percent and 5.0 percent from our trusts for fiscal years 2009 and 2008, respectively, and a 2.0 percent build-up from the insurance contracts for fiscal years 2009 and 2008) represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
     Trusts and escrow accounts. Because preneed services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under preneed contracts be placed into trust accounts. Generally, the earnings on and principal of the amounts placed in trust are not withdrawn until the underlying service or merchandise is delivered. In addition, pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales (interment rights) is deposited into perpetual care trusts. The income from these trusts is used to defray the cost of maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, we maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Differing state laws govern preneed sales, including matters such as required deposits, permitted withdrawals and customers’ rights regarding contract cancellation, and generally require prudent investment of fund assets. Because of our focus on preneed sales and related trusting activities that accompany selling preneed, our business is impacted by changes in financial markets. For a discussion of the impact of recent financial market conditions on our trusts and related financial results, see Item 1A. “Risk Factors.” In addition, see Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     Notwithstanding the decline in the value of our trust portfolio during fiscal year 2008 and the first quarter of fiscal year 2009, we believe that the balances in our trusts and escrow accounts, along with expected future earnings on the balances, insurance proceeds and installment payments under contracts will be sufficient to cover our estimated cost of providing the related preneed services and products in the future. For additional information, see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our investment portfolio and for our preneed funeral and cemetery merchandise and services trust and escrow accounts and our cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services for a fee based on the market value of the assets in the trust. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 21 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940. As of October 31, 2009, ITI managed assets with a market value of approximately $710.4 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. The Investment Committee of our Board of Directors has adopted an investment policy statement that provides guidance on security selection, emphasizes diversification and balances long-term growth objectives with the need for current income. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match or exceed inflation. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

     Personalization. Our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise for traditional burials as well as cremations. In response to these changing preferences, we trained our funeral arrangers and sales counselors company-wide to be more proficient in their ability to offer our customers a broad range of options, stressing our ability to design a personalized service that reflects the special interests and accomplishments of the deceased. We also changed the way our product offerings are displayed at our locations, making it easier for our customers to appreciate the many options available to them. We implemented this custom funeral planning program in all of our funeral homes and have begun the process of refreshing the training in order to keep our professionals up-to-date on our wider selection of merchandise and services. We hope through this program to provide greater value to our families, leading to higher revenue per event and improved customer satisfaction.
     Enhanced cremation offerings. A significant trend in the United States is an increasing preference of consumers for cremation. In fiscal years 2009, 2008 and 2007, 41 percent, 40 percent and 39 percent, respectively, of the funeral services we performed in our operations were cremations. According to industry estimates, 35 percent of funeral services in the United States during 2007 resulted in cremations, and cremations are expected to represent 46 percent of funeral services in the United States by the year 2015. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations. In late fiscal year 2009, we hired a vice president of cremation and in early fiscal year 2010, we hired a senior vice president of cremation, both with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenue and profits. We hope to improve our ability to satisfy the needs of those interested in cremation, for example by making them aware of memorialization options in our cremation gardens and columbariums.
     We have 23 alternative service firms, generally located on the West Coast, that serve primarily cremation customers. These firms are generally located in leased premises and have lower overhead than traditional funeral homes. These firms primarily offer direct cremations with limited additional products and services. Although death care arrangements at these locations are typically less expensive than services at a traditional funeral home, it is not our goal to be the low-price leader in these markets.
     E-commerce. We have also begun using the Internet to create new sales channels and new consumer relationships. While we did not earn significant revenue from this activity in 2009, we anticipate that our revenue and profits from this activity will increase. During fiscal year 2009, we improved the internet websites of our funeral home and cemetery locations. Many people access our websites to obtain information about services for a deceased relative or friend, and often read an obituary or sign a guest book. We have added to our websites products and services that can be purchased to support the family of the deceased, including sending meals and flowers, making personal photobooks, and creating permanent online memorials. Visitors to the websites can also make travel arrangements online and buy books on grief management and related topics. We earn a commission from third-party vendors for any sales made on our websites.
     Management. We have an experienced management team. Many of our regional managers owned and operated their own funeral homes and cemeteries and joined us when we acquired their business. In addition, we have a senior management team with experience both in the industry and outside of the industry, which we believe allows us to introduce innovations effectively and improve the efficiencies of our existing businesses.
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

     Continuous improvement. We have taken steps over the last four years to improve our purchasing and processing efficiencies. For example in 2005, we had four geographic operating divisions, including four division presidents, four divisional chief financial officers and four divisional offices. In 2006, we instituted a companywide centralized purchasing department to leverage our size and negotiate more favorable supplier and vendor contracts. During 2007, we implemented a new companywide financial software system and in 2008 a new payroll system. In 2009, we eliminated our separate geographic operating divisions. We implemented a companywide image scanning system, and a new contract processing industry-specific software system, that will serve as a platform for a new point of sale system to be implemented in fiscal years 2010 and 2011. Also in fiscal year 2009, we piloted a new supplier invoice processing system that will improve the way we route, code and approve invoices for payment. Full implementation companywide is expected in fiscal year 2010. During 2008, we established a Continuous Improvement department to work solely on these efforts. We expect that these new systems and processes will improve productivity over time, and, as we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved.
     Financial information about industry and geographic segments. For financial information about our industry segments for fiscal years 2009, 2008 and 2007, see Note 21 to our consolidated financial statements included in Item 8.
Business Strategy
     Our business strategy aims to improve our revenues, profitability and cash flow by implementing our long-term strategic plan, which has three components: our “Best in Class” initiative, our “New Invention” initiative and our “Acquisition” initiative. We also aim to improve our operating efficiencies, increase our cremation revenues and effectively deploy our cash flow.
     Improve rooftop performance through our “Best in Class” initiative. During fiscal year 2009, we completed the initial implementation of the “Best in Class” component of our strategic plan. The initiative is designed to improve the performance of all of our rooftop locations, by repositioning us from more decentralized practices to more standardized “Best in Class” practices. We have given all managers the same key metrics by which they can measure their performance, and have provided tools to facilitate the sharing of best practices by key metrics across the organization. For example, one of the key metrics is the change in the number of funeral calls. If funeral calls are below expectations at a particular location, our program provides suggestions taken from our best performing locations that the manager can use to help grow funeral calls. We are also looking at locations that are not producing acceptable levels of profitability to determine if changes can be made to achieve “Best in Class” results or if divestiture is the more prudent option.
     Introduce new related revenue sources through our “New Invention” initiative. The “New Invention” component of our strategic plan seeks to generate new tangential growth opportunities not tied to the growth of our base business. An example of our progress with this initiative is our investment, along with other industry participants, in an internet start-up company called Tributes.com. Tributes.com offers consumers a means to create meaningful and lasting remembrances that either complement or substitute for traditional newspaper obituary notices. Previously, our locations incurred labor costs for preparing obituary notices, but did not receive any compensation from the publications that receive a fee for publishing the notice. Tributes.com is intended to allow us to capture market share in the existing obituary notice revenue stream in each of the communities in which we operate, and to increase that revenue stream by offering additional memorialization options. While Tributes, Inc. is still a start-up company, we believe it will have significant benefits to both our company and the industry. Additionally, during fiscal year 2009, we began using the websites of our businesses to create new sales channels. For additional information, see “Operations—E-Commerce.”
     Acquire businesses through our “Acquisition” initiative. The “Acquisition” component of our strategic plan is to acquire businesses and implement our “Best in Class” practices in them. Our “Acquisition” initiative is ongoing. During fiscal year 2009, we acquired one business for $1.6 million. Now that our “Best in Class” initiative has been implemented, we plan to focus more attention on this initiative in fiscal year 2010 and beyond. We will evaluate acquisition opportunities that make sense for our business strategy at prices we believe will result in satisfactory returns to our shareholders.

     Improve operating efficiencies. During 2008, we established a Continuous Improvement department to coordinate our increased focus on improving our processes. This effort aims to eliminate waste and inefficiency, produce more timely and accurate information for management, and improve productivity over time. For examples of improvements in our operating efficiencies, see “Operations — Continuous improvement.”
     Increase cremation revenues. We are focused intently on improving our revenues from cremation customers. We have hired new management devoted solely to this effort and intend to continue to devote significant management resources to it. For additional information, see “Operations — Enhanced cremation offerings.”
     Deploy cash flow to improve shareholder returns. During the last five fiscal years, we have generated more than $50 million each year in cash flow from operations. As an indication of our board’s confidence in our company’s solid balance sheet and ability to continue to generate cash flow, in September 2009 our board increased our annual cash dividend by 20 percent to $0.12 per share. During fiscal year 2009, we repurchased $82.6 million principal amount of our outstanding senior convertible notes at a significant discount to their par value. In addition to investing in the initiatives discussed above in this section, during fiscal year 2009 we constructed and are operating a funeral home on a municipally-owned cemetery in Texas, and we constructed a new stand-alone funeral home. During fiscal year 2010, we plan to construct one additional stand-alone funeral home and one funeral home which is part of a combination operation. We will continue to evaluate the use of our cash to pay dividends, repurchase debt and stock, invest in our strategic initiatives, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations and make acquisitions of or investments in death care or related business, with a view towards choosing the best opportunities to enhance long-term shareholder returns.
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
     Large public death care companies have also experienced consolidation. Equity Corporation International, previously the fourth largest public death care company, merged with Service Corporation International (“SCI”) in 1999. Also in 1999, The Loewen Group, Inc., at the time the second largest death care company, entered into bankruptcy proceedings. Loewen emerged from bankruptcy as Alderwoods Group, Inc. in 2002 and was subsequently acquired by SCI in November 2006. In October 2009, SCI announced that it had entered into an agreement to acquire Keystone North America, Inc., the fifth largest death care company in North America.
     During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing/restructuring debt. During fiscal year 2000 through fiscal year 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. During fiscal years 2008 and 2009, we focused on our new long-term strategic plan and on implementing new systems to further improve operations. We believe, at the appropriate pricing, that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure.
     Importance of tradition; barriers to entry. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. The barriers to entry are lower in the funeral business. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where our cemeteries are located, are often served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.4 million in 2007 to 2.6 million in 2010. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 118.1 million in 2020. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
     Growing demand for cremation. A significant trend in the United States is an increasing preference of consumers for cremations. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. We are focused intently on improving our revenues from cremations. We have hired new management devoted solely to this effort and intend to continue to devote significant management resources to it. For additional information, including information about our strategies to address this trend, see “Operations—Enhanced cremation offerings” above.
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
     The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (1) misrepresenting legal, crematory and cemetery requirements; (2) embalming for a fee without permission; (3) requiring the purchase of a casket for direct cremation; and (4) requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services. On September 29, 2009, Representative Bobby L. Rush (D.-Ill.) introduced H.R. 3655 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill has been referred to the Committee on Energy and Commerce.

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
Employees
     As of October 31, 2009, we employed approximately 5,400 persons (including approximately 4,100 full-time employees), and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.
Additional Information
     Our business was incorporated as a Louisiana corporation in 1970. Our principal executive offices are located at 1333 South Clearview Parkway, Jefferson, Louisiana 70121, and our telephone number is 504-729-1400. Our website address is www.stewartenterprises.com, where all of our public filings are available free of charge on the same day they are filed with the SEC. Information on our website is not part of this report. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.
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
     Because of our preneed sales activities and the related state trusting requirements that accompany preneed sales, our business is impacted by changes in financial markets. We maintain three types of trusts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Our trust assets are generally invested in a mix of equity and fixed-income securities, and dividend and interest earnings and investment gains and losses are affected by financial market conditions that are not within our control. Generally, declines in market performance reduce the earnings in our trusts and reduce our earnings and cash flow. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise in the future and result in there being less funds available to defray the costs of cemetery maintenance. Any such deficiency would have to be covered by operating cash flow, which could have a material adverse effect on our financial position and results of operations. In addition, our subsidiary ITI earns trust management fees based on the fair market value of the trusts managed; therefore, declines in the fair market value of the assets in the trusts decrease the amount of fees we collect and record for trust management.

     In fiscal years 2009, 2008 and 2007, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and ITI trust management fees comprised 6 percent, 7 percent and 7 percent of our revenue, respectively, and 31 percent, 36 percent and 33 percent of our gross profit, for each respective year. During fiscal year 2008 and the first quarter of fiscal year 2009, we experienced significant declines in the market value of our trust portfolio, in line with overall market declines during that time period. During fiscal year 2009, our preneed funeral and cemetery merchandise and services trusts experienced a total return of 15.4 percent, and our cemetery perpetual care trust experienced a total return of 19.9 percent. However, these improved returns did not restore all of the market value lost during fiscal year 2008. Declines in our perpetual care trust earnings and in revenue for fees we earn for managing our trusts impact current revenue, while earnings on preneed funeral merchandise and services and preneed cemetery merchandise and services are allocated to the underlying contracts and recognized as revenue when the underlying products or services are delivered. During fiscal year 2009, we recognized approximately $8.8 million less in revenue than we did in fiscal year 2008 from trust-related activities, or $29.3 million in fiscal year 2009 compared to $38.1 million in fiscal year 2008. Based on current market conditions and realized losses as of October 31, 2009, we believe the revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care earnings and trust management fees for fiscal year 2010 would be about the same as for fiscal year 2009. If market conditions further deteriorate or we experience additional realized losses, trust-related revenue would likely decrease. The preneed contracts we manage are long-term in nature, and we believe the trust investments will appreciate in value over the long-term. However, whether they will appreciate and over what time period are unknown. Additional information regarding our trusts and related risks are described in the risk factors that follow.
Earnings in preneed funeral and cemetery merchandise and services trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower future revenues and cash flows, and potential contract impairment charges.
     Declines in earnings in our preneed funeral and cemetery merchandise and services trusts can cause a decline in our reported future revenues and cash flows. With respect to these trusts, we defer recognition and generally withdrawal of dividends, interest income and realized earnings until the underlying product or service is delivered. Realized gains and losses generally have no immediate impact on our revenues, margins, earnings or cash flow, except to the extent there are tax consequences as described later in these risk factors. Dividends, interest income and realized gains and losses are allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed. In our preneed funeral and cemetery merchandise and services trusts, at October 31, 2009, the fair market value of the investments in the trusts of $520.9 million was $192.9 million lower than our original cost basis of $713.8 million. Unrealized gains and losses are not allocated to individual contracts; however, as gains and losses are realized, they are allocated to the underlying contracts and will affect the amount of earnings we recognize and cash we withdraw at the time the contracts are ultimately performed. As of October 31, 2009, we had $220.7 million in earnings that have been realized and allocated to contracts that we will recognize in the future when the underlying contracts are performed. Therefore, significant unrealized losses in these trusts, if they do not recover over time, can limit future earnings available to us. For fiscal years 2009 and 2008, funeral trust earnings included in our reported revenue amounted to $11.3 million and $13.2 million, respectively, and cemetery merchandise and service trust earnings amounted to $3.2 million and $4.2 million, respectively.
     If the fair market value of these trusts were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. As of October 31, 2009, no such charge was required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8.
Realized capital losses in preneed funeral and cemetery merchandise and services trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can cause increases in our current period effective tax rate and a reduction of our current period reported net earnings and a reduction in operating cash flows in future periods.
     Approximately one-half of the October 31, 2009 fair market value of our preneed funeral and cemetery merchandise and services trusts are trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred until the contract is performed. For fiscal years 2009 and 2008, the trusts for which we are the grantor realized net losses of $5.1 million and $23.5 million, respectively.
     Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. During fiscal year 2008, we recorded a tax valuation allowance of $7.4 million related to capital losses realized in our preneed funeral and cemetery merchandise and services trusts for which we are the grantor for tax purposes. We recorded an additional $0.4 million tax valuation allowance in fiscal year 2009. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will recognize more income and pay higher taxes for tax purposes than we will for book purposes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.
     As of October 31, 2009, we have approximately $123.4 million remaining in unrealized losses in trusts for which we are the grantor; hypothetically, if all of these losses were realized at once, this would have resulted in an additional valuation allowance of approximately $49.4 million, assuming a projected tax rate of 40 percent. We currently have only a limited amount of embedded capital gains in our trusts. Also, we have utilized all previous capital gains recorded in tax year 2008 and prior tax years to offset capital losses carried forward from earlier years. Accordingly, if we experience additional realized losses in these trusts and do not have or expect to have future capital gains available (within or outside the trusts) to offset these losses, we would record additional valuation allowances and related reductions of net income.
Earnings in cemetery perpetual care trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower current and potentially future revenues and cash flows. In addition, we may be required to fund realized net capital losses in these trusts, which would have a negative effect on our earnings and cash flow.
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which we operate cemeteries, is used for maintenance of those cemeteries, but principal must generally be held by the trust in perpetuity. The statutory provisions that create and regulate these trusts differ from state to state, as do the regulatory interpretations of the provisions. The trusts are reviewed regularly by the state regulatory authorities.
     We currently recognize all dividend and interest income earned and, in states where it is permitted, realized net capital gains generated by cemetery perpetual care trusts. We are currently utilizing some of the cash that could be withdrawn from the trusts to satisfy our $14.0 million funding obligation resulting from realized capital losses recorded in the fourth quarter of 2008 and fiscal year 2009. The remaining cash withdrawn is used to defray the costs of cemetery maintenance. Therefore, declines in these eligible distributable earnings in cemetery perpetual care trusts would cause a decline in cash flows. Likewise, sustained declines in these earnings would reduce future revenues and cash flows. As a result, we would need to devote more of our cash flow from other sources to continue to maintain our cemeteries at the same level. For fiscal 2009, earnings in these trusts contributed $6.8 million to cemetery revenue, which includes less than $0.1 million in capital gains. Unless current market conditions improve substantially, we expect to report earnings from the trusts in the future consistent with fiscal year 2009 or lower than we have historically earned.
     In our cemetery perpetual care trusts, at October 31, 2009, the fair market value of our investments of $204.7 million was $56.7 million lower than our original cost basis of $261.4 million. If we realize losses in our cemetery perpetual care trusts and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trust to cover the net realized loss or may require us to stop withdrawing earnings until future earnings cover the net realized loss.

     In those states where we have withdrawn realized net capital gains in the past, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, we recorded a $13.3 million estimated probable funding obligation as an increase in cemetery costs in fiscal year 2008, and we recorded an additional $3.4 million in fiscal year 2009. As of October 31, 2009, we had unrealized losses of $48.2 million in the trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     In those states where realized net capital gains have not been withdrawn, due to the different laws and our practices in those states, we do not believe that we will be required to replenish the realized net capital loss, and have not recorded a funding obligation; however, it is possible that regulators may disagree with our conclusion, and future funding obligations may exist. As of October 31, 2009, the realized net capital loss in these trusts was $3.5 million, and the unrealized capital loss was $19.8 million.
Our distributions from cemetery perpetual care trusts include net realized capital gains on investment sales in states where permitted. If regulations in these states are changed to no longer permit withdrawal of realized capital gains, our cemetery perpetual care trust eligible distributable earnings may be reduced in the future, which would reduce our earnings and cash flows.
     In states where permitted, we withdraw and recognize as revenue net realized capital gains on investment sales in cemetery perpetual care trusts. During fiscal year 2009, we recognized and withdrew less than $0.1 million of net realized capital gains in cemetery perpetual care trusts. Our portfolio mix in these states is more heavily weighted to investments that potentially generate capital gains, such as equities. In states where we do not withdraw capital gains, our portfolio mix is more heavily weighted to fixed income type securities. If states where capital gains are currently permitted to be withdrawn make changes in legislation or regulations to not allow capital gains to be withdrawn, our future revenues and cash flow may be reduced from historical levels until we are able to replace some or all of the investments that potentially generate capital gains with ones that generate more ordinary income such as fixed income securities. Given current economic conditions and market values, we may not be able to make that shift quickly without triggering capital losses that could require funding obligations.
Reduced market values of preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts will also reduce our trust management fees.
     The fees that our subsidiary, ITI, collects for managing the trusts are based on the fair market value of the trusts as determined by quoted market prices. Thus as market values decline, the earnings ITI collects and the cash we withdraw for managing the trusts is also reduced. To the extent market values do not improve, we will earn less in ITI fees than we have historically earned. During fiscal years 2009, 2008 and 2007, ITI trust management fees collected were approximately $8.0 million, $10.0 million and $11.2 million, respectively.
Our trust portfolio is invested in various sectors, some of which may be more susceptible to additional adverse impact from the current economic crisis.
     As of October 31, 2009, approximately 21 percent of our preneed funeral and cemetery merchandise and services trust portfolios and 37 percent of our cemetery perpetual care trust portfolios are invested in the financials sector. However, only seven percent of the total common stocks in our trust portfolios are in the financials sector. In addition, as of October 31, 2009, approximately 11 percent of our preneed funeral and cemetery merchandise and services trust portfolios and 7 percent of our cemetery perpetual care trust portfolios are invested in the information technology sector. The current economic crisis may result in greater declines to the fair market value of our investments in these and other sectors as compared to the performance of our overall trust portfolio and/or market benchmarks, including the S&P 500 Index. Each sector has particular risks associated with it, and depending on our asset allocation, sector mix, company-specific information and future economic events, our portfolio could be at risk for further decline. For additional information on the various sectors comprising our trust portfolio and related risks, see the section titled “Preneed-Backlog, Trust Portfolio and Cash Impact of Sales” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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
     A weakening economy could also impact our customers’ ability to pay, causing increased delinquencies, increased bad debt and decreased finance charge revenue which would reduce future earnings and cash flow. A weakening economy could also increase costs related to sales force turnover and commissions we are unable to recoup as contract cancellation rates increase. If a contract is cancelled before collecting a specified amount, the related commission is charged back to the sales counselor. If the sales counselor is no longer employed by us when the contract is cancelled, we are often unable to recoup that commission.
     Some of the preneed funeral contracts we sell are funded by life insurance or annuity contracts issued by third-party insurers. The net amount of these contracts that have not been fulfilled as of October 31, 2009 was $507.3 million. These contracts are not reflected in our consolidated balance sheet, but we include them when we discuss our anticipated “backlog” or anticipated future revenue from preneed funeral sales. Approximately 60 percent of these contracts have been funded by Forethought Life Insurance Company. If Forethought or other insurance companies that have issued policies to our customers experience financial difficulties, our potential future revenue associated with these contracts, and commissions we would receive from selling these types of contracts in the future, could be at risk. For a discussion of our revenue recognition policies for insurance-funded preneed funeral contracts, see Note 2(i) to our consolidated financial statements included in Item 8.
Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.
     In the fourth quarter of fiscal year 2008, we recorded a goodwill impairment charge of $26.0 million. As of October 31, 2009, goodwill amounted to $247.2 million, consisting of $198.5 million in the funeral segment and $48.7 million in the cemetery segment. Cemetery segments tend to be more sensitive to goodwill impairments with a heavier reliance on preneed sales which are impacted by changes in consumer sentiment and customer discretionary income. If current economic conditions worsen causing decreased revenues and increased costs or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairments.
Servicing our debt will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. We have a senior secured revolving credit facility due 2012, on which no amounts were drawn as of October 31, 2009, and $367.5 million in fixed-rate long-term debt becoming due in 2013 through 2016. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our senior secured revolving credit facility will be sufficient to meet our debt service and other cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility and other long-term debt as they become due. Our ability to generate cash, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our debt agreements. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Our same-store funeral call volumes have not increased significantly or have decreased for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     Our same-store funeral call volumes have not increased significantly or have decreased for a number of years due to many factors described elsewhere in this report including the number of deaths and intense competition in our markets, and our ability to identify changing consumer preferences. From fiscal years 2005 to 2009, we experienced same-store funeral call volume changes of 0.4 percent, (0.2) percent, (2.2) percent, 0 percent and (5.9) percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or alternative sources of revenue.
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
Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.
     We may not be successful in maintaining our margins and may incur additional costs. For example, in the past we have experienced increased property and casualty insurance costs primarily as a result of hurricanes and natural disasters and are currently experiencing increased health care costs. Pending health care reform legislation could further increase our health care costs. We have also incurred significant legal costs related to the unanticipated class action litigation. We incurred additional costs in fiscal year 2009 in conjunction with improving our business systems. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Our business is subject to the risk of losses due to hurricanes and other natural disasters.
     Our Company is headquartered in the New Orleans metropolitan area, and approximately 75 of our funeral homes and 45 of our cemeteries, along with our mausoleum construction and sales business, ACME Mausoleum, are located near the Gulf Coast in southern Texas, Louisiana, Mississippi, Alabama and Florida, along the eastern coasts of Florida, and North and South Carolina and in Puerto Rico. These areas are periodically threatened by hurricanes, which can damage our properties, interrupt our business and disrupt the lives of our customers and employees. We are also at risk for tornadoes at our locations in the midwestern United States and for earthquakes at our locations along the west coast of the United States. In fiscal year 2005, our business was adversely affected by Hurricanes Katrina, Wilma and Rita. In fiscal year 2008, Hurricane Ike impacted our Houston operations. Our insurance may not protect us from all material losses or expenses incurred in connection with a natural disaster.
We have an estimate included in our deferred revenue liability of approximately $3 million, and we may become aware of new information that would require us to increase that estimated liability.
     From time to time, unidentified contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends, and statistical analyses, we have recorded an estimated liability for these items of approximately $3 million as of October 31, 2009. To the extent we are made aware of contracts that exceed the estimated liability recorded, or cause us to conclude that we should increase the estimated liability recorded, we would have to record a charge to earnings for the estimated cost to deliver the products and services.
Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of other shareholders.
     As of October 31, 2009, our Chairman, Frank B. Stewart, Jr., held 7,273,201 shares (or approximately 8.2 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. There is no established public trading market for our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 34 percent of our total voting power, while holding approximately 12 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of other shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions such as mergers and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.

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
     Concurrently with the sale of our senior convertible notes, we purchased call options with respect to our Class A common stock from Bank of America/Merrill Lynch International and sold warrants to Bank of America/Merrill Lynch Financial Markets, Inc. The counterparties’ obligations to us under the call options and warrants are guaranteed by Bank of America/Merrill Lynch & Co., Inc. By simultaneously purchasing the call options and selling the warrants, we have effectively increased the conversion premium on the senior convertible notes to 55-65 percent above the market price of the Class A common stock at the time of the offering. The call options are expected to offset our exposure to dilution from conversion of the senior convertible notes because any shares we would be obligated to deliver to holders upon conversion would be delivered to us by the counterparty to the call options. This obligation is dependent upon the financial viability of the counterparty and guarantor. With the uncertainty in the United States financial markets, there are risks that the counterparty and guarantor may not remain financially viable or may seek bankruptcy protection. If the counterparty and guarantor are relieved of or cannot perform this obligation, then at the time of conversion, we may be required to issue additional shares based upon the initial conversion price of the notes and cause further dilution to our shareholders.
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
     Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. In connection with the fiscal year 2009 repurchases of our senior convertible notes, the number of shares of Class A common stock subject to the warrants was reduced to 7.0 million related to the senior convertible notes due in 2014 and 6.4 million related to the senior convertible notes due in 2016. For additional information, see Notes 15 and 17 to our consolidated financial statements included in Item 8.
The accounting method for our senior convertible notes will change beginning in fiscal year 2010 and will substantially increase our reported interest expense relating to the senior convertible notes, but will have no impact on cash interest paid or net reported cash flows.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The new accounting guidance affects our senior convertible notes, will be effective for us beginning November 1, 2009 and must be applied retrospectively to all periods presented. This guidance will substantially increase our reported interest expense relating to the senior convertible notes. The retrospective application of this guidance will decrease our previously reported net earnings by $1.2 million, $3.6 million and $12.4 million for fiscal years 2007, 2008 and 2009, respectively. Included in the $12.4 million decrease for fiscal year 2009 is a decrease of the previously recorded pre-tax gain on the repurchase of the senior convertible notes of approximately $14.0 million. The impact as of November 1, 2009 is expected to result in a decrease in deferred tax assets totaling approximately $10.0 million, a decrease in long-term debt of approximately $27.8 million, an increase to additional paid-in capital of approximately $35.0 million and a decrease to retained earnings of approximately $17.2 million. It is estimated that annual earnings after taxes will be reduced between $1.0 million and $4.0 million over the remaining life of the convertible debt as a result of the required increase in non-cash interest expense from accretion of the debt discount under the effective interest rate method. The new accounting rules will have no impact on cash interest paid or net reported cash flows.
Increases in interest rates would increase interest costs on any variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.
     We have no variable-rate long-term debt agreements besides our senior secured revolving credit facility. Although we have no amounts currently drawn under the credit facility, any amounts borrowed in the future are subject to variable interest rates. Any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future, which could decrease our net income and earnings per share materially.
Our ability to maintain compliance with our covenants under our senior secured revolving credit facility and 6.25 percent senior notes is dependent upon many factors. Covenant restrictions may also limit our ability to operate our business.
     Our senior secured revolving credit facility and the indenture governing the 6.25 percent senior notes contain, among other things, covenants that restrict our and our subsidiaries’ activities. Our senior secured revolving credit facility limits, among other things, our and the guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale and leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets. In addition, our senior secured revolving credit facility contains specific limits on capital expenditures. Furthermore, our senior secured revolving credit facility requires us to maintain specified financial ratios and satisfy periodic financial condition tests. The indenture governing the 6.25 percent senior notes restricts our and the guarantors’ ability to create liens on assets, enter into sale and leaseback transactions and merge or consolidate with other companies. Our and our subsidiaries’ future indebtedness may contain similar or even more restrictive covenants. See Note 15 to the consolidated financial statements included in Item 8 for additional information on our debt covenants.
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
     The declaration of dividends on our common stock in the future is subject to the discretion of our Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is restricted under our senior secured revolving credit facility. See Note 15 to the consolidated financial statements included in Item 8.
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
     Although we have not made any significant acquisitions in recent years, we may in the future. Also, our “New Invention” initiative calls for us to seek to generate new tangential growth opportunities not tied to the growth of our base business. Any such acquisitions and investments have risks. We may fail to identify suitable candidates, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to our lack of experience operating or investing in new areas and to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.
The application of generally accepted accounting principles to our business is complex, and we have had significant changes in the application of generally accepted accounting principles to our business. No assurances can be given that we will not face similar issues in the future.
     Our industry is unusual because we often sell products and services many years prior to the time they are required to be delivered, and we are required by varying state laws to hold customer funds related to these sales in trust until the products and services are ultimately delivered. The accounting for these unusual features is complex, and in prior years there have been periodic changes in the application of generally accepted accounting principles to our business. Some of these changes have made it difficult to compare results from one period to the next. Such changes have also increased our administrative costs. We can give no assurances that we will not face similar issues in the future.
Risks Related to the Death Care Industry
Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term, and reliable statistics on deaths in particular markets can be difficult to obtain.
     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline and could cause a decline in the number of preneed sales being delivered, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer life spans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 46 percent of deaths in the United States by the year 2015, compared to 35 percent in 2007. In fiscal years 2007, 2008 and 2009, 39 percent, 40 percent and 41 percent, respectively, of the funeral services we performed in our operations were cremations, and 56 percent of those were direct cremations. A full service cremation, which includes a funeral service, merchandise and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal years 2007 through 2009, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service cremations. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
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
     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, Puerto Rican and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several jurisdictions and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, impose or increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects. On September 29, 2009, Representative Bobby L. Rush (D.-Ill.) introduced H.R. 3655 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill has been referred to the Committee on Energy and Commerce.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our operating segments as of October 31, 2009:

	Number of
Operating Segment	Locations	Geographic Areas

Funeral	218	Alabama, Arkansas, California, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Mississippi, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Puerto Rico

Cemetery	140	Alabama, Arkansas, California, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico

	358

     As of October 31, 2009, approximately 77 percent of our 218 funeral home locations were owned by our subsidiaries, and approximately 23 percent were held under operating leases. The leases have terms ranging from one to 14 years, except for one lease that expires in 2032 and seven leases that expire in 2039 (six of which are with the Archdiocese of Los Angeles). An aggregate of $0.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
     As of October 31, 2009, we owned 140 cemeteries covering a total of approximately 9,900 acres. Although approximately 38 percent of the total acreage is available for future development, life spans of our cemeteries can be extended by different types of cemetery development such as the construction of mausoleums, columbariums, niche spaces and cremation gardens.
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

Name	Age	Position

Thomas J. Crawford	56	President, Chief Executive Officer and Director(1)

Thomas M. Kitchen	62	Senior Executive Vice President, Chief Financial Officer and Director(2)

Lawrence B. Hawkins	61	Executive Vice President and President—Investors Trust, Inc.

Martin de Laurèal	58	Senior Vice President of Corporate Development and Investor Relations(3)

Lewis J. Derbes, Jr.	38	Senior Vice President of Finance, Treasurer and Secretary(4)

Christine Hunsaker	43	Senior Vice President of Cremation(5)

Larry Merington	55	Senior Vice President of Marketing(6)

Kenneth G. Myers, Jr.	52	Senior Vice President of Operations(7)

G. Kenneth Stephens, Jr.	48	Senior Vice President of Sales(8)

Lisa T. Winningkoff	42	Vice President and Senior Administrative Officer(9)

Angela M. Lacour	37	Vice President, Corporate Controller and Chief Accounting Officer(10)

(1)	Mr. Crawford has served as our President, Chief Executive Officer and a Director since March 31, 2007. Prior to that, he served on behalf of Sorenson Capital Partners, a private equity group, as Chief Executive Officer of Erickson Companies, a regional residential framing company with manufacturing operations in Arizona, California and Nevada. From 2003 to 2004, he was a Senior Consultant to Carew, International, a sales process consulting and training company. He was Chairman, Chief Executive Officer and President of publicly-traded The York Group, Inc., one of the largest casket manufacturers in the United States, from 2000 until its merger with Matthews International Corporation in 2002. From 1997 to 1999, he was Executive Vice President of Sales and Marketing of Lozier Corporation, a manufacturer of retail display fixtures and systems. From 1979 to 1997, he served in various positions with the Batesville Casket Company, a leading manufacturer and supplier of caskets, including Vice President and General Manager — Hardwood Products Group, Vice President of New Business Development, Vice President of Marketing and Vice President of Logistics. Additionally, he held the positions of Director of Corporate Development for both the Batesville Casket Company and its parent company, Hillenbrand Industries.

(2)	Mr. Kitchen has served as Senior Executive Vice President since March 31, 2007 and as Chief Financial Officer since December 2, 2004. He has also served as a director since February 18, 2004. From June 30, 2006 until Mr. Crawford’s appointment as President and Chief Executive Officer on March 31, 2007, Mr. Kitchen served as acting Chief Executive Officer. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(3)	On November 1, 2007, Mr. de Laurèal was appointed Senior Vice President of Corporate Development and Investor Relations. He joined the Company in 1977 and has held numerous management positions. Mr. de Laurèal has also served as President of Acme Mausoleum Corporation since January 2007. From December 1995 to December 2003, he was Vice President of Investor Relations, and from December 2003 to November 2007, he was Senior Vice President of Investor and Corporate Relations.

(4)	On July 1, 2008, Mr. Derbes was appointed Senior Vice President of Finance, and continues his positions as Secretary and Treasurer. Prior to that time, he served as Vice President, Secretary and Treasurer of the Company since May 2005. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.

(5)	On December 1, 2009, Ms. Hunsaker was appointed Senior Vice President of Cremation. From March 2009 through November 2009, she was a consultant to the Company in evaluating its cremation business and helping to identify targets for growth. From 2004 to the present, she owns and operates Paws, Whiskers & Wags, Your Pet Crematory, a pet cremation company in Atlanta helping over 3,000 clients annually. She worked for Service Corporation International twice in the past in various senior management positions addressing cremation revenue and growth. During her last assignment at SCI from 2002 to 2004, she was President of Cremation Services/Cremation Operations, North America, and led the expansion of National Cremation Society, SCI’s largest cremation brand. Prior to her employment at SCI, Ms. Hunsaker worked for the Batesville Casket Company and was part of the team that launched Options, Batesville’s cremation company.

(6)	On March 3, 2009, Mr. Merington was appointed Senior Vice President of Marketing. Prior to that time, he served as Senior Vice President of Sales and Marketing since September 17, 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner, Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the United States Air Force in Afghanistan. From 1996-2001, he served in various senior management roles at Browning-Ferris Industries before becoming president of its Gas Services Division.

(7)	On June 26, 2008, Mr. Myers was appointed Senior Vice President of Operations. Prior to that time, he served as Senior Vice President of Finance of the Company since February 20, 2006. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. From 1992 to 2001, he served as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation.

(8)	On March 3, 2009, Mr. Stephens was appointed Senior Vice President of Sales. Prior to that time, he served as Executive Vice President and President of our former Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our former Eastern Division.

(9)	Since December 2005, Ms. Winningkoff has served as Vice President and Senior Administrative Officer. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. She joined the Company in June 1991 and held several financial and accounting positions, including Assistant Treasurer and Director of Financial Reporting.

(10)	On July 10, 2006, Ms. Lacour was appointed Vice President, Corporate Controller and Chief Accounting Officer. She joined the Company in February 1997, and has served in a variety of financial and accounting positions including Director of Financial Reporting and, most recently, as Assistant Corporate Controller since March 2001. Prior to joining the Company, Ms. Lacour was an auditor with KPMG LLP for four years.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 30, 2009, the closing sale price as reported by the NASDAQ Stock Market was $4.68. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2009, there were 984 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2009
Fourth Quarter	$5.73	$4.57
Third Quarter	5.10	3.42
Second Quarter	3.98	1.67
First Quarter	5.30	2.55

Fiscal Year 2008
Fourth Quarter	$10.00	$4.07
Third Quarter	9.46	6.61
Second Quarter	7.20	5.37
First Quarter	9.08	6.82
     There is no established public trading market for our Class B common stock. As of October 31, 2009, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2009, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 34 percent of our total voting power and held approximately 12 percent of our outstanding equity.
Dividends
     The Company has paid a quarterly cash dividend of two and one-half cents per share for its Class A and Class B common stock since April 2005, and in September 2009, the quarterly cash dividend was increased to three cents per share. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our senior secured revolving credit facility. See Note 15 to the consolidated financial statements included in Item 8.
Equity Plan Information
     For information regarding compensation plans under which equity securities of the Company are authorized for issuance, see Part III, Item 12.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The table below shows purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2009.
Issuer Purchases of Equity Securities

				Total number of	Maximum approximate
				shares purchased as	dollar value of shares
	Total number			part of publicly	that may yet be
	of shares		Average price paid	announced	purchased under the
Period	purchased		per share	plans or programs(2)	plans or programs(2)
August 1, 2009 through August 31, 2009	—		$—	—	$26,519,479
September 1, 2009 through September 30, 2009	4,471	(1)	$5.32	4,471	$26,495,706
October 1, 2009 through October 31, 2009	—		$—	—	$26,495,706

Total	4,471		$5.32	4,471	$26,495,706

(1)	As described in Note 15 to the consolidated financial statements, we acquired 15,936 shares of our Class A common stock during fiscal year 2009 (of which 4,471 were acquired during the fourth quarter) related to the settlement of call options and common stock warrants corresponding to senior convertible notes we purchased in the open market.

(2)	We announced a $25.0 million stock repurchase program on September 19, 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program. As of October 31, 2009, we had repurchased 6.6 million shares for $48.5 million at an average price of $7.31 per share and have $26.5 million remaining under this program.
Item 6. Selected Financial Data
     The tables below contain selected consolidated financial data as of and for the years ended October 31, 2005 through October 31, 2009. The tables should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)
	2009(2)	2008(3)	2007(4)	2006(5)	2005(6)
Statement of Earnings Data:
Total revenues	$487,807	$527,883	$522,817	$514,230	$488,909
Total gross profit	87,740	100,817	112,430	114,613	101,479

Earnings (loss) from continuing operations	$35,653	$(3,693)	$39,314	$37,580	$8,303
Earnings from discontinued operations	—	—	499	13	1,551
Cumulative effect of change in accounting principle (net of $101,061 income tax benefit in 2005)	—	—	—	—	(153,180	) (1)

Net earnings (loss)	$35,653	$(3,693)	$39,813	$37,593	$(143,326)

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.39	$(.04)	$.38	$.35	$.08
Earnings from discontinued operations	—	—	.01	—	.01
Cumulative effect of change in accounting principle	—	—	—	—	(1.40)

Net earnings (loss)	$.39	$(.04)	$.39	$.35	$(1.31)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.39	$(.04)	$.38	$.35	$.08
Earnings from discontinued operations	—	—	.01	—	.01
Cumulative effect of change in accounting principle	—	—	—	—	(1.40)

Net earnings (loss)	$.39	$(.04)	$.39	$.35	$(1.31)

Dividends declared per common share	$.105	$.10	$.10	$.10	$.075

	October 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Assets	$2,109,001	$2,104,515	$2,438,974	$2,380,577	$2,335,609
Long-term debt, less current maturities	367,491	450,095	450,115	374,020	406,859
Shareholders’ equity	390,884	365,637	423,318	446,893	439,453
Selected Consolidated Operating Data

	Year Ended October 31,
	2009		2008	2007	2006	2005
Operating Data:
Funeral homes in operation at end of period	218		221	221	229	231

At-need funerals performed	35,581		37,589	38,072	38,937	39,264
Prearranged funerals performed	19,984		21,436	21,275	21,799	22,076

Total funerals performed	55,565		59,025	59,347	60,736	61,340

Prearranged funerals sold	26,966		28,390	29,953	30,738	28,967
Backlog of prearranged funerals at end of period	331,041	(7)	329,085	329,617	333,592	326,672

Cemeteries in operation at end of period	140		139	139	143	144
Interments and inurnments performed	45,068		47,953	49,283	52,255	52,436

(1)	Effective November 1, 2004, we changed our method of accounting for selling costs incurred related to new preneed funeral and cemetery service and merchandise sales to expense them as incurred, which resulted in a $254.2 million ($153.2 million after tax, or $1.40 per diluted share) charge for the cumulative effect of the change in accounting principle.

Effective November 1, 2005, we began recording share-based compensation costs using the modified prospective application transition method. Our financial statements were not retrospectively adjusted to reflect this implementation. Accordingly, this implementation is reflected in our fiscal year 2009, 2008, 2007 and 2006 financial statements but not in our financial statements for fiscal year 2005.

Effective November 1, 2007, we implemented the required guidance related to uncertain tax positions and recognized a $1.0 million charge to the November 1, 2007 accumulated deficit balance. For additional information, see Note 18 to the consolidated financial statements included in Item 8.

All businesses sold that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year.

In May 2008, the FASB issued guidance related to the accounting for convertible debt instruments that may be settled in cash. This guidance applies to our senior convertible notes and is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. While there will be no impact on our cash interest paid or net reported cash flows, we will record higher interest expense in fiscal year 2010 as a result of the adoption of this guidance. The retrospective application will decrease our previously reported net earnings by $1.2 million, $3.6 million and $12.4 million for fiscal years 2007, 2008 and 2009, respectively. Included in the $12.4 million decrease for fiscal year 2009 is a decrease of the previously recorded pre-tax gain on the repurchase of the senior convertible notes of approximately $14.0 million. The impact as of November 1, 2009 is expected to result in a decrease in deferred tax assets totaling approximately $10.0 million, a decrease in long-term debt of approximately $27.8 million, an increase to additional paid-in capital of approximately $35.0 million and a decrease to retained earnings of approximately $17.2 million. It is estimated that annual earnings after taxes will be reduced between $1.0 million and $4.0 million over the remaining life of the convertible debt as a result of the required increase in non-cash interest expense from accretion of the debt discount under the effective interest rate method. For additional information, see Note 3 to the consolidated financial statements.
(2)	During fiscal year 2009, we recorded the following items:
•	$20.1 million in gains on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 15 to the consolidated financial statements for additional information).

•	$3.4 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses (see Note 6 to the consolidated financial statements).

•	$0.4 million in net hurricane related expenses primarily related to the lawsuit we filed against our insurance carriers related to our Hurricane Katrina claim (see Note 23 to the consolidated financial statements).

•	$0.3 million in separation charges related to the separation pay of a former executive officer and costs related to the reorganization of our operating structure (see Note 14 to the consolidated financial statements).
(3)	During fiscal year 2008, we recorded the following items:
•	$26.0 million charge for goodwill impairment (see Note 13 to the consolidated financial statements).

•	$13.3 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses (see Note 6 to the consolidated financial statements) and a $7.4 million tax valuation allowance as a result of realized trust investment losses (see Note 18 to the consolidated financial statements).

•	$2.3 million in net hurricane related expenses related to Hurricanes Ike and Katrina (see Note 23 to the consolidated financial statements).

(4)	During fiscal year 2007, we recorded the following items:
•	A charge for the loss on early extinguishment of debt of $0.7 million as a result of our senior convertible debt transaction (see Note 15 to the consolidated financial statements).

•	$2.5 million in net hurricane related expenses related to Hurricane Katrina (see Note 23 to the consolidated financial statements).

•	$0.6 million in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions (see Note 14 to the consolidated financial statements).
(5)	During fiscal year 2006, we recorded the following items:
•	$1.6 million in net hurricane related recoveries and $3.2 million in business interruption insurance proceeds related to Hurricane Katrina.

•	$1.0 million in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions.
(6)	During fiscal year 2005, we recorded the following items:
•	$9.4 million in net hurricane related expenses related to Hurricane Katrina.

•	$1.5 million in severance charges related to the restructuring of our operating divisions.

•	$32.8 million in charges for the loss on early extinguishment of debt related to the refinancing of the senior secured credit facility and the completion of the private offering of our 6.25 percent senior notes.
(7)	Our backlog of preneed funerals is comprised of trust-funded contracts and insurance-funded contracts. As described in Note 2(i) to the consolidated financial statements included in Item 8, insurance-funded preneed funeral contracts are not reflected in our consolidated balance sheets. As of October 31, 2009, our preneed funeral backlog is comprised of 193,637 trust-funded contracts and 137,404 insurance-funded contracts.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of October 31, 2009, we owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale.
General
     During fiscal year 2009, we focused on improving our business and effectively deploying our cash, despite the challenges of the current economic environment, to position our Company for future growth as the economy improves. During the year, we reported net earnings of $35.7 million, or $.39 per diluted share and generated $84.9 million in operating cash flow. We increased our common stock dividend rate by 20 percent and repurchased $82.6 million aggregate principal amount of our senior convertible notes in the open market for an aggregate purchase price of $60.8 million, a substantial discount. Our tax planning strategies yielded a combination of refunds and reductions of income tax payments totaling approximately $31.6 million utilized in 2009. We successfully refinanced our revolving credit facility, which was set to mature in November 2009. At $304.7 million as of October 31, 2009, our net debt is at its lowest level in more than 10 years.
     Like many other businesses, our operating results were negatively affected by current economic conditions. In particular, our cemetery property sales decreased significantly; however, approximately 40 percent of the decline occurred in Florida where the current economic environment is having the largest impact. These purchases are often made by families prior to the time of need and are thus often discretionary; we are optimistic that these sales will improve as the overall economy improves. During the fourth quarter of 2009, we achieved the highest quarterly cemetery property sales for fiscal year 2009. Net preneed funeral sales declined substantially during the first quarter of 2009, but improved as the year progressed, and increased 0.3 percent in fiscal year 2009 compared to fiscal year 2008. Adverse financial market conditions in the latter part of 2008 and early part of 2009 caused a decrease in our revenue from trust-related activities. During fiscal year 2009, we recognized approximately $8.8 million less in revenue than we did in fiscal year 2008 from trust-related activities, or $29.3 million in fiscal year 2009 compared to $38.1 million in fiscal year 2008. Based on current market conditions and realized losses as of October 31, 2009, we believe our revenue from trust-related activities for fiscal year 2010 would be about the same as for fiscal year 2009. With the improvements in the financial markets during 2009, the total return on our trust portfolios improved also with a total return of 15.4 percent in our preneed funeral and cemetery merchandise and services trusts and a 19.9 percent return in our cemetery perpetual care trust. During late fiscal 2008, the Company engaged a new investment consultant to review the portfolio. We reviewed alternative asset allocation models and selected a new asset allocation that is more heavily weighted toward fixed income securities. As a result, we have taken advantage of the rebound in the financial markets to rebalance the trust portfolio. We have reduced our exposure to common equities and have increased our investment in fixed income securities where we intend to generate a reasonable rate of return with a lower overall volatility for the investments. We plan to continue to reduce the volatility of our investment portfolio by adjusting our asset allocation as the financial markets improve.
     During fiscal year 2009, we completed the initial implementation of the “Best in Class” component of our strategic plan, and began to generate new revenue from our e-commerce initiatives. We constructed one funeral home on a third-party cemetery and one stand-alone funeral home, and in fiscal year 2010, we plan to construct one stand-alone funeral home and one combination funeral home. We also acquired one business for $1.6 million in fiscal year 2009. We completed the implementation of a new industry-specific contract processing software system, which will serve as a platform for a new point of sale system to be implemented in fiscal years 2010 and 2011. Also in fiscal year 2009, we implemented a companywide image scanning system and piloted a new supplier invoice processing system. We expect that these new systems and processes will improve productivity over time, and, as we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved.
     During fiscal year 2009 compared to fiscal year 2008, same-store funeral services performed declined 5.9 percent, which reflects a decline in deaths in our markets and a decrease in low-end cremation events in our West Coast operations. However, we began to experience positive trends in the fourth quarter of 2009. Same-store calls were essentially equal to the prior year quarter, a significant improvement from each of the previous quarters of this fiscal year. We also face challenges from customers’ increasing preference for cremation, which has been a significant concern for traditional funeral home and cemetery operators like us because cremations have typically included few, if any, additional products or services other than the cremation itself, and can result in lower revenue and profits than traditional services. We are addressing funeral service volumes and increases in cremations through our “Best in Class” initiative, enhanced sales and marketing efforts and our emphasis on personalization. We are intensifying our efforts to market full service cremations, including better marketing of our memorialization options for our cremation consumers. In addition, in late fiscal year 2009, we hired a vice-president of cremation and in early fiscal year 2010, we hired a senior vice-president of cremation, both with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenue and profits. For the year ended October 31, 2009, we achieved a 3.1 percent increase in our average revenue per traditional funeral service and a 5.7 percent increase in our average revenue per cremation service. Additional information about our business and strategies can be found in Item 1. “Business.”
Financial Summary for Fiscal Year 2009
     For fiscal year 2009, net earnings were $35.7 million compared to a net loss of $3.7 million for fiscal year 2008. Net earnings for fiscal year 2009 included a $20.1 million pre-tax gain on the early extinguishment of debt related to our open market repurchases of $82.6 million aggregate principal amount of our senior convertible notes during fiscal year 2009. The net loss for fiscal year 2008 included a $26.0 million goodwill impairment charge.
     Revenue decreased $40.1 million to $487.8 million for fiscal year 2009. Funeral revenue decreased $10.3 million to $276.3 million primarily due to a $3.1 million decline in funeral revenue related to trust activities and a 5.9 percent decrease in our same-store funeral services performed. During fiscal year 2009, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 3.1 percent and an increase in average revenue per cremation service of 5.7 percent. These increases were partially offset by a shift in mix to lower-priced cremation services and a decrease in trust earnings which resulted in an overall increase of 2.6 percent in the same-store average revenue per funeral service. For the year ended October 31, 2009, we had a 0.3 percent increase in net preneed funeral sales. Cemetery revenue decreased $29.8 million to $211.5 million primarily due to a $13.7 million, or 13.2 percent, decrease in cemetery property sales, net of discounts, a $5.8 million decrease in cemetery merchandise delivered and services performed and a $5.7 million decrease in cemetery revenue related to trust activities, of which $3.9 million of the decrease relates to cemetery perpetual care earnings. Consolidated gross profit decreased $13.1 million to $87.7 million due to a $3.2 million decrease in funeral gross profit and a $9.9 million decrease in cemetery gross profit. Funeral gross profit decreased due to the decrease in trust-related revenue, as noted above. Cemetery gross profit decreased primarily due to the decrease in revenue, as noted above, partially offset by a decrease in charges associated with the estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts which declined from the $13.3 million charge recorded during fiscal year 2008 to a $3.4 million charge recorded during fiscal year 2009.
     Corporate general and administrative expenses decreased $1.9 million to $30.7 million for fiscal year 2009 primarily due to fiscal year 2008 charges for professional services related to the Board’s evaluation of strategic alternatives to maximize shareholder value in connection with our response to an unsolicited acquisition proposal. We incurred $0.4 million in hurricane related charges in fiscal year 2009 compared to $2.3 million in hurricane related charges for fiscal year 2008 related to Hurricanes Katrina and Ike. During 2009, Hurricane Katrina charges consisted of litigation expenses incurred as the Company pursues its claim against its insurer. Interest expense for the period decreased $1.8 million to $22.3 million for fiscal year 2009 due to the repurchase of our senior convertible notes in the open market. Investment and other income, net decreased $2.3 million to $0.1 million primarily due to a decrease in the average rate earned on our cash balances.
     Cash flow provided by operating activities for the year ended October 31, 2009 was $84.9 million compared to $84.5 million for fiscal year 2008. The increase in operating cash flow is primarily due to a combination of tax refunds and reductions of income tax payments in fiscal year 2009 amounting to $31.6 million compared to $21.8 million in tax refunds and reductions of income tax payments in fiscal year 2008. The increase in net cash flows from tax refunds and reductions of income tax payments was partially offset by the funding of $2.7 million of the estimated probable funding obligation related to our cemetery perpetual care trust in 2009, $1.7 million of cash outflows related to Hurricanes Katrina and Ike in 2009, coupled with the timing of payments to vendors and payroll payments.
Preneed-Backlog, Trust Portfolio and Cash Impact of Sales
Overview
     We believe that preneed funeral and cemetery property sales are two of the primary drivers of sustainable long-term growth in the number of families served by our funeral homes and cemeteries. Our preneed funeral service and merchandise sales and preneed cemetery service and merchandise sales are deferred into our backlog while our preneed cemetery property sales are recognized currently in accordance with the retail land sale provisions of ASC 360-Property, Plant and Equipment. For a detailed discussion of our revenue recognition policies and how we account for our at-need sales, preneed sales and trust earnings, see Notes 2(i), 2(j), 2(k), and Notes 4 through 7 to the consolidated financial statements included in Item 8.
Backlog
     We estimate that as of October 31, 2009 and 2008 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This is made up of approximately $1.1 billion from trust and $0.6 billion from insurance. This represents the face value of the backlog taking into account current realized earnings not yet recognized and current unrealized gains and losses plus the earnings that are projected on the funds held in trust and the estimated build-up in the face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our experience, with the majority of existing contracts expected to mature over the next 15 years. In addition, in fiscal years 2009 and 2008, the analysis assumes a weighted annual return of 4.3 percent and 5.0 percent, respectively, projected from our trusts over the expected life of the contracts and a 2 percent build-up from the insurance contracts. Actual results could differ from our assumptions used in the calculation. Proceeds of these insurance policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As of October 31, 2009 and October 31, 2008, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.5 billion.
Supplemental Trust Portfolio Information
     We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The size of the trusts depends primarily upon the level of preneed sales and maturities, the amount of dividend and interest income and investment gains or losses and funds added through acquisitions, if any.
     As of October 31, 2009, approximately 9 percent of our portfolio was invested in cash, 30 percent in fixed-income securities, 14 percent in preferred stocks, 44 percent in equities and 3 percent in other investments. Because approximately 44 percent of our total trust portfolio is currently invested in equities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate if the overall stock market declines.
     During late fiscal 2008, the Company engaged a new investment consultant to review the portfolio. We reviewed alternative asset allocation models and selected a new asset allocation that is more heavily weighted toward fixed income securities. As a result, we have taken advantage of the rebound in the financial markets to rebalance the trust portfolio. We have reduced our exposure to common equities and have increased our investment in fixed income securities where we intend to generate a reasonable rate of return with a lower overall volatility for the investments. We plan to continue to reduce the volatility of our investment portfolio by adjusting our asset allocation as the financial markets improve.
     The following table presents the overall annual realized return in our domestic trusts for the years 1991 to 2009. The returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses.

1991-1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
8-9%	5.8%	6.3%	4.3%	4.8%	2.6%	4.3%	5.1%	4.8%	(3.3)%	(.4)%
     During fiscal year 2009, we experienced positive trends in the overall market and in our preneed and perpetual care trusts. For the year ended October 31, 2009, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 15.4 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 19.9 percent.
     The table below presents the total returns of our trusts including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the year ended October 31, 2009	15.4%	19.9%
For the last three years ended October 31, 2009	(4.1)%	(1.8)%
For the last five years ended October 31, 2009	1.2%	1.7%
For the last ten years ended October 31, 2009	1.8%	2.4%
     In our preneed funeral and cemetery merchandise and services trusts, as of October 31, 2009 and October 31, 2008, the fair market value of the investments in the trusts were $192.9 million and $253.6 million, respectively, lower than our cost basis. We review our investment portfolio quarterly, and as part of that review during fiscal year 2009, we determined that we no longer had the intent to hold certain securities until they recovered their value. In addition, there were certain securities that we deemed were practically worthless as of October 31, 2008 that further declined in value during fiscal year 2009. As a result, for fiscal year 2009, we realized additional losses of $12.1 million in our funeral and cemetery merchandise and services trusts. These losses were allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of October 31, 2009 and October 31, 2008, we had $220.7 million and $240.9 million, respectively, in earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of October 31, 2009 and October 31, 2008, the fair market value of our investments were $56.7 million and $81.0 million, respectively, lower than our cost basis. In addition, during fiscal year 2009, we realized losses of $3.4 million in our cemetery perpetual care trusts. This loss resulted in the recording of an additional funding obligation of $3.4 million included in cemetery costs in the statement of earnings for fiscal year 2009. See Note 6 to the consolidated financial statements for further information on the estimated probable funding obligation.
     Securities representing unrealized losses totaling $258.8 million were also in a loss position at October 31, 2008, up from $254.8 million at the end of last year. Based upon our review of the specific underlying securities, we continue to believe we have the ability and intent to hold these investments for the forecasted recovery period, and therefore, do not believe the losses on these securities should be realized. For each of these securities, we evaluate consensus analyst recommendations, ratings from established ratings agencies and overall market performance. Most of our common stocks are part of the S&P 500 Index, and all preferred stocks and corporate bonds had a rating of “A” or better at the time of purchase. We believe that we have sufficient cash and cash equivalents within the trusts, from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow us to hold these investments until they recover in value. Of the $258.8 million, approximately 12 percent, or $31.9 million, were generated by preferred stock investments and 78 percent, or $202.6 million, were generated by common stock investments. The market value of these securities represents approximately 49 percent of the market value of the securities in our trust portfolio. The preferred stocks are primarily in the financial services sector which has experienced a significant decline in market value due to the current economic crisis. The vast majority of these companies were rated “A” or better at the time of purchase by S&P, Moody’s or Fitch, and most continue to pay dividends. Although we cannot predict future stock prices, our management expects that the financial services sector, in particular, and the overall S&P 500 will recover and that these stocks may recover along with them.
     The table below presents the sectors in which our trust portfolio is invested and the percentage of each sector in the total trust portfolio as of October 31, 2009.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
Sector	Percentage of Portfolio	Percentage of Portfolio
Financials	21%	37%
Mutual Funds — Fixed Income	14%	16%
Cash	10%	9%
Information Technology	11%	7%
Mutual Funds — Equity	8%	3%
Healthcare	7%	5%
Consumer Discretionary	6%	8%
Energy	5%	3%
Consumer Staples	5%	4%
Industrials	4%	3%
Telecommunications	3%	3%
Government	2%	2%
Utilities	1%	—
Materials	1%	—
Mortgage Securities	—	—
Miscellaneous	2%	—

     Investments in the financials sector represented 21 percent, or $107.3 million of fair market value, of our preneed funeral and cemetery merchandise and services portfolios; however, only seven percent, or $17.2 million, of the common stock within the preneed funeral and cemetery merchandise and services trust portfolio is invested in the financials sector. Investments in the financials sector represent 37 percent, or $75.9 million, of our cemetery perpetual care portfolio as of October 31, 2009, with only eight percent or $4.9 million of the common stock within the cemetery perpetual care trust portfolio invested in the financials sector. This sector has unrealized losses of $69.8 million as of October 31, 2009 in our preneed funeral and cemetery merchandise and services trusts, $23.3 million of which relate to preferred stock investments. With respect to our cemetery perpetual care trust portfolio, the financials sector has unrealized losses of $29.2 million as of October 31, 2009, $18.8 million of which relate to preferred stock investments. Risks associated with the financials sector include risk of failure of various large financial institutions, government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets.
     We also have concentrations in other sectors that may be more susceptible to additional adverse impact from the economic crisis, primarily the information technology sector. The information technology sector has unrealized losses of $42.3 million as of October 31, 2009 in our preneed funeral and cemetery merchandise and services trusts and unrealized losses of $10.7 million as of October 31, 2009 in our cemetery perpetual care trusts. The information technology sector risks include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation.
     We perform a separate analysis to determine whether our preneed contracts are in a loss position. None were in a loss position in fiscal year 2009. For additional information, see Note 2(m) to the consolidated financial statements and “Overview of Critical Accounting Policies” herein.
     We generate revenue related to the trusts from investment management fees earned by our subsidiary, ITI. In fiscal year 2009, these fees amounted to $8.0 million. These fees are based on the fair market value of the investments in the funeral and cemetery merchandise and services trust portfolio and cemetery perpetual care trusts, and significant changes in the fair market value of the portfolio impact the fees earned. To the extent the fair market values of our trust assets are less than those values prevailing during 2009, we would recognize less revenue from management fees than we earned in 2009 and than we have historically earned.
Impact of Preneed Sales on Near-Term Cash
     The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, the portion of the sale required to be placed into trust and the terms of the particular contracts such as the size of the down payment required and the length of the contract. We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed sales are generally cash flow negative initially, but may become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract. Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred.
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

Deferred Revenue and Revenue Recognition
     Funeral revenue is recognized when funeral services are ultimately performed. Our funeral receivables included in current receivables primarily consist of amounts due for funeral services already performed. We sell price-guaranteed prearranged funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. Revenues associated with sales of prearranged funeral contracts, which include accumulated trust earnings, are deferred until such time that the funeral services are ultimately performed. See Note 2(i) to the consolidated financial statements included in Item 8.
     Revenue associated with cemetery merchandise and services is recognized when the service is performed or merchandise is delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of ASC 360-Property, Plant and Equipment. Under this guidance, revenue from constructed cemetery property is not recognized until 10 percent of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to completion of its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is delivered or the services are ultimately performed. See Note 2(j) to the consolidated financial statements included in Item 8.
     We defer all dividends and interest earned and net capital gains and losses realized by preneed funeral trust and preneed cemetery merchandise trust accounts until the underlying service or the merchandise is delivered. Unrealized capital gains and losses are not allocated to specific contracts.
     From time to time, unidentified contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, we record an estimated net liability for these items.
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
Loss Contract Analysis
     Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and realized earnings, then subtract realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. We then consider unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our deferred revenue. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, there is currently capacity for additional market depreciation before a contract loss would occur.
Variable Interest Entities
     We consolidate our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts. For a more detailed discussion of our accounting policies including our policy for determining whether a loss in an investment in our trust portfolio should be considered realized and for determining whether impairments in debt securities are temporary or other than temporary, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8. Insurance-funded preneed funeral contracts are not recorded on our balance sheet, as described in Note 2(i) to the consolidated financial statements included in Item 8.
Allowance for Doubtful Accounts and Sales Cancellations
     Management must make estimates of the uncollectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of our historical collection and write-off experience. In addition, we establish a reserve for sales cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction in cemetery revenue. We also establish an allowance for cancellations of insurance and third-party commissions based on historical experience for cancellations of insurance contracts within the period of refundability. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.
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
Valuation of Goodwill
     In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating regions are considered economically similar. Qualitative factors include the nature of our products and services, consistency of products and services and the delivery of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation, we have eight reporting units. Because goodwill impairment tests are applied at the reporting unit level, a change in reporting unit can have a material effect on the outcome of the test. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.
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
     Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis.
     In reviewing goodwill for impairment, we first compare the fair value of each of our reporting units with their carrying amounts (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, we then measure the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. This step of our impairment test involves determining estimates of the fair values of our assets and liabilities. If these estimates or their related assumptions change in the future, including if we project lower cash flow in the future for a reporting unit than we projected when we performed our fiscal 2009 impairment test, we may be required to record an impairment charge.
     Our goodwill impairment test involves estimates and management judgment. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We test our results by comparing them to the trading multiples of companies in our industry and supplier industries calculated as enterprise value divided by EBITDA. We also reviewed multiples used in recent acquisition transactions within the industry. In projecting our cash flows, we used growth rates of three to five percent. We adjusted the results for our estimate of the impact of the realized losses in our trusts on our cash flows. For the discount rate, we used 9.1 percent, which reflected our weighted average cost of capital determined based on our industry and our supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3.5 percent. We considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as our best estimate.
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
     Approximately one-half of the October 31, 2009 fair market value of our preneed funeral and cemetery merchandise and services trusts are in trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred.
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
     During the first quarter of fiscal year 2008, we adopted the guidance on uncertain tax positions in ASC 740-Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain.
     With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years before 2006. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.
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
Estimated Insurance Loss Liabilities
     We purchase comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below our deductible. With respect to health insurance, we purchase individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. We also have insurance coverage related to property damage, incremental costs and property operating expenses we incurred due to damage caused by hurricanes and other natural disasters. Our policy is to record such amounts when recovery is probable, which generally means we have reached an agreement with the insurance company. For additional information, see Note 23 to the consolidated financial statements included in Item 8. We accrue for legal costs related to loss contingencies as the services are provided. If a settlement is determined to be probable, then an estimate is recorded for the settlement at that time. For additional information, see Note 2(t) to the consolidated financial statements included in Item 8.
Results of Operations
     The following discussion segregates the financial results of our operations into our three segments, grouped by our funeral and cemetery operations. Effective as of the second quarter of fiscal year 2009, we have three operating and reportable segments consisting of a funeral segment, cemetery segment and a corporate trust management segment. For a discussion of our segments, see Note 21 to the consolidated financial statements included in Item 8. Prior period data has been retrospectively adjusted to conform to the new segment presentation. As there have been no material acquisitions or construction of new locations in fiscal years 2009 and 2008, results from continuing operations reflect those of same-store locations.

Comparison of Fiscal Year 2009 to Fiscal Year 2008
Year Ended October 31, 2009 Compared to Year Ended October 31, 2008
Funeral Operations

	Year Ended October 31,
			Increase
	2009	2008	(Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$261.1	$268.3	$(7.2)
Corporate Trust Management (1)	15.2	18.3	(3.1)

Total Funeral Revenue	$276.3	$286.6	$(10.3)

Funeral Costs:
Funeral Home Locations	$210.3	$217.5	$(7.2)
Corporate Trust Management (1)	.9	.8	.1

Total Funeral Costs	$211.2	$218.3	$(7.1)

Funeral Gross Profit:
Funeral Home Locations	$50.8	$50.8	$—
Corporate Trust Management (1)	14.3	17.5	(3.2)

Total Funeral Gross Profit	$65.1	$68.3	$(3.2)

Same-Store Analysis for the Years Ended October 31, 2009 and 2008

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2009	2008
2.6%(1)	(5.9)%	41.0%	40.0%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2009 and 2008 were $3.9 million and $5.1 million, respectively. Funeral trust earnings recognized in funeral revenue for fiscal years 2009 and 2008 with respect to preneed contracts delivered were $11.3 million and $13.2 million, respectively.
     Funeral revenue decreased $10.3 million, or 3.6 percent, from $286.6 million for the year ended October 31, 2008 to $276.3 million for the year ended October 31, 2009. The decrease in funeral revenue is primarily due to a $3.1 million decline in funeral revenue related to trust activities and a 5.9 percent, or 3,479 event, decrease in our same-store funeral services performed, to 55,545 events. We believe the decline is primarily due to a reduced number of deaths in our markets, when compared with the comparable prior year period. An additional 39 percent of the total decline is due to a 1,342 call decline in our West Coast operations, resulting from a decrease in low-end cremation events. Finally, we experienced a 222 call decline, or 6 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 associated with leap year. These revenue decreases were partially offset by an increase in average revenue per traditional funeral service of 3.1 percent and an increase in average revenue per cremation service of 5.7 percent. These average revenue increases were partially offset by a shift in mix to lower-priced cremation services and a decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 2.6 percent. The cremation rate for our same-store operations was 41.0 percent for the year ended October 31, 2009 compared to 40.0 percent for fiscal year 2008.

     Funeral gross profit decreased $3.2 million to $65.1 million for the year ended October 31, 2009 compared to $68.3 million for the same period of 2008, due to the decrease in trust-related revenue as noted above.
Cemetery Operations

	Year Ended October 31,
			Increase
	2009	2008	(Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$204.2	$232.2	$(28.0)
Corporate Trust Management (1)	7.3	9.1	(1.8)

Total Cemetery Revenue	$211.5	$241.3	$(29.8)

Cemetery Costs:
Cemetery Locations	$187.9	$207.9	$(20.0)
Corporate Trust Management (1)	1.0	.9	.1

Total Cemetery Costs	$188.9	$208.8	$(19.9)

Cemetery Gross Profit:
Cemetery Locations	$16.3	$24.3	$(8.0)
Corporate Trust Management (1)	6.3	8.2	(1.9)

Total Cemetery Gross Profit	$22.6	$32.5	$(9.9)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2009 and 2008 were $4.1 million and $4.9 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2009 and 2008 recognized with respect to preneed contracts delivered were $3.2 million and $4.2 million, respectively. Perpetual care trust earnings of $6.8 million and $10.7 million, respectively, for fiscal years 2009 and 2008 are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue decreased $29.8 million from $241.3 million for the year ended October 31, 2008 to $211.5 million for the year ended October 31, 2009. This decrease is primarily due to a $13.7 million, or 13.2 percent, decrease in cemetery property sales, net of discounts, due primarily to current economic conditions. Approximately 40 percent of the decline in cemetery property sales occurred in Florida where the current economic environment is having the largest impact. We also experienced a $5.8 million decrease in cemetery merchandise delivered and services performed primarily due to a decline in deaths in our markets. Merchandise delivered was also impacted by a decline in merchandise sales due in part to the current economy. In addition, we experienced a $5.7 million decrease in cemetery revenue related to trust activities, of which $3.9 million of the decrease relates to cemetery perpetual care trust earnings.
     Cemetery gross profit decreased $9.9 million to $22.6 million for the year ended October 31, 2009 compared to $32.5 million for the same period of 2008. The decrease in gross profit is primarily due to the decrease in revenue, as noted above, partially offset by a decrease in the estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts which declined from a $13.3 million charge recorded during fiscal year 2008 to a $3.4 million charge recorded during fiscal year 2009.

Other
     Corporate general and administrative expenses decreased $1.9 million to $30.7 million for the year ended October 31, 2009 primarily due to $1.8 million in fiscal year 2008 charges for professional services related to the Board’s evaluation of strategic alternatives to maximize shareholder value in connection with our response to an unsolicited acquisition proposal.
     We incurred $0.4 million in net hurricane related charges in fiscal year 2009 compared to $2.3 million in fiscal year 2008 related to Hurricanes Katrina and Ike. The net expenses in fiscal years 2009 and 2008 associated with Hurricane Katrina primarily relate to the lawsuit we filed against our insurance carriers related to our Hurricane Katrina claim.
     Interest expense decreased $1.8 million to $22.3 million for the year ended October 31, 2009 primarily due to the repurchase of our senior convertible notes in the open market.
     Investment and other income, net decreased $2.3 million to $0.1 million due primarily to an approximate 150 basis-point decrease in the average rate earned on our cash balances. In light of economic and market conditions, we decided to seek stable investments in money-market funds invested in United States treasury securities. These investments realize a lower return.
     During fiscal year 2008, we recorded a noncash goodwill impairment charge of $26.0 million related to the cemetery operating segment.
     In fiscal year 2009, we purchased $37.6 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $45.0 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 in the open market, for an aggregate purchase price of $60.8 million, a substantial discount. As a result, we recorded a $20.1 million pre-tax net gain on the early extinguishment of debt during the year ended October 31, 2009.
     The effective tax rate for the year ended October 31, 2009 was 35.5 percent compared to 119.7 percent for the same period in 2008. The increased rate in fiscal year 2008 was primarily due to the $26.0 million goodwill impairment charge, of which $25.0 million was non-deductible for tax purposes. This increase was coupled with a $7.4 million valuation allowance on the unrealized capital loss carryforward of approximately $18.8 million, net of capital gains, attributable to the realized losses associated with investments of certain trusts which are recognized for tax purposes and deferred for book purposes.
     Long-term receivables decreased $7.7 million from October 31, 2008 to October 31, 2009 primarily due to the decline in current year cemetery property sales of 13.2 percent and collections of prior period sales exceeding receivables for new sales. Cemetery property increased $8.7 million primarily due to a cemetery acquisition in the first quarter of fiscal 2009. Current deferred income taxes increased $12.9 million due in large part to an increase in the net operating loss resulting from the change in tax accounting policy, discussed in Note 18 to the consolidated financial statements. Long-term deferred income taxes decreased $56.1 million from October 31, 2008 to October 31, 2009 primarily due to the change in tax accounting policy, discussed in Note 18 to the consolidated financial statements. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the recent improvement in the market value of our trust assets. For additional information, see Notes 4, 5 and 6 to our consolidated financial statements included herein.
     Accounts payable and accrued expenses decreased $4.7 million from October 31, 2008 to October 31, 2009 primarily due to the timing of payables related to professional fees and vendor payments. We automated payments to one of our major vendors which impacted the timing of payments. The estimated probable funding obligation to restore the net realized losses in certain of our cemetery perpetual care trusts increased $0.7 million from October 31, 2008 to October 31, 2009 primarily due to the $3.4 million charge in fiscal year 2009 to fund the perpetual care trusts, partially offset by the funding of $2.7 million of the estimated probable funding obligation. We purchased $82.6 million aggregate principal amount of our senior convertible notes during the year ended October 31, 2009 resulting in a decrease in long-term debt.

Preneed Sales into the Backlog
     Net preneed funeral sales increased 0.3 percent during the year ended October 31, 2009 compared to the corresponding period in 2008.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $146.2 million in net preneed funeral and cemetery merchandise and service sales (including $77.4 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2009 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $151.0 million (including $76.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Comparison of Fiscal Year 2008 to Fiscal Year 2007
Year Ended October 31, 2008 Compared to Year Ended October 31, 2007
Funeral Operations

	Year Ended October 31,
			Increase
	2008	2007	(Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$268.3	$260.9	$7.4
Corporate Trust Management (1)	18.3	18.4	(.1)

Total Funeral Revenue	$286.6	$279.3	$7.3

Funeral Costs:
Funeral Home Locations	$217.5	$215.7	$1.8
Corporate Trust Management (1)	.8	.7	.1

Total Funeral Costs	$218.3	$216.4	$1.9

Funeral Gross Profit:
Funeral Home Locations	$50.8	$45.2	$5.6
Corporate Trust Management (1)	17.5	17.7	(.2)

Total Funeral Gross Profit	$68.3	$62.9	$5.4

Same-Store Analysis for the Years Ended October 31, 2008 and 2007

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2008	2007
3.0%(1)	—%	39.8%	39.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for 2008 and 2007 were $5.1 million and $5.9 million, respectively. Funeral trust earnings recognized in funeral revenue for 2008 and 2007 with respect to preneed contracts delivered were $13.2 million and $12.5 million, respectively.

     Funeral revenue increased $7.3 million, or 2.6 percent, from $279.3 million for the year ended October 31, 2007 to $286.6 million for the year ended October 31, 2008. Our same-store funeral services performed remained flat with a 15 event decrease to 58,462 events. Our same-store funeral operations achieved a 2.7 percent increase in the average revenue per traditional funeral service and a 4.1 percent increase in the average revenue per cremation service due primarily to the continued refinement of new funeral packages and pricing. These increases along with a year-over-year increase in funeral trust earnings resulted in an overall increase in our same-store average revenue per funeral service of 3.0 percent. The cremation rate for our same-store operations was 39.8 percent for the year ended October 31, 2008 compared to 39.3 percent for the corresponding period in 2007.
     Funeral gross profit increased $5.4 million to $68.3 million for fiscal year 2008 compared to $62.9 million for fiscal year 2007 primarily due to the increase in revenue, as noted above. Funeral gross profit margin increased 130 basis points to 23.8 percent for fiscal year 2008 from 22.5 percent for the same period in 2007.
Cemetery Operations

	Year Ended October 31,
			Increase
	2008	2007	(Decrease)
	(In millions)

Cemetery Revenue:
Cemetery Locations	$232.2	$233.6	$(1.4)
Corporate Trust Management (1)	9.1	9.9	(.8)

Total Cemetery Revenue	$241.3	$243.5	$(2.2)

Cemetery Costs:
Cemetery Locations	$207.9	$193.4	$14.5
Corporate Trust Management (1)	.9	.6	.3

Total Cemetery Costs	$208.8	$194.0	$14.8

Cemetery Gross Profit:
Cemetery Locations	$24.3	$40.2	$(15.9)
Corporate Trust Management (1)	8.2	9.3	(1.1)

Total Cemetery Gross Profit	$32.5	$49.5	$(17.0)

(1)	Corporate trust management consists of the trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by us at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of earnings realized by the trust over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e. current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for 2008 and 2007 were $4.9 million and $5.3 million and cemetery trust earnings recognized in cemetery revenue for 2008 and 2007 with respect to preneed contracts delivered were $4.2 million and $4.6 million, respectively. Perpetual care trust earnings of $10.7 million and $10.2 million for fiscal years 2008 and 2007, respectively, are included in the revenues and gross profit of the cemetery segment.
     Cemetery revenue decreased $2.2 million, or 0.9 percent, from $243.5 million for the year ended October 31, 2007 to $241.3 million for the year ended October 31, 2008. The decrease is due primarily to an $8.2 million, or 7.3 percent, decrease in cemetery property sales, net of discounts, due to current economic conditions. In addition, we experienced a $3.6 million decrease in construction on various cemetery projects. In the prior year, we experienced growth due to focused efforts to reduce the production backlog in existing cemetery projects. These decreases were partially offset by a $3.2 million, or 3.5 percent, increase in cemetery merchandise delivered and services performed, a $2.8 million increase in cemetery commission income related to a new program to manage the cemetery sales at eleven Archdiocese of Los Angeles cemeteries and a $2.1 million increase related to the leasing of our mineral rights at one of our cemeteries to an outside third party.

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
     We incurred $2.3 million in hurricane related charges in fiscal 2008 primarily related to Hurricane Ike and Hurricane Katrina. In September 2008, Hurricane Ike struck the Texas Gulf Coast and our facilities in that area were affected resulting in a $1.2 million charge primarily for debris cleanup and repairs. The $1.1 million charge in fiscal year 2008 in relation to Hurricane Katrina primarily relates to legal costs associated with ongoing insurance claims. We incurred $2.5 million in hurricane related charges for the same period of 2007 primarily due to repairs at locations damaged by Hurricane Katrina. We are continuing to pursue claims with our insurance carriers as described in Note 23 to the consolidated financial statements.
     Interest expense decreased $1.0 million to $24.1 million for the year ended October 31, 2008 primarily due to a 123 basis-point decrease in the average rate, partially offset by a $52.7 million increase in the average debt outstanding.
     Other operating income, net decreased $0.8 million to $0.9 million for the year ended October 31, 2008. The decrease is primarily due to the sale of excess cemetery property in the second quarter of fiscal year 2007 and proceeds related to the sale of an investment during fiscal year 2007.
     Investment and other income, net decreased $1.0 million to $2.4 million due primarily to a decrease in the average rate earned on our cash balances from 4.75 percent in fiscal year 2007 to 1.67 percent in fiscal year 2008. In light of economic and market conditions, we decided to seek stable investments in money-market funds invested in United States treasury securities. These investments realize a lower average rate on cash.
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
     As of November 1, 2007, we adopted the required accounting guidance related to uncertain tax positions. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain. The cumulative effect of adopting this guidance has been recorded as a $1.0 million increase to the November 1, 2007 opening balance of accumulated deficit, a $3.4 million increase in deferred tax assets and a $4.4 million increase in other long-term liabilities. For additional information, see Note 18 to the consolidated financial statements included herein.
     Our weighted average diluted shares outstanding decreased to 93.8 million shares for the year ended October 31, 2008 compared to 102.7 million shares for the same period in 2007. The decrease is primarily due to our $75.0 million stock repurchase program in which we had repurchased as of October 31, 2008, $48.4 million, or 6.6 million shares, of our Class A common stock, yielding a positive impact on earnings per share.
Preneed Sales into the Backlog
     Preneed funeral sales decreased 5.2 percent for the year ended October 31, 2008 compared to the same period in 2007 due in part to economic conditions.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $151.0 million in net preneed funeral and cemetery merchandise and services sales (including $76.5 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2008 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $158.4 million (including $76.9 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2007.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be trusted and cemetery perpetual care trust earnings. Over the last five years, we have generated annually over $50 million in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $95.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility in 2012 and long-term debt becoming due in 2013 through 2016, as described below.
     On June 2, 2009, we entered into a new $95.0 million senior secured revolving credit facility that replaced our previous $125.0 million revolving credit facility which was set to mature in November 2009. As a result, we recorded a $0.1 million charge for the loss on early extinguishment of debt in the third quarter of 2009. As of October 31, 2009, we had no amounts drawn on the new senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $11.2 million outstanding letters of credit and the $27.1 million Florida bond, was $56.7 million. We may also request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture and described in Note 15 to the consolidated financial statements. We also have $167.4 million in senior convertible notes outstanding as of October 31, 2009 which mature in 2014 and in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, repurchase debt and stock, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations and make acquisitions of or investments in death care or related businesses are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We have also redesigned our websites to support e-commerce initiatives that will provide new revenue opportunities in the future and have invested in improving our business processes. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. We plan to spend approximately $6 million in fiscal year 2010 for the construction of two funeral homes, one of which is a stand-alone funeral home and one of which is part of a combination operation.
     Beginning in the fourth quarter of 2009, we increased our quarterly cash dividend on our Class A and B common stock from two and one-half cents per share to three cents per share. Dividends paid amounted to $9.7 million for fiscal year 2009. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In addition, during the year ended October 31, 2009, we purchased $37.6 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $45.0 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 in the open market at significant discounts. As a result of these transactions, we recorded $20.2 million in pre-tax gains on early extinguishment of debt during the year ended October 31, 2009. The annual cash interest savings from the debt purchased during the year ended October 31, 2009 is $2.7 million. We also have a $75.0 million stock repurchase program, of which $26.5 million remains available as of October 31, 2009. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
     During the third quarter of 2009, the Internal Revenue Service approved a change in one of our tax accounting policies that will result in a combination of refunds and reductions of federal income tax payments totaling approximately $32.0 million. Of that amount, $17.9 million was received as a refund in fiscal year 2009, approximately $1.6 million is expected to be received as a refund by the end of the first quarter of 2010, approximately $8.0 million was used to offset estimated tax payments during fiscal 2009, and the remaining approximately $4.5 million is expected to be used to offset future federal income tax payments. The change relates to our tax accounting policy for preneed contracts in one state. For those contracts, we were recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This policy related to approximately $89.4 million of income that was taxed prior to the actual delivery of the merchandise or services. The change permits us to defer recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is actually performed or the merchandise is actually delivered and cash is withdrawn from the trust, which generally aligns our book and tax accounting for these amounts and is consistent with our approach in the other states. The change essentially allowed us to apply the approximately $89.4 million reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and potentially part of 2010. We will eventually have to pay federal income taxes with respect to the $89.4 million as the related preneed contracts are performed in the future.
     We are continuing to review all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential tax refunds or reductions in future tax payments. At this time, we cannot predict with certainty what, if any, additional refunds or reduced payments we will obtain.
Cash Flow
Comparison of Fiscal Year 2009 to Fiscal Year 2008
     Our operations provided cash of $84.9 million for the year ended October 31, 2009, compared to $84.5 million for the corresponding period in 2008. The increase in operating cash flow is primarily due to a combination of tax refunds and reductions of income tax payments in fiscal year 2009 amounting to $31.6 million compared to $21.8 million in tax refunds and reductions of income tax payments in fiscal year 2008. The increase in net cash flows from tax refunds and reductions of income tax payments was partially offset by the funding of $2.7 million of the estimated probable funding obligation related to our cemetery perpetual care trust in 2009, $1.7 million of cash outflows related to Hurricanes Katrina and Ike in 2009, coupled with the timing of payments to vendors and payroll payments.
     Our investing activities resulted in a net cash outflow of $22.3 million for the year ended October 31, 2009, compared to a net cash outflow of $27.4 million for the comparable period in 2008. The change is due in part to a decline in capital expenditures due to a change in our policy to expand our fleet leasing program. For the year ended October 31, 2009, capital expenditures amounted to $21.2 million, which included $13.1 million for maintenance capital expenditures, $5.9 million for growth initiatives and $2.2 million related to the implementation of new business systems. For the year ended October 31, 2008, capital expenditures were $27.0 million, which included $17.4 million for maintenance capital expenditures, $1.0 million for growth initiatives, $2.9 million related to Hurricane Katrina and $5.7 million related to the implementation of new business systems. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million.
     Our financing activities resulted in a net cash outflow of $72.3 million for the year ended October 31, 2009, compared to a net cash outflow of $56.1 million for the comparable period in 2008. We had $60.9 million in repayments of long-term debt in 2009 due primarily to the purchases of our senior convertible notes, compared to $0.2 million in repayments in 2008. In fiscal year 2008, we made $48.6 million in stock repurchases under our current stock repurchase plan, compared to less than $0.1 million in stock repurchases during 2009.
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
     Our financing activities resulted in a net cash outflow of $56.1 million for the year ended October 31, 2008, compared to a net cash outflow of $20.1 million for the comparable period in 2007. This change is primarily due to net debt proceeds of $73.5 million ($250.0 million in proceeds of long-term debt and $176.5 million in repayments of long-term debt) in 2007. There were $0.2 million in debt repayments in 2008. In June 2007, we issued $250.0 million in senior convertible notes. As part of this debt transaction, we prepaid the remaining balance of our Term Loan B for $164.0 million, sold common stock warrants and purchased call options resulting in a net cash outflow of $16.2 million and recorded debt issuance costs of $6.2 million. Also, as part of this debt transaction, we repurchased approximately 7.7 million shares of our Class A common stock for $64.2 million, compared to $48.6 million in cash outflows related to our stock repurchase program in 2008.

Contractual Obligations and Commercial Commitments
     As of October 31, 2009, our outstanding debt balance totaled $367.5 million. We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2009.

	Payments Due by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt obligations (1)	$367.5	$—	$—	$287.4	$80.1
Interest on long-term debt (2)	76.4	17.9	35.9	17.1	5.5
Operating lease agreements (3)	31.0	4.5	6.0	3.8	16.7
Purchase obligations (4)	2.7	2.7	—	—	—
Non-competition and other agreements (5)	1.5	.4	.5	.2	.4

	$479.1	$25.5	$42.4	$308.5	$102.7

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2009.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next 1 to 14 years, except for eight leases that expire between 2032 and 2039. Our future minimum lease payments for all operating leases as of October 31, 2009 were $4.5 million, $3.3 million, $2.7 million, $2.1 million, $1.7 million and $16.7 million for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and later years, respectively.

(4)	Represents a construction contract for a funeral home.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses and separation pay related to former executive officers.
     The following table details our known potential or possible future cash payments related to the specified contingent obligations as of October 31, 2009.

	Expiration by Period
		Fiscal Year	Fiscal Years	Fiscal Years
Contingent Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Cemetery perpetual care trust funding obligation(1)	$14.0	$14.0	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	3.5	—	—	—	3.5

	$17.5	$14.0	$—	$—	$3.5

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $14.0 million as of October 31, 2009, and we recorded this as an increase in cemetery costs in fiscal years 2009 and 2008. As of October 31, 2009, we had unrealized losses of $48.2 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3.5 million.

(2)	As discussed in Note 18 to the consolidated financial statements included in Item 8, we adopted the required accounting guidance related to uncertain tax positions on November 1, 2007. In accordance with this guidance, as of October 31, 2009, we recorded $3.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of October 31, 2009, our outstanding debt balance was $367.5 million, consisting of $167.4 million in senior convertible notes, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2009.

				Other
	Senior			Principally
	Secured			Seller
	Revolving	Senior		Financing of
Fiscal Year Ending	Credit	Convertible		Acquired
October 31,	Facility	Notes	Senior Notes	Operations	Total
2010	$—	$—	$—	$—	$—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	87.4	—	—	87.4
Thereafter	—	80.0	—	.1	80.1

Total long-term debt	$—	$167.4	$200.0	$.1	$367.5

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2009 consist of the following two items:
(1)	the $27.1 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 20 to the consolidated financial statements included in Item 8; and
(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2009	2008	2007	2006	2005
3.29 (1)	1.72 (2)	3.05 (3)	2.83 (4)	1.34 (5)(6)

(1)	Pre-tax earnings for fiscal year 2009 include a $20.1 million pre-tax net gain on the early extinguishment of debt due to fiscal year 2009 debt repurchases, a $3.4 million charge related to the estimated probable funding obligation to fund the cemetery perpetual care trust net realized losses, a $0.4 million charge for hurricane related expenses, a $0.3 million charge for separation charges primarily related to the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(2)	Pre-tax earnings for fiscal year 2008 include a charge of $2.3 million related to Hurricanes Katrina and Ike, a charge of $26.0 million for impairment of goodwill, a $13.3 million charge related to the estimated probable obligation to fund the cemetery perpetual care trust net realized losses and gains on dispositions, net of impairment losses of ($0.4) million.

(3)	Pre-tax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of

$0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(4)	Pre-tax earnings for fiscal year 2006 includes a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and gains on dispositions, net of impairment losses of ($0.2) million.

(5)	Pre-tax earnings for fiscal year 2005 include a charge of $9.4 million for expenses related to Hurricane Katrina, a charge of $1.5 million for separation charges related to the July 2005 restructuring of our divisions, $1.3 million of gains on disposition, net of impairment losses and $32.8 million for the loss on early extinguishment of debt related to the 2005 debt refinancings.

(6)	Excludes the cumulative effect of change in accounting principles.
     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax earnings from continuing operations plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense.
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
Marketable Equity Securities
     As of October 31, 2009 and 2008, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $378.2 million and $387.4 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts would result in a change of approximately $37.8 million and $38.7 million, respectively, in the fair value of such accounts.
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
     As of October 31, 2009, our long-term fixed-rate debt consists of our $200.0 million 6.25 percent senior notes, $87.4 million 3.125 percent senior convertible notes, $80.0 million 3.375 percent senior convertible notes and our third-party debt. There was nothing drawn on our $95.0 million senior secured revolving credit facility. As of October 31, 2009 and 2008, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $371.7 million and $455.1 million, respectively, compared to fair values of $339.4 million and $331.6 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 70 basis points for 2009 and 115 basis points for 2008, would result in changes of approximately $9.0 million and $17.6 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, entering into interest rate swaps or refinancing any balances outstanding under our variable-rate senior secured revolving credit facility with fixed-rate debt.
     As of October 31, 2009 and 2008, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $112.9 million and $131.5 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $2.3 million and $3.1 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.
     As of October 31, 2009 and 2008, our mutual funds, money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $236.1 million and $138.6 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pre-tax earnings. As such, as of October 31, 2009 and 2008, only $58.8 million and $25.3 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2009 and 2008, would result in changes of less than $0.1 million for 2009 and 2008 in our pre-tax earnings.
     The fixed-income securities, mutual funds, money market and other short-term investments owned by us are principally invested in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, which are managed by ITI. ITI operates pursuant to a formal investment policy approved by the Investment Committee of our Board of Directors as discussed above.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Stewart Enterprises, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 17, 2009

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2009	2008	2007

Revenues:
Funeral	$276,330	$286,607	$279,330
Cemetery	211,477	241,276	243,487

	487,807	527,883	522,817

Costs and expenses:
Funeral	211,201	218,228	216,375
Cemetery	188,866	208,838	194,012

	400,067	427,066	410,387

Gross profit	87,740	100,817	112,430
Corporate general and administrative expenses	(30,670)	(32,611)	(31,143)
Impairment of goodwill	—	(25,952)	—
Hurricane related charges, net	(380)	(2,297)	(2,533)
Separation charges	(275)	—	(580)
Gains on dispositions and impairment (losses), net	(218)	(353)	(44)
Other operating income, net	1,250	819	1,651

Operating earnings	57,447	40,423	79,781
Interest expense	(22,353)	(24,115)	(25,065)
Gain (loss) on early extinguishment of debt	20,078	—	(677)
Investment and other income, net	92	2,406	3,374

Earnings from continuing operations before income taxes	55,264	18,714	57,413
Income taxes	19,611	22,407	18,099

Earnings (loss) from continuing operations	35,653	(3,693)	39,314

Discontinued operations:
Earnings from discontinued operations before income taxes	—	—	807
Income taxes	—	—	308

Earnings from discontinued operations	—	—	499

Net earnings (loss)	$35,653	$(3,693)	$39,813

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.39	$(.04)	$.38
Earnings from discontinued operations	—	—	.01

Net earnings (loss)	$.39	$(.04)	$.39

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.39	$(.04)	$.38
Earnings from discontinued operations	—	—	.01

Net earnings (loss)	$.39	$(.04)	$.39

Weighted average common shares outstanding (in thousands):
Basic	91,898	93,795	102,584

Diluted	91,995	93,795	102,737

Dividends declared per common share	$.105	$.10	$.10

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$62,808	$72,574
Marketable securities	—	55
Receivables, net of allowances	59,439	59,129
Inventories	36,156	35,870
Prepaid expenses	6,748	7,317
Deferred income taxes, net	21,715	8,798

Total current assets	186,866	183,743
Receivables due beyond one year, net of allowances	63,011	70,671
Preneed funeral receivables and trust investments	389,512	368,412
Preneed cemetery receivables and trust investments	193,417	182,141
Goodwill	247,236	247,236
Cemetery property, at cost	385,977	377,271
Property and equipment, at cost:
Land	43,677	43,677
Buildings	329,685	319,463
Equipment and other	187,100	178,534

	560,462	541,674
Less accumulated depreciation	261,005	236,066

Net property and equipment	299,457	305,608
Deferred income taxes, net	123,395	179,515
Cemetery perpetual care trust investments	205,476	173,090
Non-current assets held for sale	—	354
Other assets	14,654	16,474

Total assets	$2,109,001	$2,104,515

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5	$20
Accounts payable and accrued expenses	25,604	30,279
Accrued payroll and other benefits	15,200	14,133
Accrued insurance	20,504	21,287
Accrued interest	4,561	5,864
Estimated obligation to fund cemetery perpetual care trust	14,010	13,281
Other current liabilities	14,099	13,571
Income taxes payable	2,028	2,061

Total current liabilities	96,011	100,496
Long-term debt, less current maturities	367,491	450,095
Deferred preneed funeral revenue	247,825	245,182
Deferred preneed cemetery revenue	266,964	275,835
Deferred preneed funeral and cemetery receipts held in trust	514,787	475,420
Perpetual care trusts’ corpus	204,168	171,371
Other long-term liabilities	20,871	20,479

Total liabilities	1,718,117	1,738,878

Commitments and contingencies (Note 20)

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,128,700 and 88,693,127 shares at October 31, 2009 and 2008, respectively	89,129	88,693
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2009 and 2008; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	526,062	536,902
Accumulated deficit	(227,897)	(263,550)
Accumulated other comprehensive income :
Unrealized appreciation of investments	35	37

Total accumulated other comprehensive income	35	37

Total shareholders’ equity	390,884	365,637

Total liabilities and shareholders’ equity	$2,109,001	$2,104,515

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

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized	Total
	Common	Additional Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2007	$98,420	$583,789	$(258,902)	$11	$423,318

Comprehensive income (loss):
Net loss	—	—	(3,693)	—	(3,693)

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($15)	—	—	—	26	26

Total other comprehensive income	—	—	—	26	26

Total comprehensive income (loss)	—	—	(3,693)	26	(3,667)
Cumulative effect of adoption of uncertain tax position guidance in ASC 740	—	—	(955)	—	(955)
Restricted stock activity	9	440	—	—	449
Issuance of common stock	172	1,082	—	—	1,254
Stock options exercised	265	1,249	—	—	1,514
Stock option expense	—	1,544	—	—	1,544
Tax benefit associated with stock options exercised	—	181	—	—	181
Purchase and retirement of common stock	(6,618)	(42,009)	—	—	(48,627)
Dividends ($.10 per share)	—	(9,374)	—	—	(9,374)

Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

				Unrealized
				Appreciation	Total
	Common	Additional Paid-In	Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2008	$92,248	$536,902	$(263,550)	$37	$365,637

Comprehensive income (loss):
Net earnings	—	—	35,653	—	35,653

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(2)	(2)

Total other comprehensive loss	—	—	—	(2)	(2)

Total comprehensive income (loss)	—	—	35,653	(2)	35,651
Restricted stock activity	270	373	—	—	643
Issuance of common stock	182	422	—	—	604
Stock option expense	—	1,180	—	—	1,180
Tax benefit associated with stock activity	—	(126)	—	—	(126)
Purchase and retirement of common stock	(16)	(59)	—	—	(75)
Retirement of call options, net of tax expense of $3,050	—	5,664	—	—	5,664
Retirement of common stock warrants	—	(8,560)	—	—	(8,560)
Dividends ($.105 per share)	—	(9,734)	—	—	(9,734)

Balance October 31, 2009	$92,684	$526,062	$(227,897)	$35	$390,884

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$35,653	$(3,693)	$39,813
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Gains) on dispositions and impairment losses, net	218	353	(565)
Impairment of goodwill	—	25,952	—
(Gain) loss on early extinguishment of debt	(20,078)	—	677
Depreciation and amortization	29,381	28,275	27,638
Provision for doubtful accounts	7,916	7,995	9,756
Share-based compensation	2,204	2,819	2,687
Excess tax benefits from share-based payment arrangements	—	(227)	(153)
Provision for deferred income taxes	16,914	7,174	4,337
Estimated obligation to fund cemetery perpetual care trust	3,421	13,281	—
Other	158	443	908
Changes in assets and liabilities:
(Increase) decrease in receivables	4,216	(3,058)	(10,260)
(Increase) decrease in prepaid expenses	569	(1,031)	73
Increase in inventories and cemetery property	(553)	(2,509)	(4,365)
Federal income tax refunds	18,018	15,165	2,465
Increase (decrease) in accounts payable and accrued expenses	(7,674)	2,623	1,741
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	16,335	36,604	4,167
Increase (decrease) in deferred preneed funeral revenue	2,642	(11,067)	(15,435)
Increase (decrease) in deferred preneed funeral receipts held in trust	(13,932)	(30,642)	10,867
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	12,069	15,910	5,042
Decrease in deferred preneed cemetery revenue	(16,276)	(8,673)	(11,807)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(7,482)	(9,599)	11,681
Increase (decrease) in other	1,176	(1,572)	2,674

Net cash provided by operating activities	84,895	84,523	81,941

Cash flows from investing activities:
Proceeds from sales of marketable securities	250	20,219	—
Purchases of marketable securities	(197)	(19,956)	(1)
Proceeds from sale of assets	724	599	3,750
Purchase of subsidiaries and other investments, net of cash acquired	(1,923)	(1,378)	(5,203)
Insurance proceeds related to hurricane damaged properties	—	—	2,529
Additions to property and equipment	(21,238)	(26,995)	(35,310)
Other	49	144	49

Net cash used in investing activities	(22,335)	(27,367)	(34,186)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	250,000
Repayments of long-term debt	(60,860)	(198)	(176,547)
Debt issue costs	—	—	(6,217)
Proceeds from sale of common stock warrants	—	—	43,850
Retirement of common stock warrants	(8,560)	—	—
Issuance of common stock	299	1,845	3,066
Purchase of call options	—	—	(60,000)
Retirement of call options	8,714	—	—
Purchase and retirement of common stock	(75)	(48,627)	(64,201)
Debt refinancing costs	(2,110)	—	—
Dividends	(9,734)	(9,374)	(10,184)
Excess tax benefits from share-based payment arrangements	—	227	153

Net cash used in financing activities	(72,326)	(56,127)	(20,080)

Net increase (decrease) in cash	(9,766)	1,029	27,675
Cash and cash equivalents, beginning of year	72,574	71,545	43,870

Cash and cash equivalents, end of year	$62,808	$72,574	$71,545

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$(14,353)	$(3,980)	$9,276
Interest	$22,331	$22,120	$24,772
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$305	$923	$1,028
Issuance of restricted stock, net of forfeitures	$20	$162	$4,136
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2009, the Company owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. As discussed in Note 21, effective for the second quarter of fiscal year 2009, the Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
(2) Summary of Significant Accounting Policies
     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (b) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.
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
     The Company records debt at cost, but determines the fair value for disclosure purposes. The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 15. The senior convertible notes issued in fiscal year 2007 are accounted for as a liability with a carrying amount equal to their principal amount in the consolidated balance sheet and the embedded conversion option in the senior convertible notes has not been accounted for as a separate derivative.
     The call options purchased and warrants sold contemporaneously with the sale of the senior convertible notes are equity contracts that meet the scope exception of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-Derivatives and Hedging and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid-in capital in stockholders’ equity as separate equity transactions.
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
     (e) Buildings and Equipment
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment, 3 to 4 years; and crematory equipment, 5 to 20 years. Vehicles are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2009, 2008 and 2007, depreciation expense totaled $26,662, $25,456 and $25,146, respectively.
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
     (f) Preneed Selling Costs
     Preneed selling costs related to the acquisition of new prearranged funeral and cemetery service and merchandise sales are charged to expense as incurred. Preneed selling costs related to the acquisition of new prearranged cemetery property sales are deferred.
     (g) Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of 13 reporting units. As discussed in Note 21, in the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure, which resulted in a change to the Company’s operating and reportable segments from five to three segments. In conjunction with the reorganization, the Company has re-evaluated its reporting units for its evaluation of goodwill and has reduced the number of reporting units from 13 to eight reporting units. Those reporting units are: the funeral operating segment comprised of three reporting units (Southern, Southwestern, Northern, Midwestern, Western-South and Central regions aggregated; Puerto Rico region; and Western-North and Southeastern regions aggregated); the cemetery operating segment comprised of five reporting units (Southwestern and Western-South regions aggregated; Northern, Central and Southeastern regions aggregated; Southern and Midwestern regions aggregated; Puerto Rico region; and Western-North region).

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
     Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis.
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with its carrying amount (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. This step of the impairment test involves determining estimates of fair values of the Company’s assets and liabilities.
     The Company’s goodwill impairment test involves estimates and management judgment. The Company determines fair value of each reporting unit using a discounted cash flow valuation methodology. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company tests its results by comparing them to the trading multiples of companies in its industry and supplier industries calculated as enterprise value divided by EBITDA. The Company also reviewed multiples used in recent acquisition transactions within the industry. In projecting its cash flows, the Company used growth rates of three to five percent. The Company adjusted the results for its estimate of the impact of the realized losses in its trusts on its cash flows. For the discount rate, the Company used 9.1 percent, which reflected its weighted average cost of capital determined based on its industry and supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on its market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3.5 percent. The Company considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as its best estimate.
     (h) Stock-Based Compensation
     The Company’s stock-based compensation cost for each period is the expense related to all share-based compensation arrangements vesting in the period based on the estimated grant date fair value. See Note 19 for additional information.
     (i) Funeral Revenue
     The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is performed. Prearranged funeral merchandise is recognized as revenue upon delivery. When a contract turns at-need or the merchandise is delivered, the contract face value along with

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
related trust dividends, interest income and gains and losses allocated to individual contracts as per the applicable trust agreement are included in revenue. Prior to performing the funeral or delivering of the merchandise, such sales and related trust earnings are deferred. Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered. The Company records cash advance items such as public transportation arranged on behalf of a customer on a net basis. Discounts are also recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.
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
     When a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. Principal amounts deposited in the trust or escrow accounts generally range from 70 percent to 90 percent of each installment received. The sale of caskets is treated in some jurisdictions in the same manner as the sale of cemetery merchandise and in some jurisdictions as the sale of funeral services for trusting purposes. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed funeral revenues into deferred preneed funeral and cemetery receipts held in trust.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Deferred preneed funeral revenue represents future funeral contract revenues. In addition to amounts receivable from customers and amounts received from customers that are not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed trust-funded preneed funeral contracts where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in deferred preneed funeral and cemetery receipts held in trust.
     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund of the funds held in trust. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon the analysis described in Note 2(m), no loss

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
amounts have been required to be recognized for the years ended October 31, 2009, 2008 and 2007. See Note 2(m) below.
     Insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2009 and 2008 was $507,349 and $477,069, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission because it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. This allowance amounted to $3,446 and $3,299 for October 31, 2009 and 2008, respectively. The costs related to the commissions are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As a result, nothing more is recorded until the contracted service or merchandise is delivered, and these contracts are not included in deferred revenue. At that time, the face amount of the contract and the build-up in the face value of the contract (i.e., the policy proceeds) are recorded as funeral revenue, as well as the related costs to deliver the contract, and a receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
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
     Some or all of the funds received under preneed cemetery contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred preneed cemetery revenues into deferred preneed funeral and cemetery receipts held in trust.
     Deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. In addition to the amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in deferred preneed funeral and cemetery receipts held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of ASC 360-Property, Plant and Equipment. Under this guidance, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements. As of October 31, 2009 and 2008, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $1,008 and $1,122, respectively. Revenue related to the preneed sale of cemetery property prior to the completion of its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount it is required to place in the cemetery perpetual care trust for that contract. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, capital gains realized by cemetery perpetual care funds. The Company is currently utilizing some of the cash that could be withdrawn from the trusts to satisfy its funding obligation resulting from realized capital losses recorded in the fourth quarter of 2008 and fiscal year 2009.
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
     (k) Preneed Funeral and Cemetery Merchandise and Services Trusts and Cemetery Perpetual Care Trusts
     As of April 30, 2004, the Company implemented the FASB’s applicable guidance on the consolidation of variable interest entities. This resulted in the consolidation of the Company’s preneed funeral and cemetery merchandise and services trusts and the Company’s cemetery perpetual care trusts. The implementation affected certain line items in the consolidated balance sheet and statement of earnings as described below, but had no impact on net earnings. Also, the implementation did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 4, 5 and 6.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     Although this guidance required consolidation of the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed funeral and cemetery merchandise and services trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized these third-party interests in the trusts in its financial statements. The Company classifies deposits to the funeral and cemetery merchandise and services trusts as “deferred preneed funeral and cemetery receipts held in trust” and classifies deposits to the cemetery perpetual care trusts as “perpetual care trusts’ corpus,” both within the liabilities section of the balance sheet.
     All of these trusts hold investments in cash and marketable equity and debt securities, which are reported at fair value, with the related realized and unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet. These earnings are then reclassified to deferred preneed funeral and cemetery receipts held in trust in the Company’s consolidated balance sheet. Distributable income according to the regulatory requirements, which are primarily dividends, interest income and gains and losses allocated to individual accounts as per the applicable trust agreement, are included in the determination of revenue in accordance with the Company’s revenue recognition policy.
     In order to determine if a loss should be considered realized and included as a component of future revenue recorded as contracts turn at need, the Company looks at specific changes in market conditions or concerns specific to the issuer of the securities. In addition, the Company assesses the likelihood that there is sufficient cash and cash equivalents within the trusts from future preneed sales and ordinary income to fund future services which would allow the Company to hold these investments until they are estimated to recover in value. Further, the Company evaluates its intent at the individual trust level with respect to those securities. This evaluation is performed each quarter. In conjunction with its quarterly evaluation of the investments in the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts, the Company makes a determination about whether impairments in its debt securities are temporary or other than temporary in nature. Based on the analysis performed by the Company, it does not consider any of its debt security investments to be other than temporarily impaired as of October 31, 2009.
     In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to perpetual care trusts’ corpus). Certain states allow the Company to withdraw realized capital gains, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that the Company has been allowed to withdraw realized gains and there are realized losses in the trust, the Company may determine it has a funding obligation to restore the net realized losses of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that the Company will be required to restore the realized losses.
     See Notes 4, 5 and 6 for fair market value information for the Company’s preneed funeral trust investments, preneed cemetery trust investments and cemetery perpetual care trust investments. The Company has included as realized losses common and preferred stocks issued by companies in bankruptcy or under a Federal rescue program where the securities issued have become worthless or practically worthless as well as certain securities for which it considers the recovery of value to be remote.
     Cash flows from preneed funeral and cemetery merchandise and services contracts and cemetery perpetual care contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows, with related unrealized gains and losses excluded and flow through accumulated other comprehensive income or loss in the Company’s consolidated balance sheet.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (l) Trust Fee Revenue
     Trust management fees related to the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are earned by the Company based on the fair market value of the investments in the trusts. These fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, ITI.
     (m) Loss Contract Impairment Analysis
     Each quarter, the Company performs an analysis to determine whether its preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, the Company adds the sales prices of the underlying contracts and realized earnings, then subtracts realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. The Company then considers unrealized gains and losses based on current market prices quoted for the investments, but does not include future expected returns on the investments in its analysis. The Company compares the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, the Company would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from its deferred revenue. No amounts were recognized during fiscal years 2009, 2008 or 2007.
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
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (p) Business Combinations
     Tangible and intangible assets acquired and liabilities assumed in a business combination are recorded at fair value, and goodwill is recognized for any difference between the purchase price and the fair value of the acquired tangible and intangible assets.
     (q) Earnings Per Common Share
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
     (r) Purchase and Retirement of Common Stock
     Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.
     On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, the Company announced a $25,000 increase in this program. On June 19, 2008, the Company announced an additional $25,000 increase to the program, which increased the program to $75,000. As of October 31, 2009, the Company has repurchased 6,634,136 shares of its Class A common stock for $48,504 at an average price of $7.31 per share and has $26,496 remaining available under this program.
     (s) Derivatives
     The Company accounts for derivative financial instruments under ASC 815 — Derivatives and Hedging.
     (t) Estimated Insurance Loss Liabilities
     The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below our deductible. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates the receivables due from its insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
with information obtained from its primary insurer.
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
     The Company also has insurance coverage related to property damage, incremental costs and property operating expenses it incurs due to damage caused by hurricanes and other natural disasters. The Company’s policy is to record such amounts when recovery is probable, which generally means it has reached an agreement with the insurance company.
     The Company accrues for legal costs related to loss contingencies as the services are provided. If a settlement is determined to be probable, then an estimate is recorded for the settlement at that time.
     (u) Dividends
          In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, the Company announced that it had increased the quarterly dividend rate to three cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2009, 2008 and 2007, the Company paid $9,734, $9,374 and $10,184, respectively, in dividends.
     (v) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 14 years, with the exception of eight leases that expire between 2032 and 2039. As of October 31, 2009, approximately 77 percent of the Company’s 218 funeral locations were owned by the Company’s subsidiaries and approximately 23 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals.
     (w) Computer Software
     The Company capitalizes computer software systems and depreciates them over their useful lives.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(2) Summary of Significant Accounting Policies—(Continued)
     (x) Out of Period Adjustments
     In 2007, the Company discovered adjustments that related to prior accounting periods. The Company does not believe these adjustments were quantitatively or qualitatively material to its financial position, results of operations and cash flows for the year ended October 31, 2007 or to any of its prior annual or quarterly financial statements. As a result, the Company did not restate any prior period financial statements. The net impact of the adjustments in 2007 is an increase in gross profit of $1,247 and an increase to net earnings of $843.
     (y) Reclassifications
     Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements in order for these periods to be comparable. The reclassifications in themselves had no effect on the Company’s total net income or loss, total shareholders’ equity or the net increase or decrease in cash.
     Authoritative guidance on noncontrolling interests in consolidated financial statements was issued in December 2007. During the Company’s review of this guidance, the Company determined that balances historically designated as “non-controlling interest in funeral and cemetery trusts” and “non-controlling interest in perpetual care trusts” in its consolidated balance sheet do not meet the criteria for noncontrolling interests as prescribed by this guidance, which indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a noncontrolling interest in the consolidated financial statements. The interest related to the Company’s funeral and cemetery merchandise and services trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the initial corpus, the Company believes the interest in these trusts also retains the characteristics of a liability.
     In light of this review, in the first quarter of fiscal year 2009, these line items in the Company’s consolidated balance sheets as of January 31, 2009 and October 31, 2008 were renamed. The line historically titled “non-controlling interest in funeral and cemetery trusts” has been renamed “deferred preneed funeral and cemetery receipts held in trust.” In addition, the line historically titled “non-controlling interest in perpetual care trusts” has been renamed “perpetual care trusts’ corpus” and has been reclassified to be included in total liabilities. These changes had no effect on total assets or shareholders’ equity.
(3) Change in Accounting Principles and New Accounting Principles
     In September 2006, the FASB issued ASC 820-Fair Value Measurements and Disclosures (“ASC 820”), which the Company adopted effective November 1, 2008. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     In February 2008, the FASB issued guidance that amends ASC 820 to exclude ASC 840 — Leases and its related accounting pronouncements that address leasing transactions from its scope. The FASB also issued guidance in February 2008 which provides a one-year deferral of the effective date of ASC 820 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of ASC 820 for its financial assets and liabilities that are measured on a recurring basis at fair value, effective November 1, 2008. These financial assets include the investments of the Company’s preneed funeral merchandise and services trusts, preneed cemetery merchandise and services trusts and cemetery perpetual care trusts. For additional disclosures required by ASC 820 for these assets, see Notes 4 through 6 to the Company’s consolidated financial statements. The provisions of ASC 820 have not been applied to the Company’s non-financial assets and liabilities. The major categories of assets and liabilities that are subject to non-recurring fair value measurement for which the provisions of ASC 820 have not yet been applied are as follows: reporting units measured at fair value in the goodwill impairment test under ASC 350-Intangibles—Goodwill and Other, and non-financial assets and liabilities initially measured at fair value in a business combination under ASC 805-Business Combinations.
     In December 2008, the FASB issued guidance regarding disclosures by public entities about transfers of financial assets and interests in variable interest entities. This guidance requires public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures about their involvement with variable interest entities. This guidance is effective for reporting periods ending after December 15, 2008, which corresponds to the Company’s first fiscal quarter of 2009. The adoption had no impact on the Company’s consolidated financial statements but requires the Company to add additional disclosures related to its variable interest entities, which consist of its preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts investments. The Company’s accounting policies related to its preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are discussed in Note 2(k). For further disclosures, see Notes 4, 5 and 6 to the consolidated financial statements included herein.
     In April 2009, the FASB issued authoritative guidance requiring companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirements to provide those disclosures annually. The Company adopted this guidance effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009.
     In April 2009, the FASB issued amended guidance that modifies the requirements for recognizing other than temporary impairment on debt securities and significantly changes the impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company adopted this guidance effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
     In May 2009, the FASB issued ASC 855-Subsequent Events (“ASC 855”). This guidance does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 applies to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. ASC 855 introduces the concept of financial statements being

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. ASC 855 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted this guidance effective with the preparation of the Company’s condensed consolidated financial statements for the quarter ended July 31, 2009 and has included the required disclosures in this Form 10-K in Note 25.
     In June 2009, the FASB issued ASC 105-Generally Accepted Accounting Principles (“ASC 105”). This guidance requires the FASB Accounting Standards Codification to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission (“SEC”). The FASB Accounting Standards Codificaton significantly changes the way financial statement preparers, auditors and academics perform accounting research. The Company adopted ASC 105 effective with the preparation of the Company’s consolidated financial statements for the year ended October 31, 2009 and included the required disclosures. The adoption did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.
Other, not yet adopted
     In December 2007, the FASB issued ASC 805-Business Combinations (“ASC 805”). This guidance states that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This guidance will apply to any future business combinations as of that date.
     In December 2007, the FASB amended guidance regarding noncontrolling interests in consolidated financial statements. This guidance states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This guidance applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. The Company does not expect this guidance to have any impact on its consolidated financial statements. However, as described in Note 2(y), in light of the Company’s review of this guidance, certain balances in the condensed consolidated balance sheets were renamed and a line item historically classified outside of liabilities was moved to be included in total liabilities.
     In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance applies to the Company’s senior convertible notes and states that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented. While there will be no impact on the Company’s cash interest paid or net reported cash flows, the Company will record higher interest expense in fiscal year 2010 as a result. It is estimated that annual earnings after taxes will be reduced between $1,000 and $4,000 over the remaining life of the convertible debt as a result of the required increase in non-cash interest expense from accretion of the debt discount under the effective interest

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Change in Accounting Principles and New Accounting Principles—(Continued)
rate method. After considering the retrospective treatment, the impact on the October 31, 2009 consolidated balance sheet is expected to result in the following:

Increase
(Decrease)
Deferred tax assets	$(10,000)
Long-term debt	(27,800)
Additional paid-in capital	35,000
Retained earnings	(17,200)
     The impact on the fiscal year 2009 statement of earnings, as applied retrospectively, is expected to result in the following:

Increase to interest expense	$5,400
Decrease to gain on early extinguishment of debt	14,000
Decrease to income taxes	(7,000)

Decrease to net earnings	$12,400

     In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities. Dividends are paid by the Company on shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include outstanding nonvested restricted stock in the basic weighted average share calculation used to calculate basic earnings per share. This is effective for financial statements issued for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009, and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. As of October 31, 2009, the Company had 729,665 shares of nonvested restricted stock which is less than one percent of its total October 31, 2009 outstanding common share balance of 92,683,720.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” It will require more information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, it eliminates the concept of a qualifying special-purpose entity. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption will have on its consolidated financial statements.
     In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This guidance amends the consolidation guidance for variable interest entities. Also, it will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption will have on its consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheets as of October 31, 2009 and 2008 are as follows:

	October 31, 2009	October 31, 2008
Trust assets	$358,430	$336,782
Receivables from customers	43,225	44,796

	401,655	381,578
Allowances for cancellations	(12,143)	(13,166)

Preneed funeral receivables and trust investments	$389,512	$368,412

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2009 are detailed below. Based on the Company’s evaluation, the cost basis of the funeral merchandise and services trust assets below reflects realized losses for the year ended October 31, 2009 in the trust assets of approximately $8,668 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$28,979	$—	$—	$28,979
U.S. Government, agencies and municipalities	6,044	214	(1)	6,257
Corporate bonds	39,007	1,650	(1,458)	39,199
Preferred stocks	56,885	9	(10,394)	46,500
Common stocks	248,750	848	(106,788)	142,810
Mutual funds:
Equity	28,841	20	(7,486)	21,375
Fixed income	56,193	448	(916)	55,725
Insurance contracts and other long-term investments	19,054	112	(2,594)	16,572

Trust investments	$483,753	$3,301	$(129,637)	$357,417

Market value as a percentage of cost					73.9%

Accrued investment income				1,013

Trust assets				$358,430

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2008 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$35,355	$—	$—	$35,355
U.S. Government, agencies and municipalities	11,585	157	(4)	11,738
Corporate bonds	56,661	67	(9,078)	47,650
Preferred stocks	68,300	12	(21,906)	46,406
Common stocks	272,598	1,847	(124,156)	150,289
Mutual funds:
Equity	28,972	10	(9,680)	19,302
Fixed income	6,256	1	(1,084)	5,173
Insurance contracts and other long-term investments	19,645	104	(63)	19,686

Trust investments	$499,372	$2,198	$(165,971)	$335,599

Market value as a percentage of cost					67.2%

Accrued investment income				1,183

Trust assets				$336,782

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2009
Due in one year or less	$616
Due in one to five years	31,263
Due in five to ten years	13,551
Thereafter	26

$45,456

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust. As of October 31, 2009, the Company has outstanding covered calls with a market value of $424. These covered calls constitute a hedge on $20,672, or approximately 14.5 percent, of the common stock portion of the Company’s portfolio within the funeral merchandise and services trust and also provide an opportunity for income. For the year ended October 31, 2009, the Company realized trust earnings of approximately $464 related to the covered call program.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in ASC 820. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

October 31, 2009
	Quoted Market	Significant
	Prices in Active	Other Observable	Significant
	Markets	Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments	$256,799	$91,956	$8,662	$357,417
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$11,299
Total unrealized losses included in other comprehensive income (1)	(2,554)
Purchases, sales, contributions, and distributions, net	(83)

Fair market value, October 31, 2009	$8,662

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2009		2008		2007
Purchases	$53,739		$18,839		$152,126
Sales	54,120		24,072		148,309
Realized gains from sales of investments	2,566		2,572		13,690
Realized losses from sales of investments and other	(11,167	) (1)	(24,868	) (2)	(1,183)
Interest income, dividend and other ordinary income	11,328		13,478		16,764
Deposits	26,540		31,520		32,120
Withdrawals	41,085		46,403		44,433

Other comprehensive income:
Reduction (increase) in net unrealized losses	37,437		(109,761)		3,753
Reclassification to deferred preneed funeral receipts held in trust	(37,437)		109,761		(3,753)

(1)	Includes $2,499 in losses from the sale of investments and $8,668 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $865 in losses from the sale of investments and $24,003 in losses related to certain investments that were rendered worthless or practically worthless.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(4) Preneed Funeral Activities—(Continued)
     The following table shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2009 and 2008.

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	—	—	10,154	(1,458)	10,154	(1,458)
Preferred stocks	493	(7)	43,519	(10,387)	44,012	(10,394)
Common stocks	1,000	(276)	133,428	(106,512)	134,428	(106,788)
Mutual funds:
Equity	—	—	21,237	(7,486)	21,237	(7,486)
Fixed income	318	(1)	4,539	(915)	4,857	(916)
Insurance contracts and other long-term investments	1,203	(1,060)	2,016	(1,534)	3,219	(2,594)

Total	$3,014	$(1,344)	$214,914	$(128,293)	$217,928	$(129,637)

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$1,147	$(3)	$21	$(1)	$1,168	$(4)
Corporate bonds	20,609	(2,027)	21,258	(7,051)	41,867	(9,078)
Preferred stocks	9,055	(6,686)	36,445	(15,220)	45,500	(21,906)
Common stocks	51,658	(25,033)	86,718	(99,123)	138,376	(124,156)
Mutual funds:
Equity	16,557	(8,200)	2,628	(1,480)	19,185	(9,680)
Fixed income	67	—	5,079	(1,084)	5,146	(1,084)
Insurance contracts and other long-term investments	3,510	—	58	(63)	3,568	(63)

Total	$102,603	$(41,949)	$152,207	$(124,022)	$254,810	$(165,971)

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2009, 90 percent, or $117,182, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 40 percent of the Company’s preneed funeral trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value during late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheets as of October 31, 2009 and 2008 are as follows:

	October 31, 2009	October 31, 2008
Trust assets	$163,938	$148,533
Receivables from customers	35,718	39,868

	199,656	188,401
Allowance for cancellations	(6,239)	(6,260)

Preneed cemetery receivables and trust investments	$193,417	$182,141

     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2009 are detailed below. Based on the Company’s evaluation, the cost basis of the cemetery merchandise and services trust assets below reflects realized losses for the year ended October 31, 2009 in the trust assets of approximately $3,455 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,123	$—	$—	$15,123
U.S. Government, agencies and municipalities	9,259	678	—	9,937
Corporate bonds	7,554	552	(74)	8,032
Preferred stocks	20,831	46	(4,363)	16,514
Common stocks	127,942	714	(54,254)	74,402
Mutual funds:
Equity	30,291	15	(9,980)	20,326
Fixed income	18,530	125	(4)	18,651
Other long-term investments	562	—	(8)	554

Trust investments	$230,092	$2,130	$(68,683)	$163,539

Market value as a percentage of cost					71.1%

Accrued investment income				399

Trust assets				$163,938

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2008 are detailed below.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,939	$—	$—	$15,939
U.S. Government, agencies and municipalities	12,960	647	(5)	13,602
Corporate bonds	12,399	15	(1,859)	10,555
Preferred stocks	25,589	1	(8,828)	16,762
Common stocks	140,654	303	(67,576)	73,381
Mutual funds:
Equity	30,291	—	(12,575)	17,716
Fixed income	19	—	(6)	13
Other long-term investments	107	—	(15)	92

Trust investments	$237,958	$966	$(90,864)	$148,060

Market value as a percentage of cost					62.2%

Accrued investment income				473

Trust assets				$148,533

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2009
Due in one year or less	$2,801
Due in one to five years	10,081
Due in five to ten years	4,921
Thereafter	166

$17,969

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust. As of October 31, 2009, the Company has outstanding covered calls with a market value of $308. These covered calls constitute a hedge on $14,345, or approximately 19.3 percent, of the common stock portion of the Company’s portfolio within the cemetery merchandise and services trust and also provide an opportunity for income. For the year ended October 31, 2009, the Company realized trust earnings of approximately $284 related to the covered call program.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in ASC 820. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

October 31, 2009
	Quoted Market	Significant	Significant
	Prices in Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value

Trust investments	$129,032	$34,507	$—	$163,539
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Year Ended October 31,
	2009		2008		2007
Purchases	$24,628		$16,492		$223,437
Sales	23,104		12,081		218,808
Realized gains from sales of investments	1,131		1,460		10,697
Realized losses from sales of investments and other	(8,831	) (1)	(14,307	) (2)	(302)
Interest income, dividend and other ordinary income	5,005		6,486		5,894
Deposits	18,540		17,619		18,185
Withdrawals	21,364		19,354		20,844

Other comprehensive income:
Reduction (increase) in net unrealized losses	23,345		(57,469)		2,774
Reclassification to deferred preneed cemetery receipts held in trust	(23,345)		57,469		(2,774)

(1)	Includes $5,376 in losses from the sale of investments and $3,455 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $434 in losses from the sale of investments and $13,873 in losses related to certain investments that were rendered worthless or practically worthless.
     The following table shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2009 and 2008.

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,045	$(74)	$1,045	$(74)
Preferred stocks	—	—	16,356	(4,363)	16,356	(4,363)
Common stocks	1,755	(464)	67,374	(53,790)	69,129	(54,254)
Mutual funds:
Equity	—	—	20,186	(9,980)	20,186	(9,980)
Fixed income	20	—	15	(4)	35	(4)
Other long-term investments	—	—	—	(8)	—	(8)

Total	$1,775	$(464)	$104,976	$(68,219)	$106,751	$(68,683)

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

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2009, 85 percent, or $58,617, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 45 percent of the Company’s preneed cemetery merchandise and service trusts portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
(6) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings realized from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $6,840, $10,660 and $10,164 for the years ended October 31, 2009, 2008 and 2007, respectively.
     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2009 are detailed below. Based on the Company’s evaluation, the cost basis of the cemetery perpetual care trusts below reflects realized losses for the year ended October 31, 2009 of approximately $3,418 from their original cost basis. These realized losses are related to certain investments held that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$17,784	$—	$—	$17,784
U.S. Government, agencies and municipalities	5,416	394	(82)	5,728
Corporate bonds	42,735	2,088	(1,085)	43,738
Preferred stocks	58,421	2	(17,137)	41,286
Common stocks	96,831	2,663	(42,792)	56,702
Mutual funds:
Equity	6,838	25	(1,560)	5,303
Fixed income	32,561	1,340	(342)	33,559
Other long-term investments	766	4	(177)	593

Trust investments	$261,352	$6,516	$(63,175)	$204,693

Market value as a percentage of cost					78.3%

Accrued investment income				783

Trust assets				$205,476

     The cost and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2008 are detailed below.

	October 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,920	$—	$—	$16,920
U.S. Government, agencies and municipalities	8,739	292	(96)	8,935
Corporate bonds	44,287	397	(5,709)	38,975
Preferred stocks	67,514	—	(26,299)	41,215
Common stocks	106,347	3,427	(50,431)	59,343
Mutual funds:
Equity	6,740	—	(2,103)	4,637
Fixed income	2,086	—	(472)	1,614
Other long-term investments	594	28	(11)	611

Trust investments	$253,227	$4,144	$(85,121)	$172,250

Market value as a percentage of cost					68.0%

Accrued investment income				840

Trust assets				$173,090

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2009
Due in one year or less	$11,939
Due in one to five years	23,747
Due in five to ten years	13,199
Thereafter	581

$49,466

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust. As of October 31, 2009, the Company has outstanding covered calls with a market value of $220. These covered calls constitute a hedge on $9,361, or approximately 16.5 percent, of the common stock portion of the Company’s portfolio within the cemetery perpetual care trust and also provide an opportunity for current income. For the year ended October 31, 2009, the Company realized trust earnings of approximately $177 related to the covered call program.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy provided in ASC 820. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government, agencies and municipalities, corporate bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

October 31, 2009
Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair market
	(Level 1)	(Level 2)	(Level 3)	value

Trust investments	$113,715	$90,752	$226	$204,693
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

Fair market value, November 1, 2008	$611
Total unrealized losses included in other comprehensive income (1)	(177)
Transfers out of Level 3 category	(208)

Fair market value, October 31, 2009	$226

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
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2008, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 losses of $13,281, which was recognized as a realized loss in the consolidated statement of earnings for the year ended October 31, 2008 in cemetery costs. The Company recorded an additional $3,421 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust during fiscal year 2009. Also, during fiscal year 2009, the Company contributed approximately $734 to the trusts as part of its funding obligation and had earnings of $1,958 within the trusts that it did not withdraw from the trusts in order to satisfy its estimated probable funding obligation. As of October 31, 2009, the Company’s estimated probable funding obligation was $14,010. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3,500.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2009		2008		2007
Purchases	$31,856		$54,315		$65,172
Sales	24,798		53,902		57,921
Realized gains from sales of investments	1,822		4,498		4,173
Realized losses from sales of investments and other	(4,416	) (1)	(14,173	) (3)	(359)
Interest income, dividend and other ordinary income	9,570		10,520		9,820
Deposits	8,754	(2)	8,295		8,158
Withdrawals	5,339		10,081		10,536

Other comprehensive income:
Reduction (increase) in net unrealized losses	24,318		(61,717)		(77)
Reclassification to perpetual care trusts’ corpus	(24,318)		61,717		77

(1)	Includes $998 in losses from the sale of investments and $3,418 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the year ended October 31, 2009.

(3)	Includes $530 in losses from the sale of investments and $13,643 in losses related to certain investments that were rendered worthless or practically worthless.
     During the years ended October 31, 2009, 2008 and 2007, cemetery revenues were $211,477, $241,276 and $243,487, respectively, of which $7,701, $9,322 and $7,748, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following table shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2009 and 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$270	$(81)	$6	$(1)	$276	$(82)
Corporate bonds	600	(124)	1,732	(961)	2,332	(1,085)
Preferred stocks	—	—	40,784	(17,137)	40,784	(17,137)
Common stocks	(38)	(473)	50,445	(42,319)	50,407	(42,792)
Mutual funds:
Equity	43	(11)	5,034	(1,549)	5,077	(1,560)
Fixed income	118	—	1,096	(342)	1,214	(342)
Other long-term investments	201	(177)	—	—	201	(177)

Total	$1,194	$(866)	$99,097	$(62,309)	$100,291	$(63,175)

	October 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$324	$(1)	$627	$(95)	$951	$(96)
Corporate bonds	15,652	(2,352)	12,281	(3,357)	27,933	(5,709)
Preferred stocks	8,752	(6,227)	32,463	(20,072)	41,215	(26,299)
Common stocks	17,832	(8,252)	34,352	(42,179)	52,184	(50,431)
Mutual funds:
Equity	4,501	(2,075)	90	(28)	4,591	(2,103)
Fixed income	258	(14)	1,078	(458)	1,336	(472)
Other long-term investments	—	—	(12)	(11)	(12)	(11)

Total	$47,319	$(18,921)	$80,879	$(66,200)	$128,198	$(85,121)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2009, 95 percent, or $59,929, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 28 percent of the Company’s cemetery perpetual care trusts portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2009 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$358,430	$163,938	$522,368
Less:
Pending withdrawals	(9,080)	(5,740)	(14,820)
Pending deposits	4,141	3,098	7,239

Deferred receipts held in trust	$353,491	$161,296	$514,787

     The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2009 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$205,476
Less:
Pending withdrawals	(2,134)
Pending deposits	826

Perpetual care trusts’ corpus	$204,168

     The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2008 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$336,782	$148,533	$485,315
Less:
Pending withdrawals	(8,926)	(4,362)	(13,288)
Pending deposits	2,131	1,262	3,393

Deferred receipts held in trust	$329,987	$145,433	$475,420

     The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2008 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$173,090
Less:
Pending withdrawals	(2,442)
Pending deposits	723

Perpetual care trusts’ corpus	$171,371

Investment and other income, net
     The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2009, 2008 and 2007 are detailed below.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

	Year Ended October 31,
	2009	2008	2007
Realized gains from sales of investments	$5,519	$8,530	$28,560
Realized losses from sales of investments and other	(24,414)	(53,348)	(1,844)
Interest income, dividends and other ordinary income	25,903	30,484	32,478
Trust expenses and income taxes	(8,331)	(10,601)	(11,253)

Net trust investment income (loss)	(1,323)	(24,935)	47,941
Investment income (loss) of deferred preneed funeral and cemetery receipts held in trusts	5,525	22,875	(37,635)
Investment income (loss) of perpetual care trusts’ corpus	(4,202)	2,060	(10,306)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—
Investment and other income, net (1)	92	2,406	3,374

Total investment and other income, net	$92	$2,406	$3,374

(1)	Investment and other income, net is comprised of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(8) Marketable Securities and Restricted Investments
     The market value of marketable securities as of October 31, 2009 and 2008 was $902 and $1,055, respectively, which included gross unrealized gains of $54 and $58 for fiscal years 2009 and 2008, respectively, and no unrealized losses for both years. As of October 31, 2009, $1,000 is classified as a long-term asset in the line item “Other assets” in the consolidated balance sheet, which includes $902 of marketable securities and $98 of cash. As of October 31, 2008, $1,000 is classified as a long-term asset in “Other assets” in the consolidated balance sheet, all of which is marketable securities. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which 40 percent must be in readily marketable investments.
(9) Receivables

	October 31,
	2009	2008
Current receivables are summarized as follows:
Installment contracts due within one year	$39,023	$44,039
Income tax receivables	6,767	1,077
Trade and other receivables	14,905	14,942
Funeral receivables	9,322	9,740
Allowance for doubtful accounts	(7,390)	(7,215)
Amounts to be collected for cemetery perpetual care trusts	(3,188)	(3,454)

Net current receivables	$59,439	$59,129

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$79,229	$87,115
Income tax receivables	33	77
Allowance for doubtful accounts	(9,778)	(9,689)
Amounts to be collected for cemetery perpetual care trusts	(6,473)	(6,832)

Net long-term receivables	$63,011	$70,671

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(9)	Receivables—(continued)
     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 4 and 5.
     The Company’s receivables as of October 31, 2009 are expected to be collected as follows:

Years ending October 31,
2010	$59,439
2011	18,678
2012	14,574
2013	10,611
2014	7,364
Thereafter	11,784

$122,450

(10)	Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2009	2008
Developed cemetery property	$10,331	$12,223
Merchandise and supplies	25,825	23,647

	$36,156	$35,870

     Cemetery property is comprised of the following:

	October 31,
	2009	2008
Developed cemetery property	$112,511	$106,861
Undeveloped cemetery property	273,466	270,410

	$385,977	$377,271

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $14,157 and $13,860 related to cemetery property under development as of October 31, 2009 and 2008, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of October 31, 2009 and October 31, 2008 and for the fiscal years ended October 31, 2009, 2008 and 2007, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
     Certain reclassifications have been made to the October 31, 2008 non-guarantor balance sheet related to prior period dividends declared. The reclassifications had no effect on the consolidated or guarantor balance sheets as of October 31, 2008.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$256,731	$1,866	$17,733	$—	$276,330
Cemetery	—	190,386	2,915	18,176	—	211,477

	—	447,117	4,781	35,909	—	487,807

Costs and expenses:
Funeral	—	197,605	1,176	12,420	—	211,201
Cemetery	—	171,811	2,540	14,515	—	188,866

	—	369,416	3,716	26,935	—	400,067

Gross profit	—	77,701	1,065	8,974	—	87,740

Corporate general and administrative expenses	(30,670)	—	—	—	—	(30,670)
Hurricane related recoveries (charges), net	(720)	340	—	—	—	(380)
Separation charges	(55)	(220)	—	—	—	(275)
Gains on dispositions and impairment (losses), net	(8)	(88)	—	(122)	—	(218)
Other operating income, net	211	903	2	134	—	1,250

Operating earnings (loss)	(31,242)	78,636	1,067	8,986	—	57,447
Interest expense	3,594	(23,800)	(118)	(2,029)	—	(22,353)
Gain on early extinguishment of debt	20,078	—	—	—	—	20,078
Investment and other income, net	91	1	—	—	—	92
Equity in subsidiaries	40,860	747	—	—	(41,607)	—

Earnings before income taxes	33,381	55,584	949	6,957	(41,607)	55,264
Income tax expense (benefit)	(2,272)	20,030	262	1,591	—	19,611

Net earnings	35,653	35,554	687	5,366	(41,607)	35,653
Other comprehensive loss, net	(2)	—	—	(2)	2	(2)

Comprehensive income	$35,651	$35,554	$687	$5,364	$(41,605)	$35,651

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$265,015	$1,954	$19,638	$—	$286,607
Cemetery	—	217,123	3,432	20,721	—	241,276

	—	482,138	5,386	40,359	—	527,883

Costs and expenses:
Funeral	—	203,125	1,217	13,886	—	218,228
Cemetery	—	189,878	2,927	16,033	—	208,838

	—	393,003	4,144	29,919	—	427,066

Gross profit	—	89,135	1,242	10,440	—	100,817

Corporate general and administrative expenses	(32,611)	—	—	—	—	(32,611)
Impairment of goodwill	—	(25,952)	—	—	—	(25,952)
Hurricane related recoveries (charges), net	(1,448)	(1,165)	316	—	—	(2,297)
Gains on dispositions and impairment (losses), net	126	(479)	—	—	—	(353)
Other operating income, net	101	497	2	219	—	819

Operating earnings (loss)	(33,832)	62,036	1,560	10,659	—	40,423
Interest expense	3,391	(25,237)	(155)	(2,114)	—	(24,115)
Investment and other income, net	2,219	179	—	8	—	2,406
Equity in subsidiaries	17,783	548	—	—	(18,331)	—

Earnings (loss) before income taxes	(10,439)	37,526	1,405	8,553	(18,331)	18,714
Income tax expense (benefit)	(6,746)	26,675	464	2,014	—	22,407

Net earnings (loss)	(3,693)	10,851	941	6,539	(18,331)	(3,693)
Other comprehensive income, net	26	—	—	26	(26)	26

Comprehensive income (loss)	$(3,667)	$10,851	$941	$6,565	$(18,357)	$(3,667)

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$5,096	$52	$926	$—	$62,808
Receivables, net of allowances	7,062	47,388	504	4,485	—	59,439
Inventories	269	33,440	312	2,135	—	36,156
Prepaid expenses	1,218	3,804	38	1,688	—	6,748
Deferred income taxes, net	9,006	11,168	47	1,494	—	21,715

Total current assets	74,289	100,896	953	10,728	—	186,866
Receivables due beyond one year, net of allowances	—	48,783	420	13,808	—	63,011
Preneed funeral receivables and trust investments	—	379,899	—	9,613	—	389,512
Preneed cemetery receivables and trust investments	—	185,447	1,124	6,846	—	193,417
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,627	11,315	26,035	—	385,977
Property and equipment, at cost	53,956	466,187	2,183	38,136	—	560,462
Less accumulated depreciation	36,015	208,806	994	15,190	—	261,005

Net property and equipment	17,941	257,381	1,189	22,946	—	299,457
Deferred income taxes, net	8,325	107,636	—	10,415	(2,981)	123,395
Cemetery perpetual care trust investments	—	193,616	8,207	3,653	—	205,476
Other assets	8,402	5,196	6	1,050	—	14,654
Intercompany receivables	771,490	—	—	—	(771,490)	—
Equity in subsidiaries	15,065	8,121	—	—	(23,186)	—

Total assets	$895,512	$1,863,003	$23,262	$124,881	$(797,657)	$2,109,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,209	75,920	199	4,678	—	96,006

Total current liabilities	15,214	75,920	199	4,678	—	96,011
Long-term debt, less current maturities	367,491	—	—	—	—	367,491
Deferred income taxes	—	—	2,981	—	(2,981)	—
Intercompany payables	—	747,847	3,402	20,241	(771,490)	—
Deferred preneed funeral revenue	—	200,990	—	46,835	—	247,825
Deferred preneed cemetery revenue	—	239,177	277	27,510	—	266,964
Deferred preneed funeral and cemetery receipts held in trust	—	507,912	1,045	5,830	—	514,787
Perpetual care trusts’ corpus	—	192,324	8,208	3,636	—	204,168
Other long-term liabilities	17,040	3,716	—	115	—	20,871
Negative equity in subsidiaries	104,883	—	—	—	(104,883)	—

Total liabilities	504,628	1,967,886	16,112	108,845	(879,354)	1,718,117

Common stock	92,684	102	324	52	(478)	92,684
Other	298,165	(104,985)	6,826	15,949	82,210	298,165
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	390,884	(104,883)	7,150	16,036	81,697	390,884

Total liabilities and shareholders’ equity	$895,512	$1,863,003	$23,262	$124,881	$(797,657)	$2,109,001

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2008
				Non-
		Guarantor	Guarantor	Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,593	$4,332	$22	$2,627	$—	$72,574
Marketable securities	—	—	—	55	—	55
Receivables, net of allowances	2,987	51,137	546	4,459	—	59,129
Inventories	300	32,821	361	2,388	—	35,870
Prepaid expenses	1,282	4,618	37	1,380	—	7,317
Deferred income taxes, net	1,395	6,117	55	1,231	—	8,798

Total current assets	71,557	99,025	1,021	12,140	—	183,743
Receivables due beyond one year, net of allowances	—	54,326	404	15,941	—	70,671
Preneed funeral receivables and trust investments	—	358,891	—	9,521	—	368,412
Preneed cemetery receivables and trust investments	—	173,484	1,047	7,610	—	182,141
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	340,232	11,424	25,615	—	377,271
Property and equipment, at cost	49,583	452,050	1,932	38,109	—	541,674
Less accumulated depreciation	30,479	190,645	824	14,118	—	236,066

Net property and equipment	19,104	261,405	1,108	23,991	—	305,608
Deferred income taxes, net	25,853	148,403	—	8,527	(3,268)	179,515
Cemetery perpetual care trust investments	—	162,789	7,137	3,164	—	173,090
Non-current assets held for sale	—	354	—	—	—	354
Other assets	9,451	5,937	16	1,070	—	16,474
Intercompany receivables	849,862	—	—	—	(849,862)	—
Equity in subsidiaries	15,502	7,374	—	—	(22,876)	—

Total assets	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$—	$—	$—	$—	$20
Accounts payable, accrued expenses and other current liabilities	18,026	77,920	180	4,350	—	100,476

Total current liabilities	18,046	77,920	180	4,350	—	100,496
Long-term debt, less current maturities	450,095	—	—	—	—	450,095
Deferred income taxes	—	—	3,268	—	(3,268)	—
Intercompany payables	—	819,691	3,939	26,232	(849,862)	—
Deferred preneed funeral revenue	—	199,867	—	45,315	—	245,182
Deferred preneed cemetery revenue	—	248,098	324	27,413	—	275,835
Deferred preneed funeral and cemetery receipts held in trust	—	470,167	899	4,354	—	475,420
Perpetual care trusts’ corpus	—	161,074	7,132	3,165	—	171,371
Other long-term liabilities	17,114	3,241	—	124	—	20,479
Negative equity in subsidiaries	140,437	—	—	—	(140,437)	—

Total liabilities	625,692	1,980,058	15,742	110,953	(993,567)	1,738,878

Common stock	92,248	102	324	52	(478)	92,248
Other	273,352	(140,539)	6,139	16,324	118,076	273,352
Accumulated other comprehensive income	37	—	—	37	(37)	37

Total shareholders’ equity	365,637	(140,437)	6,463	16,413	117,561	365,637

Total liabilities and shareholders’ equity	$991,329	$1,839,621	$22,205	$127,366	$(876,006)	$2,104,515

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$15,586	$58,085	$775	$10,449	$—	$84,895

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of marketable securities	—	—	—	(197)	—	(197)
Proceeds from sale of assets	292	202	—	230	—	724
Purchases of subsidiaries and other investments, net of cash acquired	(300)	(1,623)	—	—	—	(1,923)
Additions to property and equipment	(5,024)	(15,305)	(208)	(701)	—	(21,238)
Other	—	49	—	—	—	49

Net cash used in investing activities	(5,032)	(16,677)	(208)	(418)	—	(22,335)

Cash flows from financing activities:
Repayments of long-term debt	(60,860)	—	—	—	—	(60,860)
Intercompany receivables (payables)	52,913	(40,644)	(537)	(11,732)	—	—
Retirement of common stock warrants	(8,560)	—	—	—	—	(8,560)
Issuance of common stock	299	—	—	—	—	299
Retirement of call options	8,714	—	—	—	—	8,714
Purchase and retirement of common stock	(75)	—	—	—	—	(75)
Debt refinancing costs	(2,110)	—	—	—	—	(2,110)
Dividends	(9,734)	—	—	—	—	(9,734)

Net cash used in financing activities	(19,413)	(40,644)	(537)	(11,732)	—	(72,326)

Net increase (decrease) in cash	(8,859)	764	30	(1,701)	—	(9,766)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$56,734	$5,096	$52	$926	$—	$62,808

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,618	$66,856	$614	$11,435	$—	$84,523

Cash flows from investing activities:
Proceeds from sales of marketable securities	19,969	—	—	250	—	20,219
Purchases of marketable securities	(19,953)	—	—	(3)	—	(19,956)
Proceeds from sale of assets	—	599	—	—	—	599
Purchases of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(6,956)	(18,887)	(148)	(1,004)	—	(26,995)
Other	—	144	—	—	—	144

Net cash used in investing activities	(8,318)	(18,144)	(148)	(757)	—	(27,367)

Cash flows from financing activities:
Repayments of long-term debt	(198)	—	—	—	—	(198)
Intercompany receivables (payables)	61,218	(51,065)	(480)	(9,673)	—	—
Issuance of common stock	1,845	—	—	—	—	1,845
Purchase and retirement of common stock	(48,627)	—	—	—	—	(48,627)
Dividends	(9,374)	—	—	—	—	(9,374)
Excess tax benefits from share-based payment arrangements	227	—	—	—	—	227

Net cash provided by (used in) financing activities	5,091	(51,065)	(480)	(9,673)	—	(56,127)

Net increase (decrease) in cash	2,391	(2,353)	(14)	1,005	—	1,029
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$65,593	$4,332	$22	$2,627	$—	$72,574

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2007
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$637	$68,417	$(1,838)	$14,725	$—	$81,941

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(1)	—	(1)
Proceeds from sale of assets	—	3,750	—	—	—	3,750
Purchases of subsidiaries and other investments, net of cash acquired	—	(5,203)	—	—	—	(5,203)
Insurance proceeds related to hurricane damaged properties	—	2,439	90	—	—	2,529
Additions to property and equipment	(6,648)	(27,167)	(150)	(1,345)	—	(35,310)
Other	—	48	—	1	—	49

Net cash used in investing activities	(6,648)	(26,133)	(60)	(1,345)	—	(34,186)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	—	—	—	250,000
Repayments of long-term debt	(146,547)	—	—	(30,000)	—	(176,547)
Intercompany receivables (payables)	20,173	(38,853)	1,897	16,783	—	—
Debt issue costs	(6,217)	—	—	—	—	(6,217)
Proceeds from sale of common stock warrants	43,850	—	—	—	—	43,850
Issuance of common stock	3,066	—	—	—	—	3,066
Purchase of call options	(60,000)	—	—	—	—	(60,000)
Purchase and retirement of common stock	(64,201)	—	—	—	—	(64,201)
Dividends	(10,184)	—	—	—	—	(10,184)
Excess tax benefits from share-based payment arrangements	153	—	—	—	—	153

Net cash provided by (used in) financing activities	30,093	(38,853)	1,897	(13,217)	—	(20,080)

Net increase (decrease) in cash	24,082	3,431	(1)	163	—	27,675
Cash and cash equivalents, beginning of period	39,120	3,254	37	1,459	—	43,870

Cash and cash equivalents, end of period	$63,202	$6,685	$36	$1,622	$—	$71,545

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(12) Dispositions and Acquisitions
     In fiscal years 2009, 2008 and 2007, the Company recorded gains on dispositions, net of impairment losses, of ($218), ($353) and ($44) in continuing operations, respectively, and $609 in discontinued operations in fiscal year 2007.
     Assets associated with assets held for sale are presented in the “non-current assets held for sale” line in the consolidated balance sheet. As of October 31, 2008, non-current assets held for sale consists of $354 of land, buildings and equipment that was designated as held for sale in fiscal year 2009, and subsequently sold in fiscal year 2009. Cemetery property and land that was previously designated as held for sale at October 31, 2008 was no longer for sale at October 31, 2009.
Acquisitions
     During the year ended October 31, 2009, the Company acquired a new cemetery for approximately $1,623. This cemetery acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily deferred revenue of approximately $7,500, cemetery property of approximately $5,700 and inventory of approximately $2,900) were valued at their estimated fair values. Its results of operations, which are considered immaterial, have been included since the acquisition date.
     During the year ended October 31, 2008, the Company acquired an investment in an outside business for approximately $1,378, which is accounted for under the cost method of accounting. During fiscal year 2009, the Company invested an additional $300 in this business.
     During the year ended October 31, 2007, the Company purchased a property for approximately $2,398 and a new funeral home for approximately $2,805. This funeral home acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. Its results of operations have been included since the acquisition date.
(13) Impairment of Goodwill
     There were no goodwill impairment charges for the years ended October 31, 2009 and 2007. When the Company performed its fiscal year 2008 evaluation of goodwill during the fourth quarter of 2008, a noncash goodwill impairment charge of $25,952 related to the aggregated Northern and Central regions of the former Eastern division cemetery operating segment was required. In calculating the goodwill impairment charge, the fair value of the reporting units was determined using a discounted cash flow valuation approach. See Note 2(g) for a discussion of the Company’s reporting units and its annual goodwill impairment evaluation methodology.
     Goodwill in excess of net assets of companies acquired totaled $247,236 as of October 31, 2009 and 2008, respectively. The Company has approximately $30,431 of tax deductible goodwill which is being amortized for tax purposes.
     Goodwill and changes to goodwill by operating segment from October 31, 2007 to October 31, 2008 is presented below.

	October 31, 2007	Changes		October 31, 2008

Funeral	$198,613	$(98)		$198,515
Cemetery	74,673	(25,952	) (1)	48,721

Total Goodwill	$273,286	$(26,050)		$247,236

(1)	Goodwill impairment charge recorded as a result of the fiscal year 2008 annual goodwill impairment test.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(14) Separation Charges
     The Company previously had five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of the two geographical divisions (each with a division president): Western and Eastern. As described in Note 21, in the second quarter of 2009, the Company eliminated its two geographic divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure and now has three operating segments: a funeral segment, a cemetery segment and a corporate trust management segment. During the year ended October 31, 2009, the Company recorded $275 in total separation charges related to the reorganization.
     During fiscal year 2007, the Company recorded $580 in total separation charges.
(15) Long-term Debt

	October 31, 2009	October 31, 2008
Long-term debt:
3.125% senior convertible notes due 2014	$87,416	$125,000
3.375% senior convertible notes due 2016	79,985	125,000
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rates of 8.0% and 7.7% as of October 31, 2009 and October 31, 2008, respectively, partially secured by assets of subsidiaries, with maturities through 2022	95	115

Total long-term debt	367,496	450,115
Less current maturities	5	20

	$367,491	$450,095

Fair Value
     As of October 31, 2009, the carrying values, including accrued interest, of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 were $88,220 and $80,780, respectively, compared to fair values of $75,217 and $67,033, respectively. As of October 31, 2008, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $126,150 and $126,242, respectively, compared to fair values of $81,634 and $81,286, respectively.
     As of October 31, 2009 and 2008, the carrying values of the Company’s 6.25 percent senior notes, including accrued interest, were $202,604 and $202,604, respectively, compared to fair values of $197,096 and $168,531, respectively.
Senior Secured Revolving Credit Facility
     On June 2, 2009, the Company entered into a new senior secured revolving credit facility which replaced the previous $125,000 revolving credit facility that was set to mature in November 2009. The new senior secured revolving credit facility matures on June 2, 2012, and includes a $95,000 revolving credit facility, a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. As of October 31, 2009, there were no amounts drawn on the senior secured revolving credit facility, and the Company’s availability under the senior secured revolving credit facility, after giving consideration to $11,224 outstanding letters of credit and the $27,047 Florida bond, was $56,729. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30,000. During fiscal year 2009, the Company recorded a charge for the loss on early extinguishment of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Long-term Debt—(Continued)
debt of $91 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the new agreement were $2,202 (of which $2,110 was paid in cash as of October 31, 2009) and will be amortized over the term of the new credit facility.
     The leverage-based grid pricing for the interest rate on the new senior secured revolving credit facility ranges from LIBOR plus 300 to 400 basis points based on the Company’s consolidated leverage ratio and was LIBOR plus 400 basis points at October 31, 2009. The Company also has a base rate option, and swingline loans bear interest at the base rate which is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate or (c) the Eurodollar rate plus 1 percent; plus a spread ranging from 200 to 300 basis points depending on the Company’s consolidated leverage ratio. The annual commitment fee is 75 basis points payable quarterly.
          The new senior secured revolving credit facility is governed by the following financial covenants at all times:
•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) — Maximum 1.25x;

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense) — Minimum 2.50x through January 31, 2010 and 2.60x thereafter; and

•	Maintenance at all times of a minimum cash balance of the greater of $20,000 or the then outstanding amount of all letters of credit obligations.
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
     The covenants include limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption, repurchase and/or prepayment of other debt, limitation on capital expenditures, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. As of October 31, 2009, the amount available to pay dividends or repurchase stock was $143,581. In addition, the Company may prepay its debt without limitation as long as it has $35,000 in cash and marketable securities. If the Company’s cash and marketable securities are below $35,000, the Company is limited to $25,000 of debt prepayments in any twelve month period. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured revolving credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
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
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during fiscal years 2009 or 2008.
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
     Also, in connection with the sale of the senior convertible notes, the Company purchased call options with respect to its Class A common stock from Bank of America/Merrill Lynch International. The call options cover, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options.
     The Company also entered into warrant transactions whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with the fiscal year 2009 purchases of the Company’s senior convertible notes described below, the number of shares subject to the warrants was reduced to 6,993,280 related to the 2014 Notes and 6,398,800 related to the 2016 Notes.
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
     As of October 31, 2009, the Company purchased $37,584 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 and $45,015 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 in the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. The total value of the call options terminated that Bank of America/Merrill Lynch would have been required to pay the Company was $8,714 for the fiscal year ended October 31, 2009. The total value of the common stock warrants terminated that would have required a payment from the Company to Bank of America/Merrill Lynch was $8,560 as of October 31, 2009. In connection with the debt purchases that occurred during the fiscal year 2009, the value of the call options was greater than the value of the warrants. This amount was settled by Bank of America/Merrill Lynch delivering 15,936 of the Company’s shares to the Company which reduced the number of the Company’s outstanding common shares.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(15) Long-term Debt—(Continued)
     As a result of the debt purchases at significant discounts, the Company recorded $20,169 in pre-tax gains on early extinguishment of debt during the fiscal year ended October 31, 2009, respectively, which represents the discount on the purchase of the senior convertible notes less the write-off of remaining deferred charges.
Senior Notes
     On February 11, 2005, the Company issued $200,000 6.25 percent senior notes due 2013 (the “6.25 percent senior notes”). The 6.25 percent senior notes are governed by the terms of an indenture dated as of February 11, 2005. For each twelve month period beginning on February 15, 2009, the Company may redeem the 6.25 percent senior notes in whole or in part at redemption prices of 103.125 percent in 2009, 101.563 percent in 2010 and 100 percent in 2011 and thereafter, plus any accrued and unpaid interest. In addition, upon a change of control of the Company, holders of the 6.25 percent senior notes will have the right to require the Company to repurchase all or any part of their 6.25 percent senior notes for cash at a price equal to 101 percent of the aggregate principal amount of the 6.25 percent senior notes repurchased, plus any accrued and unpaid interest.
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
Other
     As of October 31, 2009, the Company’s subsidiaries had approximately $95 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. All of this debt is secured by liens on the stock or assets of the related subsidiaries.
     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2010 through October 31, 2014, are approximately $5 in 2010, $5 in 2011, $5 in 2012, $200,006 in 2013 and $87,422 in 2014. Scheduled principal payments thereafter are $80,053.
     As of October 31, 2009, the Company was in compliance with the covenants in its debt agreements.
(16) Guarantees
     The Company’s obligations under its senior secured revolving credit facility, 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured revolving credit facility, senior convertible notes, and senior notes, see Note 15.
     All obligations under the senior secured revolving credit facility, including the guarantees and any interest rate protection and other hedging agreements with any lender or its affiliates, are secured by a first priority perfected security interest as described in Note 15.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(16) Guarantees—(Continued)
     As discussed in Note 2(i), the Company sells insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers which are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2009 and 2008 was $507,349 and $477,069, respectively.
     Louisiana law gives Louisiana corporations broad powers to indemnify their present and former directors and officers and those of affiliated corporations against expenses incurred in the defense of any lawsuit to which they are made parties by reason of their positions. The Company’s By-laws make mandatory the indemnification of directors and officers permitted by Louisiana law. The Company has in effect a directors’ and officers’ liability insurance policy that provides for indemnification of its officers and directors against losses arising from claims asserted against them in their capacities as officers and directors, subject to limitations and conditions set forth in such policy. The Company has also entered into indemnity agreements with each director pursuant to which the Company has agreed, subject to certain exceptions, to purchase and maintain directors’ liability insurance. The agreements also provide that the Company will indemnify each director against any costs and expenses, judgments, settlements and fines incurred in connection with any claim involving him or her by reason of his or her position as director, provided that the director meets certain standards of conduct.
(17) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2009
Earnings from continuing operations	$35,653

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$35,653	91,898	$.39

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		97

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised and restricted stock	$35,653	$91,995	$.39

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2008
Loss from continuing operations	$(3,693)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(3,693)	93,795	$(.04)

Effect of dilutive securities:
Stock options assumed exercised and restricted stock		—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus stock options assumed exercised and restricted stock	$(3,693)	93,795	$(.04)

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

     During the fiscal year ended October 31, 2009, options to purchase 1,607,525 shares of common stock at prices ranging from $5.06 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. These options expire between December 20, 2011 and September 2, 2016.
     Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss from continuing operations for a period. The number of potentially antidilutive shares excluded from the calculation of diluted earnings per share was 1,733,139 for the fiscal year ended October 31, 2008 because of the net loss from continuing operations for this period.
     Options to purchase 392,212 shares of common stock at prices ranging from $6.33 to $7.31 per share for the fiscal year ended October 31, 2007 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for this period.
     For the fiscal year ended October 31, 2009, 438,000 market based stock options and 612,000 market and performance based shares of restricted stock were not dilutive. For the fiscal year ended October 31, 2008, 468,000 market based stock options and 415,000 market and performance based shares of restricted stock were not dilutive. For the fiscal year ended October 31, 2007, 540,000 market based stock options and 360,000 market and performance based shares of restricted stock were not dilutive. The market based stock options and the market and performance based restricted stock were not dilutive because the market conditions or performance conditions for the respective grants were not achieved during any of the periods presented.
     For the fiscal year ended October 31, 2009, a maximum of 16,740,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,392,080 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the fiscal year ended October 31, 2009 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the fiscal years ended October 31, 2008 and 2007, respectively, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the associated common stock warrants were also not dilutive. As discussed in Note 15, during the fiscal year ended October 31, 2009, the Company purchased $82,599 of its senior convertible notes in the open market which resulted in associated common stock warrants being terminated. This accounts for the decrease in the Class A common stock related to the senior convertible notes and associated common stock warrants that could potentially be included in the diluted earnings per share calculations as of October 31, 2009.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(17) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2009, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(18) Income Taxes
     Income tax expense is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2009:
Current tax expense	$1,043	$1,654	$2,697
Deferred tax expense	15,706	1,208	16,914

	$16,749	$2,862	$19,611

2008:
Current tax expense	$13,048	$2,185	$15,233
Deferred tax expense	4,962	2,212	7,174

	$18,010	$4,397	$22,407

2007:
Current tax expense	$10,582	$3,180	$13,762
Deferred tax expense	1,725	2,612	4,337

	$12,307	$5,792	$18,099

Discontinued Operations
U.S. and
	Possessions	State	Totals
Year Ended October 31,
2009:
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—

	$—	$—	$—

2008:
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—

	$—	$—	$—

2007:
Current tax expense	$269	$39	$308
Deferred tax expense	—	—	—

	$269	$39	$308

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes—(Continued)
     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2009	2008	2007
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	3.36	14.19	3.68
U.S. possession income tax	(1.22)	(2.35)	(.79)
Nondeductible expenses and other	.29	.75	.04
Dividend exclusion	(2.60)	(9.77)	(3.13)
Goodwill impairment	—	46.77	—
Valuation allowance	.66	35.14	(3.27)

Effective tax rate	35.49%	119.73%	31.53%

     Deferred tax assets and liabilities consist of the following:

	October 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$7,772	$6,629
Allowance for sales cancellations and doubtful accounts	6,009	5,917
Capital loss carryover	10,017	8,242
Deferred preneed sales and expenses	175,339	204,069
Deferred compensation	5,256	4,843
Inventory writedown	1,012	1,022
Original issue discount on purchased call options	10,657	18,254
Lease obligations	712	718
Net operating loss carryover	7,135	—
Non-compete amortization	413	1,232
Other	2,019	1,503
Share-based compensation	2,016	1,816
State income taxes (1)	32,332	32,086
U.S. possession income tax (2)	15,016	16,077

	275,705	302,408
Valuation allowance (3)	(10,194)	(10,649)

	265,511	291,759

Deferred tax liabilities:
Depreciation	12,647	4,396
Goodwill amortization	34,227	31,060
Deferral on gain on early extinguishment of debt	5,071	—
Partnership interest	1,879	1,221
Purchase accounting adjustments (primarily cemetery property)	66,577	66,769

	120,401	103,446

	$145,110	$188,313

Current net deferred asset	$21,715	$8,798
Long-term net deferred asset	123,395	179,515

	$145,110	$188,313

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(18) Income Taxes—(Continued)

(1)	A significant component of this balance is a gross state net operating loss carryover of approximately $275,088 ($11,025 net of federal tax). This loss is not concentrated in any one state, but instead, is widespread in states whose carryover period averages from 15 to 20 years. During fiscal year 2009, the Company adjusted its previously recorded valuation allowance from $2,087 to $2,317. The increased valuation allowance resulted in a current period tax expense of $230.

(2)	This U.S. possession is Puerto Rico. A component of this balance is a net operating loss carryover of $402 ($102 net of federal tax). In 2009, the Company reduced its previously recorded valuation allowance from $1,162 to $102 as a result of its net operating loss utilization for the period of $4,167. The reduced valuation allowance resulted in a current period tax benefit of $1,060.

(3)	During fiscal 2009, the Company decreased its valuation allowance from $10,649 to $10,194. This was the result of recording net decreases to the reserve of $830 attributable to the net operating loss changes noted in items (1) and (2) above, offset by a $375 increase in the reserve on the Company’s capital loss carryover. At the end of fiscal year 2009, the breakdown of the valuation allowance is $7,775 attributable to the capital loss carryover and $2,419 attributable to the net operating loss carryforwards in certain states and Puerto Rico.
     During the third quarter of fiscal year 2009, the Internal Revenue Service approved a change in one of the Company’s tax accounting policies that will result in a combination of refunds and reductions of federal income tax payments totaling approximately $32,000. Of that amount, $17,900 was received as a refund in fiscal year 2009, approximately $1,600 is expected to be received as a refund by the end of the first quarter of 2010, approximately $8,000 was used to offset estimated tax payments during fiscal 2009 and the remaining approximately $4,500 is expected to be used to offset future federal income tax payments. The change relates to the Company’s tax accounting policy for preneed contracts in one state. For those contracts, the Company was recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This policy resulted in approximately $89,400 of income that was taxed prior to the actual delivery of the merchandise or services. The change permits the Company to defer recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is actually performed or the merchandise is actually delivered and cash is withdrawn from the trust, which generally aligns the Company’s book and tax accounting for these amounts and is consistent with the Company’s approach in the other states. The change essentially allowed the Company to apply the approximately $89,400 reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and potentially part of 2010. The Company will eventually have to pay federal income taxes with respect to the $89,400 as the related preneed contracts are performed in the future.
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
     On November 1, 2007, the Company adopted the uncertain tax position guidance in ASC 740-Income Taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefit is as follows:

Gross unrecognized tax benefits at November 1, 2008	$3,920
Reductions for tax for prior years positions	(689)
Additions for tax for current year positions	—
Reduction in tax relating to settlements with taxing authorities	(140)
Reduction in tax as a result of a lapse of applicable statute of limitations	(324)

Gross unrecognized tax benefits at October 31, 2009	$2,767

     The total amount of gross unrecognized tax benefit that, if recognized, would affect the effective tax rate was $255 at October 31, 2009. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively. As of October 31, 2009, the Company had accrued interest and penalties related to the unrecognized tax benefits of $735. During fiscal year 2009, an additional $211 of interest was accrued for uncertain tax positions and $583 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations.
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2006. During the next fiscal year, certain open tax years will close and the statute of limitations will lapse. If this occurs, the Company would reduce the unrecognized tax benefits by $186. Also, accrued interest and penalties will be reduced by $223 due to the close of those tax years.
(19) Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2009, 2008 and 2007 was approximately $3,013, $2,923 and $3,138, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
     On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Eligible employees may contribute up to 100 percent of their earnings, up to a maximum annual contribution of $9.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
Employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2009, 2008 and 2007 was $69, $74 and $85, respectively.
Non-qualified Supplemental Retirement and Deferred Compensation Plan
     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. The first 5 percent of such employee contributions are eligible for Company matching contributions at the rate of $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2009, 2008 and 2007 was approximately $258, $186 and $318, respectively.
Supplemental Executive Retirement Plan
     On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2009, 2008 and 2007 was $2,400, $2,468 and $2,448, respectively. The Company’s liability as of October 31, 2009 and 2008 was $12,969 and $11,380, respectively, and is presented in other current liabilities and other long-term liabilities in the consolidated balance sheet.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
Employee Stock Purchase Plan
     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. Since the inception of the Plan through October 31, 2009, 478,559 shares had been acquired under this Plan.
Share-Based Compensation
     Stock Options
     For the years ended October 31, 2009, 2008 and 2007, stock option expenses amounted to $1,180, $1,544 and $1,576, respectively, which are included in corporate general and administrative expenses in the consolidated statements of earnings. As of October 31, 2009, there was $1,263 of total unrecognized compensation costs related to nonvested stock options that are expected to be recognized over a weighted-average period of 2.18 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2009, 2008 and 2007, and the changes that occurred during fiscal years 2009, 2008 and 2007.

	2009		2008		2007
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	2,141,679	$7.10	1,900,729	$6.58	1,441,294	$6.15
Granted	979,500	$2.83	561,250	$8.18	1,039,167	$7.12
Exercised	—	$—	(264,862)	$5.71	(411,511)	$6.40
Forfeited	(256,617)	$5.60	(55,438)	$6.75	(168,221)	$6.63

Outstanding at end of year	2,864,562	$5.78	2,141,679	$7.10	1,900,729	$6.58

Exercisable at end of year	1,067,954	$6.73	781,307	$6.73	471,353	$5.90

Weighted-average fair value of options granted		$0.71		$2.18		$2.84

Year Ended October 31, 2009
Aggregate Intrinsic Value
Options outstanding as of October 31, 2009	$1,573
Options exercisable as of October 31, 2009	$—
Options exercised during 2009	$—

Year Ended October 31, 2008
Aggregate Intrinsic Value
Options outstanding as of October 31, 2008	$21
Options exercisable as of October 31, 2008	$15
Options exercised during 2008	$790

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
     The following table further describes the Company’s stock options outstanding as of October 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
Exercise Prices	10/31/2009	Contractual Life	Exercise Price	10/31/2009	Contractual Life	Exercise Price
$2.65	552,500	6.13 years	$2.65	—	—	$—
$3.09	340,000	6.18 years	$3.09	—	—	$—
$5.06 - $5.86	309,144	3.35 years	$5.37	268,150	3.25 years	$5.32
$6.33 - $6.90	673,918	3.30 years	$6.60	487,501	2.96 years	$6.68
$7.31 - $7.65	211,000	4.67 years	$7.40	67,750	4.62 years	$7.39
$8.06 - $8.47	778,000	4.79 years	$8.19	244,553	4.77 years	$8.19

$2.65 - $8.47	2,864,562	4.70 years	$5.78	1,067,954	3.56 years	$6.73

		Weighted Average
	Year Ended	Grant-Date
	October 31, 2009	Fair Value
Nonvested options as of November 1, 2008	1,360,372	$2.35
Granted	979,500	$0.71
Vested	(319,459)	$2.31
Forfeited	(223,805)	$1.63

Nonvested options as of October 31, 2009	1,796,608	$1.55

     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2009, 2008 and 2007: expected dividend yield of 2.2 percent, 1.4 percent and 1.1 percent; expected volatility of 38.4 percent, 38.2 percent and 47.7 percent; risk-free interest rate of 3.2 percent, 4.2 percent and 4.4 percent; and an expected term of 4.9 years, 5.0 years and 7.0 years. In 2008 and 2007, the Company issued stock options with market conditions based on reaching certain target stock prices in the years 2008, 2009 and 2010. The Company records this expense over the requisite service period. In fiscal year 2008, the target stock prices were met, and in fiscal year 2009, the target stock prices were not met. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for fiscal years 2009, 2008 and 2007: expected dividend yield of 1.3 percent; expected volatility of 37.9 percent, 37.9 percent and 39.9 percent; risk-free interest rate of 4.3 percent, 4.3 percent and 4.5 percent; and an expected term of 3.4 years, 3.4 years and 3.5 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected term. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant over the expected term. The expected term of service based options is calculated using the simplified method which is the average of the vesting term and contractual term.
     Likewise, the fair value of shares acquired through the Employee Stock Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2009, 2008 and 2007, respectively: expected dividend yield of 3.2 percent, 1.4 percent and 1.5 percent; expected volatility of 42.0 percent, 37.2 percent and 42.5 percent; risk-free interest rate of 0.2 percent, 2.3 percent and 5.0 percent; and an expected term of 0.3 years, 0.3 years and 0.3 years.
      Restricted Stock
     The expense related to restricted stock granted in fiscal years 2009, 2008 and 2007 is reflected in earnings and amounted to $719, $744 and $447, respectively. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(19) Benefit Plans—(Continued)
to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2009, 2008 and 2007.

(In shares)	2009(1)	2008(2)	2007(3)
Nonvested restricted stock at beginning of year	510,887	606,947	97,398
Granted	353,000	55,000	565,000
Vested	(72,390)	(151,060)	(29,801)
Forfeited	(61,832)	—	(25,650)

Nonvested restricted stock at end of year	729,665	510,887	606,947

(1)	On December 15, 2008, the Company granted 102,000 shares of restricted stock to certain employees with market conditions based on achieving certain target stock prices in the years 2009, 2010 and 2011. On January 5, 2009, the Company granted 195,000 shares of restricted stock to executive officers conditional on the same market criteria mentioned above. Also on January 5, 2009, the Company granted 56,000 shares of restricted stock to certain employees which vest in equal one-third portions over three years. The market conditions discussed above were not met in 2009.

(2)	On December 19, 2007, the Company granted 45,000 shares of restricted stock to executive officers and on June 26, 2008, the Company granted 10,000 shares of restricted stock to an executive officer conditional on certain performance criteria. The performance conditions are based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. The performance conditions were not met in 2008 or 2009.

(3)	On January 8, 2007, the Company granted 52,500 shares of restricted stock to a group of executive officers which vests in equal 25 percent portions over four years. On March 31, 2007, the Company granted 340,000 shares of restricted stock to an executive officer consisting of 100,000 shares conditional on service, 120,000 shares conditional on certain performance criteria and 120,000 shares conditional on certain market criteria. On May 16, 2007, the Company granted 170,000 shares of restricted stock to an executive officer consisting of 50,000 shares conditional on service, 60,000 shares conditional on certain performance criteria and 60,000 shares conditional on certain market criteria. The restricted shares based on service conditions vest in equal one-third portions on the anniversary date of the respective grant dates. The performance conditions are based on meeting certain return on equity targets in each of the years 2008, 2009 and 2010 and were not achieved in 2008 or 2009. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. The market conditions are based on reaching certain target stock prices in the years 2008, 2009 and 2010 and were achieved in 2008 and were not achieved in 2009. The Company records the expense over the requisite service period. On September 17, 2007, the Company granted 2,500 shares of restricted stock to an executive officer which vest in equal one-third portions over three years.
      Other
     On November 18, 2008, the Company issued 15,000 shares of Class A common stock and paid $34 in cash to each of the independent directors of the Company. The expense related to this stock grant amounted to $305 and was recorded in corporate general and administrative expenses during the first quarter of 2009. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.
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
     In fiscal years 2008 and 2007, the Company granted 48,682 shares and 57,481 shares, respectively, of Class A common stock to executive officers as part of their previous year-end bonuses. The expense related to these shares was reflected in earnings in fiscal years 2007 and 2006 and amounted to $390 and $364, respectively.
(20) Commitments, Contingencies and Related Party Transactions
Litigation
     Funeral Consumers Alliance, Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co., on the docket of the United States District Court for the Southern District of Texas. This purported class action was originally filed on May 2, 2005, in the United States District Court for the Northern District of California, on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants at any time. The court consolidated it with five subsequently filed, substantially similar cases (the “Consolidated Consumer Cases”).
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
     In April 2007, the plaintiffs filed an expert report indicating that the amounts sought from all defendants as damages to the proposed class would be in the range of approximately $950 million to approximately $1.5 billion, before trebling. Accordingly, any judgment in favor of the proposed class could have a material adverse effect on the Company’s financial condition and results of operations.
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
Leases
     The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 14 years, except for eight leases that expire between 2032 and 2039. Rent payments under these leases were $4,708, $4,638 and $4,478 for the years ended October 31, 2009, 2008 and 2007, respectively. The Company’s future minimum lease payments as of October 31, 2009 are $4,554, $3,320, $2,666, $2,112, $1,659 and $16,659 for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and later years, respectively.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2008, the Company had $13,281 recorded as a liability for an estimated probable funding obligation as an increase in cemetery costs in fiscal year 2008. The Company recorded an additional $3,421 for the estimated probable funding obligation and funded $2,692 of the estimated probable funding obligation in fiscal year 2009. As of October 31, 2009, the Company’s estimated probable funding obligation was $14,010. As of October 31, 2009, the Company had unrealized losses of approximately $48,217 in cemetery perpetual care trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.0 million and $7.0 million as of October 31, 2009 and 2008, respectively.
     The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2018. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $5,927 and $5,921 as of October 31, 2009 and 2008, respectively. The Company’s future non-compete payments as of October 31, 2009 are $342, $342, $168, $100, $100 and $400 for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.
     The Company is required to maintain a bond ($27,047 as of October 31, 2009) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts.
Related Party Transactions
     In March 2009, the Company announced the retirement of an executive officer effective April 30, 2009. As part of the related retirement agreement, the Company must pay the former executive officer $175 in equal bi-weekly installments over a one-year period commencing after the retirement date. The Company recorded the $175 charge in the second quarter of fiscal year 2009 but will make the payments in accordance with the agreement.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(20) Commitments, Contingencies and Related Party Transactions—(Continued)
     In November 2006, the Company announced the retirement of an executive officer effective December 31, 2006. As part of the related separation agreement, the Company must pay the executive officer $350 in equal bi-weekly installments over a two-year period commencing six months after the retirement date. The Company recorded the $350 charge in the first quarter of fiscal year 2007 but will make the payments in accordance with the agreement.
     In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its senior secured revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2009, including accrued interest, was approximately $1,328.
(21) Segment Data
     The Company previously had five operating and reportable segments consisting of a corporate trust management segment and a funeral and cemetery segment for each of the two geographical divisions (each with a division president): Western and Eastern. In the second quarter of 2009, the Company eliminated its two geographical divisions of Western and Eastern and the positions of Western and Eastern division presidents from its organizational structure in order to maximize the benefits of its Best in Class initiative, improve efficiencies and provide more focus on the development of new revenue opportunities. As of October 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer meet monthly with the Senior Vice President of Operations to discuss operational performance. There is also a president of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”), who reports to the Chief Financial Officer. The Company’s Senior Vice President of Operations acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust.
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
     The corporate trust management segment includes (1) the funeral and cemetery service and merchandise trust earnings recognized for GAAP purposes, which are further described below, and (2) fee income related to the Company’s wholly-owned subsidiary, ITI. Trust assets and the earnings on those assets are associated exclusively with preneed sales. Because preneed services and merchandise will not be provided until an unknown future date, most states require that all or a portion of the customer payments under preneed contracts be placed in trust or escrow accounts for the benefit of the customers.
     ITI serves as investment advisor to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)
     The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered, which are the earnings realized over the life of the contracts delivered during the relevant period. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment results of the funeral and cemetery merchandise and services trusts are deferred until the underlying products and services are delivered and are not reflected in the statement of earnings but are disclosed in Notes 4, 5 and 7 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the segments.
     Perpetual care trust earnings are reported in the cemetery segment, as these revenues are recognized currently and are used to maintain the cemeteries. Perpetual care trust earnings and the cost and market values of the perpetual care trust assets are presented in Note 6.
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
     The Company’s operations are product-based. As such, the Company’s primary reportable segments presented in the following table are based on products and services.
     The Company’s funeral homes offer a complete range of funeral services and products both at the time of need and on a preneed basis. The Company’s services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. In addition to traditional funeral services, all of the Company’s funeral homes offer cremation products and services. The Company’s cemetery operations involve the sale of cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, columbariums, cremation niches, cremation gardens, monuments, memorials and burial vaults, along with the sale of burial site openings and closings and inscriptions. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis.
     The Company incurs certain costs that benefit all of the funeral homes and cemeteries, such as management compensation, headquarters overhead, insurance costs and legal and professional fees. These costs are allocated to the facilities using various methods including their proportionate share of sales (which can include preneed sales) or payroll. These costs are included in funeral and cemetery costs.
     The Company incurs certain other costs at its shared services center that benefit all of the funeral homes and cemeteries, such as the costs to process contracts, make collections, pay vendors, deliver information system services and deliver human resource services. These costs are allocated using various methods including their proportionate share of sales (which can include preneed sales) and the number of employees. These costs are included in funeral and cemetery costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)
     The table below presents information about reported segments for the fiscal years ended October 31, 2009, 2008 and 2007 for the Company’s continuing operations only. Prior period data has been retrospectively adjusted to conform to the new segment presentation.

	Total Revenue
	2009	2008	2007
Funeral	$261,162	$268,295	$260,935
Cemetery(1)	204,181	232,163	233,587
Corporate Trust Management(2)	22,464	27,425	28,295

Total	$487,807	$527,883	$522,817

	Total Gross Profit
	2009	2008	2007
Funeral	$50,834	$50,841	$45,288
Cemetery(1)	16,266	24,219	40,197
Corporate Trust Management(2)	20,640	25,757	26,945

Total	$87,740	$100,817	$112,430

	Total Net Preneed
	Merchandise and Service Sales(3)
	2009	2008	2007
Funeral	$97,580	$97,326	$102,629
Cemetery	48,629	53,644	55,736

Total	$146,209	$150,970	$158,365

	Depreciation and Amortization
	Total
	2009	2008	2007
Funeral	$16,015	$14,811	$13,502
Cemetery	8,337	6,955	6,990
Reconciling Items(4)	5,029	6,509	7,146

Total	$29,381	$28,275	$27,638

	Additions to Long-Lived Assets
	Total(5)
	2009	2008	2007
Funeral	$9,949	$11,286	$19,374
Cemetery	20,851	18,539	22,420
Reconciling Items(4)	4,924	7,686	7,703

Total	$35,724	$37,511	$49,497

	Total Goodwill
	2009	2008
Funeral	$198,515	$198,515
Cemetery	48,721	48,721

Total	$247,236	$247,236

(1)	Perpetual care trust earnings of $6,840, $10,660 and $10,164 for fiscal years 2009, 2008 and 2007, respectively, are included in the revenue and gross profit data of the cemetery segment.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(21) Segment Data—(Continued)

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings realized over the life of the preneed contracts delivered during the relevant periods. Trust management fees included in funeral revenue for 2009, 2008 and 2007 were $3,912, $5,075 and $5,881, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2009, 2008 and 2007 were $11,256, $13,237 and $12,514, respectively. Trust management fees included in cemetery revenue for 2009, 2008 and 2007 were $4,062, $4,949 and $5,343, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2009, 2008 and 2007 were $3,234, $4,164 and $4,557, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets, amortization of deferred financing costs and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the fiscal years ended October 31, 2009, 2008 and 2007, is as follows:

	Year Ended October 31,
	2009	2008	2007
Gross profit for reportable segments	$87,740	$100,817	$112,430
Corporate general and administrative expenses	(30,670)	(32,611)	(31,143)
Impairment of goodwill	—	(25,952)	—
Hurricane related charges, net	(380)	(2,297)	(2,533)
Separation charges	(275)	—	(580)
Gains on dispositions and impairment (losses), net	(218)	(353)	(44)
Other operating income, net	1,250	819	1,651
Interest expense	(22,353)	(24,115)	(25,065)
Gain (loss) on early extinguishment of debt	20,078	—	(677)
Investment and other income, net	92	2,406	3,374

Earnings from continuing operations before income taxes	$55,264	$18,714	$57,413

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(22) Supplementary Information
     The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2009, 2008 and 2007.

	Year Ended October 31,
	2009	2008	2007
Service revenue
Funeral	$175,147	$178,839	$169,680
Cemetery	60,438	65,260	60,002

	235,585	244,099	229,682

Merchandise revenue
Funeral	95,098	100,164	101,232
Cemetery	137,310	160,602	166,772

	232,408	260,766	268,004

Other revenue
Funeral	6,085	7,604	8,418
Cemetery	13,729	15,414	16,713

	19,814	23,018	25,131

Total revenue	$487,807	$527,883	$522,817

Service costs
Funeral	$58,212	$61,520	$59,540
Cemetery	42,067	44,054	40,649

	100,279	105,574	100,189

Merchandise costs
Funeral	57,974	61,852	63,187
Cemetery	92,063	108,343	97,904

	150,037	170,195	161,091

Facility expenses
Funeral	95,015	94,856	93,648
Cemetery	54,736	56,441	55,459

	149,751	151,297	149,107

Total costs	$400,067	$427,066	$410,387

     Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s $3,421 and $13,281 estimated obligation to fund the cemetery perpetual care trusts for the fiscal years ended October 31, 2009 and 2008, respectively.
(23) Hurricane Related Charges
     The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurred due to damage caused by Hurricanes Katrina and Ike. In August 2005, Hurricane Katrina struck the Company’s South Louisiana operations. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(23) Hurricane Related Charges—(Continued)
     The Company recorded hurricane related charges of $380, $2,297 and $2,533 for the years ended October 31, 2009, 2008 and 2007, respectively. In fiscal year 2009, the Company received $300 in insurance proceeds related to Hurricane Ike. The Hurricane Katrina charges for fiscal year 2009 primarily relate to legal costs associated with ongoing litigation as described below.
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
(24) Significant Risks and Uncertainties
Concentrations of Investments
     The Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are invested in various industry sectors, including the financial services sector. There are various risks associated with this sector including the failure of various large financial institutions, government regulation, interest rates, cost of capital funds, credit losses and volatility in the financial markets. As described in Notes 4, 5 and 6, the market values of the trusts experienced a significant decline from the cost basis during late fiscal year 2008 and early fiscal year 2009. As of October 31, 2009, the Company has a concentration in the financial services sector with 21 percent of fair market value of its preneed funeral and cemetery merchandise and services portfolios and 37 percent of its cemetery perpetual care portfolio invested in the financial services sector. See Notes 2(i), 2(j) and 2(k) for the Company’s policy outlining how realized losses could impact future revenue and additional potential funding obligations for cemetery perpetual care trusts.
Customer Installment Receivables
     The Company has gross installment contract receivables of $118,252 relating to cemetery property sales as of October 31, 2009. The continued economic downturn could impact the ability of customers to meet payment obligations.
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
(25) Subsequent Events
     The Company has evaluated subsequent events for recognition and disclosure through December 17, 2009, which was the date the Company filed this Form 10-K with the Securities and Exchange Commission.
     As of November 30, 2009, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts increased three percent, or approximately $21,500, from October 31, 2009.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(25) Subsequent Events—(Continued)
     In November 2009, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.
(26) Quarterly Financial Data (Unaudited)
     Quarterly financial data for fiscal years 2009 and 2008 is presented below.

Year Ended October 31, 2009(1)	First	Second	Third	Fourth
Revenues	$119,330	$126,618	$117,752	$124,107
Gross profit	23,083	25,595	19,333	19,729
Net earnings	5,716	13,202	10,838	5,897
Net earnings per common share:
Basic	.06	.14	.12	.06
Diluted	.06	.14	.12	.06

Year Ended October 31, 2008(2)	First	Second	Third	Fourth
Revenues	$130,273	$136,819	$130,428	$130,363
Gross profit	27,070	35,634	27,998	10,115
Net earnings (loss)	8,885	13,940	9,129	(35,647)
Net earnings (loss) per common share:
Basic	.09	.15	.10	(.39)
Diluted	.09	.15	.10	(.39)

(1)	First quarter of fiscal year 2009 includes a charge of $315 in net hurricane related costs and an $88 charge for the estimated probable obligation to fund the cemetery perpetual care trusts. Second quarter of fiscal year 2009 includes a charge of $205 related to net hurricane related costs, $275 in separation charges, a $3,112 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and an $8,671 gain on the early extinguishment of debt. Third quarter of fiscal year 2009 includes $(117) in net gains and dispositions and impairment (losses), a $23 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and an $8,533 gain on the early extinguishment of debt. Fourth quarter of fiscal year 2009 includes a net recovery of $186 related to hurricane related costs, a $199 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and a $2,874 gain on the early extinguishment of debt.

(2)	First quarter of fiscal year 2008 includes a recovery of $159 in net hurricane related costs and $147 in net gains on dispositions and impairment (losses). Second quarter of fiscal year 2008 includes a charge of $169 related to net hurricane related costs. Third quarter of fiscal year 2008 includes a charge of $341 related to net hurricane related costs. Fourth quarter of fiscal year 2008 includes a charge of $1,946 related to net hurricane related costs, $25,952 for goodwill impairment, a $13,281 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts, a tax valuation allowance of $7,400 and ($506) in net gains on dispositions and impairment (losses).
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of October 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
     As of November 1, 2008, the Company began the implementation of a new contract processing system, which is an integrated software system targeted specifically to the death care industry in areas such as customer data, billing information, products and services sold and/or delivered, collections, accounts receivables and property inventory. As of July 31, 2009, the implementation was completed in all of the Company’s regions. In connection with this implementation, the Company expects to improve its internal controls over financial reporting by increasing its reliance on automated controls. During the year ended October 31, 2009, the Company supplemented its automated internal controls with additional manual and detective controls as it implemented the new system. There was a particular focus on revenue completeness and cut-off with additional manual and analytic procedures performed during the transition to the new system.

     With the exception of this implementation described above, there have been no changes in the Company’s internal control over financial reporting during the year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information regarding executive officers required by Item 10 may be found under Item 4 of this report.
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
     The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2009:

Number of Securities
Remaining Available For
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)(1)
Equity compensation plans approved by security holders	3,594,227	$5.76	3,226,592
Equity compensation plans not approved by security holders	—	—	—

Total	3,594,227	$5.76	3,226,592

(1)	Includes 2,705,151 shares of our common stock under the 2007 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 521,441 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.

     The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F
	Balance at beginning	Charged to costs and				Balance at
Description	of period	expenses	Other changes	Write-offs		end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2009	$7,215	3,407	—	(3,232)		$7,390
2008	$8,142	3,412	—	(4,339)		$7,215
2007	$6,635	4,188	—	(2,681)		$8,142

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2009	$9,689	4,509	—	(4,420)		$9,778
2008	$10,824	4,583	—	(5,718)		$9,689
2007	$10,888	5,568	—	(5,632)		$10,824

Deferred tax asset valuation allowance
Year ended October 31,
2009	$10,649	(455)	—	—		$10,194
2008	$4,032	6,617	—	—		$10,649
2007	$10,457	(1,595)	—	(4,830	) (1)	$4,032

(1)	This is primarily related to the write-off of both the deferred tax asset and related valuation allowance for a worthless stock deduction for which recognition was determined to be remote in fiscal year 2007.
Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013

(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements
10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”); Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.2	Amended and Restated Employment Agreement between the Company and Thomas J. Crawford dated December 16, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008)

10.3	Amended and Restated Employment Agreement between the Company and Thomas M. Kitchen dated December 16, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008)

10.4	Retirement Agreement dated October 26, 2006, effective November 2, 2006, between the Company and Everett N. Kendrick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 3, 2006)

10.5	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K)

10.6	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K)

10.7	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.8	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.9	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.10	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.11	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.12	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.13	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.14	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.15	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2006)

10.16	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, Commission File No. 1-5449)

10.17	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.18	Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.19	Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.20	Retirement Agreement by and between the Company and Brent F. Heffron dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2009)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2009.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS J. CRAWFORD
Thomas J. Crawford
President, Chief Executive Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. CRAWFORD Thomas J. Crawford (Principal Executive Officer)	President, Chief Executive Officer and a Director	December 17, 2009

/s/ THOMAS M. KITCHEN Thomas M. Kitchen (Principal Financial Officer)	Senior Executive Vice President, Chief Financial Officer and a Director	December 17, 2009

/s/ ANGELA M. LACOUR Angela M. Lacour (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	December 17, 2009

/s/ FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Chairman of the Board	December 17, 2009

/s/ ALDEN J. McDONALD, JR. Alden J. McDonald, Jr.	Director	December 17, 2009

/s/ JAMES W. McFARLAND James W. McFarland	Director	December 17, 2009

/s/ RONALD H. PATRON Ronald H. Patron	Director	December 17, 2009

/s/ MICHAEL O. READ Michael O. Read	Director	December 17, 2009

/s/ ASHTON J. RYAN, JR. Ashton J. Ryan, Jr.	Director	December 17, 2009

Exhibit Index
12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer