Form 10-Q
period 2010-01-31
STEWART ENTERPRISES INC
filed 2010-03-10
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐  No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 28, 2010, was 89,566,742 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2010	2009
		(As Adjusted)
Revenues:
Funeral	$72,108	$71,750
Cemetery	52,292	47,580

	124,400	119,330

Costs and expenses:
Funeral	52,911	53,495
Cemetery	46,320	42,752

	99,231	96,247

Gross profit	25,169	23,083
Corporate general and administrative expenses	(6,554)	(7,506)
Hurricane related charges, net	—	(315)
Net impairment losses on dispositions	—	(63)
Other operating income, net	179	259

Operating earnings	18,794	15,458
Interest expense	(6,456)	(7,395)
Gain on early extinguishment of debt	17	—
Investment and other income, net	24	41

Earnings before income taxes	12,379	8,104
Income taxes	4,892	3,338

Net earnings	$7,487	$4,766

Net earnings per common share:
Basic	$.08	$.05

Diluted	$.08	$.05

Weighted average common shares outstanding (in thousands):
Basic	92,053	91,824

Diluted	92,234	91,843

Dividends declared per common share	$.030	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2010	October 31, 2009
		(As Adjusted)
ASSETS

Current assets:
Cash and cash equivalents	$52,780	$62,808
Certificates of deposit	5,000	—
Receivables, net of allowances	59,331	59,439
Inventories	35,947	36,156
Prepaid expenses	11,574	6,748
Deferred income taxes, net	21,645	21,715

Total current assets	186,277	186,866
Receivables due beyond one year, net of allowances	62,062	63,011
Preneed funeral receivables and trust investments	397,454	389,512
Preneed cemetery receivables and trust investments	196,797	193,417
Goodwill	247,236	247,236
Cemetery property, at cost	386,189	385,977
Property and equipment, at cost:
Land	43,677	43,677
Buildings	332,061	329,685
Equipment and other	188,092	187,100

	563,830	560,462
Less accumulated depreciation	267,234	261,005

Net property and equipment	296,596	299,457
Deferred income taxes, net	109,866	113,398
Cemetery perpetual care trust investments	214,460	205,476
Other assets	14,139	14,654

Total assets	$2,111,076	$2,099,004

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2010	October 31, 2009
		(As Adjusted)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3	$5
Accounts payable and accrued expenses	21,260	25,604
Accrued payroll and other benefits	11,938	15,200
Accrued insurance	20,139	20,504
Accrued interest	6,181	4,561
Estimated obligation to fund cemetery perpetual care trust	13,642	14,010
Other current liabilities	11,982	14,099
Income taxes payable	3,143	2,028

Total current liabilities	88,288	96,011
Long-term debt, less current maturities	339,934	339,721
Deferred preneed funeral revenue	245,584	247,825
Deferred preneed cemetery revenue	263,388	266,964
Deferred preneed funeral and cemetery receipts held in trust	526,424	514,787
Perpetual care trusts’ corpus	212,076	204,168
Other long-term liabilities	21,032	20,871

Total liabilities	1,696,726	1,690,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,566,742 and 89,128,700 shares at January 31, 2010 and October 31, 2009, respectively	89,567	89,129
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2010 and October 31, 2009; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	558,832	561,063
Accumulated deficit	(237,638)	(245,125)
Accumulated other comprehensive income:
Unrealized appreciation of investments	34	35

Total accumulated other comprehensive income	34	35

Total shareholders’ equity	414,350	408,657

Total liabilities and shareholders’ equity	$2,111,076	$2,099,004

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unrealized
				Appreciation
	Common	Additional Paid-In		(Depreciation) of	Total Shareholders’
	Stock(1)	Capital	Accumulated Deficit	Investments	Equity
Balance October 31, 2009, as previously reported	$92,684	$526,062	$(227,897)	$35	$390,884
Adoption of convertible debt standard (See Note 2)	—	35,001	(17,228)	—	17,773

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

Comprehensive income (loss):
Net earnings	—	—	7,487	—	7,487

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $1	—	—	—	(1)	(1)

Total other comprehensive loss	—	—	—	(1)	(1)

Total comprehensive income (loss)	—	—	7,487	(1)	7,486

Restricted stock activity	317	(87)	—	—	230
Issuance of common stock	109	388	—	—	497
Stock options exercised	12	20	—	—	32
Stock option expense	—	275	—	—	275
Tax benefit associated with stock activity	—	17	—	—	17
Retirement of call options, net of tax expense of $37	—	70	—	—	70
Retirement of common stock warrants	—	(107)	—	—	(107)
Repurchase of convertible notes, net of tax benefit of $7	—	(13)	—	—	(13)
Dividends ($.030 per share)	—	(2,794)	—	—	(2,794)

Balance January 31, 2010	$93,122	$558,832	$(237,638)	$34	$414,350

(1)	Amount includes 89,567 and 89,129 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2010 and October 31, 2009, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2010	2009
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$7,487	$4,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net impairment losses on dispositions	—	63
Gain on early extinguishment of debt	(17)	—
Depreciation and amortization	6,587	6,971
Non-cash interest and amortization of discount on senior convertible notes	1,521	1,907
Provision for doubtful accounts	1,674	2,215
Share-based compensation	962	802
Excess tax benefits from share-based payment arrangements	(20)	—
Provision (benefit) for deferred income taxes	3,569	(749)
Estimated obligation to fund cemetery perpetual care trust	—	88
Other	20	66
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,648)	2,993
Increase in prepaid expenses	(4,825)	(5,050)
Increase in inventories and cemetery property	(3)	(1,043)
Decrease in accounts payable and accrued expenses	(7,204)	(7,629)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	3,031	3,910
Decrease in deferred preneed funeral revenue	(2,240)	(2,054)
Decrease in deferred preneed funeral receipts held in trust	(3,324)	(1,996)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	781	1,934
Decrease in deferred preneed cemetery revenue	(3,575)	(1,645)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(173)	81
Increase in other	170	1,654

Net cash provided by operating activities	2,773	7,284

Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	—
Proceeds from sale of assets	—	292
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,623)
Additions to property and equipment	(4,297)	(4,789)
Other	39	1

Net cash used in investing activities	(9,258)	(6,119)

Cash flows from financing activities:
Repayments of long-term debt	(846)	(9)
Retirement of common stock warrants	(107)	—
Issuance of common stock	115	83
Retirement of call options	107	—
Debt refinancing costs	(38)	—
Dividends	(2,794)	(2,318)
Excess tax benefits from share-based payment arrangements	20	—

Net cash used in financing activities	(3,543)	(2,244)

Net decrease in cash	(10,028)	(1,079)
Cash and cash equivalents, beginning of period	62,808	72,574

Cash and cash equivalents, end of period	$52,780	$71,495

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(44)	$874
Interest	$3,191	$5,125

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$414	$305
Issuance of restricted stock, net of forfeitures	$1,024	$312
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
(a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2010, the Company owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of January 31, 2010, and for the three months ended January 31, 2010 and 2009, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”).
     The October 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2009 Form 10-K. Certain amounts reported in prior periods have been adjusted to conform to the 2010 presentation as further discussed in Note 2.
     The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2010.
     (d) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2009 Form 10-K.
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2009 Form 10-K. Net earnings for the three months ended January 31, 2010 and 2009 include $275 and $324, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of January 31, 2010, there was $2,297 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.02 years of which $1,014 of total stock option expense is expected for fiscal year 2010. The expense related to restricted stock is reflected in earnings and amounted to $273 and $173 for the three months ended January 31, 2010 and 2009, respectively. As of January 31,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
2010, there was $1,234 of future restricted stock expense to be recognized, of which $984 is expected for fiscal year 2010.
     In November 2009, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $414 and was recorded in corporate general and administrative expenses during the first quarter of 2010. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2010:

	Number of Shares	Weighted Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	960,750	$5.08	Equal one-fourth	Service condition
			portions over 4 years

Restricted stock	324,500	$5.09	Equal one-third	Market condition
			portions over 3 years

Restricted stock	7,500	$4.89	Equal one-third	Service condition
			portions over 3 years
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2010: expected dividend yield of 2.4 percent; expected volatility of 40.1 percent; risk-free interest rate of 2.2 percent; and an expected term of 4.8 years. In the first quarter of 2010, the Company granted 324,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the years 2010, 2011 and 2012. The Company records the expense over the requisite service period.
     (f) Reclassifications
     Certain reclassifications have been made to the 2009 condensed consolidated statement of cash flows in order for these periods to be comparable. These reclassifications had no effect on operating cash flows.
(2) New Accounting Principles
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 805-Business Combinations (“ASC 805”). This guidance states that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This guidance will apply to any future business combinations as of that date.
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
     In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and is required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. The tables below reflect the Company’s retrospective adoption of this guidance as of November 1, 2009 and summarize the impact on the Company’s balance sheet as of October 31, 2009 and statements of earnings for the three months ended January 31, 2009 and the year ended October 31, 2009. See Note 13 for additional information.
     In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities. Dividends are currently paid by the Company on shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance for the three months ended January 31, 2009 and the year ended October 31, 2009 was immaterial and is presented in the statement of earnings tables below, along with the impact of the adoption of the convertible debt guidance described above.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)

		Effects of the
		Adoption of
	October 31, 2009	Convertible Debt	October 31, 2009
Balance Sheet:	As Reported	Guidance	As Adjusted
Deferred tax assets	$145,110	$(9,997)	$135,113
Long-term debt	367,496	(27,770)	339,726
Additional paid-in capital	526,062	35,001	561,063
Accumulated deficit	(227,897)	(17,228)	(245,125)

		Effects of the		Three Months
	Three Months Ended	Adoption of	Effects of Adoption	Ended
	January 31, 2009	Convertible Debt	of Participating	January 31, 2009
Statement of earnings:	As Reported	Guidance	Share Guidance	As Adjusted
Interest expense	$5,910	$1,485		$7,395
Income taxes	3,873	(535)		3,338
Net earnings	5,716	(950)		4,766
Basic earnings per share	$.06	$(.01)		$.05

Diluted earnings per share	$.06	$(.01)		$.05

Weighted average basic shares outstanding	91,824		—	91,824

Weighted average diluted shares outstanding	91,896		(53)	91,843

		Effects of the
	Year Ended	Adoption of	Effects of Adoption	Year Ended October
	October 31, 2009	Convertible Debt	of Participating	31, 2009
Statement of earnings:	As Reported	Guidance	Share Guidance	As Adjusted
Interest expense	$22,353	$5,423		$27,776
Gain on early extinguishment of debt	20,078	(13,932)		6,146
Income taxes	19,611	(6,968)		12,643
Net earnings	35,653	(12,387)		23,266
Basic earnings per share	$.39	$(.14)		$.25

Diluted earnings per share	$.39	$(.14)		$.25

Weighted average basic shares outstanding	91,898		—	91,898

Weighted average diluted shares outstanding	91,995		(17)	91,978

     In June 2009, the FASB issued guidance on the accounting for transfers of financial assets. It will require more information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, it eliminates the concept of a qualifying special-purpose entity. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption will have on its consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
     In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is evaluating the impact the adoption will have on its consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its second fiscal quarter ended April 30, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning November 1, 2011. The Company is evaluating the impact the adoption will have on its consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events disclosure. This guidance clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its condensed consolidated financial statements for the three months ended January 31, 2010.
(3) Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2010 and October 31, 2009 are as follows:

	January 31,	October 31,
	2010	2009
Trust assets	$366,900	$358,430
Receivables from customers	42,448	43,225

	409,348	401,655
Allowance for cancellations	(11,894)	(12,143)

Preneed funeral receivables and trust investments	$397,454	$389,512

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2010 are detailed below.

	January 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$29,830	$—	$—	$29,830
U.S. Government, agencies and municipalities	5,888	166	(1)	6,053
Corporate bonds	38,247	1,883	(874)	39,256
Preferred stocks	56,785	34	(7,985)	48,834
Common stocks	247,824	973	(100,269)	148,528
Mutual funds:
Equity	28,839	24	(6,360)	22,503
Fixed income	54,755	485	(915)	54,325
Insurance contracts and other long-term investments	19,088	112	(2,637)	16,563

Trust investments	$481,256	$3,677	$(119,041)	365,892

Market value as a percentage of cost					76.0%

Accrued investment income				1,008

Trust assets				$366,900

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$28,979	$—	$—	$28,979
U.S. Government, agencies and municipalities	6,044	214	(1)	6,257
Corporate bonds	39,007	1,650	(1,458)	39,199
Preferred stocks	56,885	9	(10,394)	46,500
Common stocks	248,750	848	(106,788)	142,810
Mutual funds:
Equity	28,841	20	(7,486)	21,375
Fixed income	56,193	448	(916)	55,725
Insurance contracts and other long-term investments	19,054	112	(2,594)	16,572

Trust investments	$483,753	$3,301	$(129,637)	$357,417

Market value as a percentage of cost					73.9%

Accrued investment income				1,013

Trust assets				$358,430

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2010
Due in one year or less	$1,331
Due in one to five years	31,699
Due in five to ten years	12,255
Thereafter	24

$45,309

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust. As of January 31, 2010, the Company has outstanding covered calls with a market value of $48. These covered calls constitute a hedge on $4,769, or approximately 3.2 percent, of the common stock portion of the Company’s portfolio within the funeral merchandise and services trust and also provide an opportunity for income. For the three months ended January 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($235) and $253, respectively, related to the covered call program. Although the Company realized losses associated with the covered call program in the first quarter of 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $3,135 during the period that the covered calls were outstanding.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2010	$263,014	$94,143	$8,735	$365,892
Trust investments—October 31, 2009	$256,799	$91,956	$8,662	$357,417

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2010	2009
Fair market value, beginning balance	$8,662	$11,299
Total unrealized losses included in other comprehensive income (1)	—	(1,714)
Purchases, sales, contributions and distributions, net	73	(515)

Fair market value, ending balance	$8,735	$9,070

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended January 31,
	2010	2009
Purchases	$849	$641
Sales	4,349	4,616
Realized gains from sales of investments	628	508
Realized losses from sales of investments and other	(516)	(8,501	)(1)
Interest income, dividends and other ordinary income	2,346	3,153
Deposits	8,015	6,359
Withdrawals	11,977	11,052

(1)	Includes $195 in losses from the sale of investments and $8,306 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2010 and October 31, 2009.

	January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	462	(136)	8,920	(738)	9,382	(874)
Preferred stocks	491	(9)	44,518	(7,976)	45,009	(7,985)
Common stocks	1,934	(110)	136,357	(100,159)	138,291	(100,269)
Mutual funds:
Equity	3	—	22,357	(6,360)	22,360	(6,360)
Fixed income	7,712	(30)	4,584	(885)	12,296	(915)
Insurance contracts and other long-term investments	—	—	3,219	(2,637)	3,219	(2,637)

Total	$10,602	$(285)	$219,976	$(118,756)	$230,578	$(119,041)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)

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

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2010, 91 percent, or $108,254, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 41 percent of the Company’s preneed funeral trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value during late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
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
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2010 and October 31, 2009 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

	January 31,
	2010	October 31, 2009
Trust assets	$169,260	$163,938
Receivables from customers	33,740	35,718

	203,000	199,656
Allowance for cancellations	(6,203)	(6,239)

Preneed cemetery receivables and trust investments	$196,797	$193,417

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2010 are detailed below.

	January 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$17,148	$—	$—	$17,148
U.S. Government, agencies and municipalities	8,751	632	—	9,383
Corporate bonds	7,491	619	(74)	8,036
Preferred stocks	20,831	64	(3,498)	17,397
Common stocks	127,715	846	(51,495)	77,066
Mutual funds:
Equity	30,291	16	(9,554)	20,753
Fixed income	18,530	143	(17)	18,656
Other long-term investments	495	—	(75)	420

Trust investments	$231,252	$2,320	$(64,713)	168,859

Market value as a percentage of cost					73.0%

Accrued investment income				401

Trust assets				$169,260

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$15,123	$—	$—	$15,123
U.S. Government, agencies and municipalities	9,259	678	—	9,937
Corporate bonds	7,554	552	(74)	8,032
Preferred stocks	20,831	46	(4,363)	16,514
Common stocks	127,942	714	(54,254)	74,402
Mutual funds:
Equity	30,291	15	(9,980)	20,326
Fixed income	18,530	125	(4)	18,651
Other long-term investments	562	—	(8)	554

Trust investments	$230,092	$2,130	$(68,683)	$163,539

Market value as a percentage of cost					71.1%

Accrued investment income				399

Trust assets				$163,938

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2010
Due in one year or less	$2,974
Due in one to five years	9,137
Due in five to ten years	5,153
Thereafter	155

$17,419

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust. As of January 31, 2010, the Company has outstanding covered calls with a market value of $41. These covered calls constitute a hedge on $3,744, or approximately 4.9 percent, of the common stock portion of the Company’s portfolio within the cemetery merchandise and services trust and also provide an opportunity for income. For the three months ended January 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($187) and $86 respectively, related to the covered call program. Although the Company realized losses associated with the covered call program in the first quarter of fiscal year 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $2,409 during the period that the covered calls were outstanding.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted	Significant
	Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2010	$134,140	$34,719	$—	$168,859
Trust investments—October 31, 2009	$129,032	$34,507	$—	$163,539
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended January 31,
	2010	2009
Purchases	$2,046	$1,153
Sales	2,320	2,456
Realized gains from sales of investments	423	104
Realized losses from sales of investments and other	(881)	(4,464	) (1)
Interest income, dividends and other ordinary income	1,152	1,300
Deposits	5,693	4,033
Withdrawals	4,404	3,768

(1)	Includes $1,243 in losses from the sale of investments and $3,221 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2010 and October 31, 2009.

	January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$41	$—	$—	$—	$41	$—
Corporate bonds	220	(44)	670	(30)	890	(74)
Preferred stocks	—	—	17,221	(3,498)	17,221	(3,498)
Common stocks	2,257	(19)	68,299	(51,476)	70,556	(51,495)
Mutual funds:
Equity	—	—	20,612	(9,554)	20,612	(9,554)
Fixed income	2,979	(14)	15	(3)	2,994	(17)
Other long-term investments	—	—	—	(75)	—	(75)

Total	$5,497	$(77)	$106,817	$(64,636)	$112,314	$(64,713)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,045	$(74)	$1,045	$(74)
Preferred stocks	—	—	16,356	(4,363)	16,356	(4,363)
Common stocks	1,755	(464)	67,374	(53,790)	69,129	(54,254)
Mutual funds:
Equity	—	—	20,186	(9,980)	20,186	(9,980)
Fixed income	20	—	15	(4)	35	(4)
Other long-term investments	—	—	—	(8)	—	(8)

Total	$1,775	$(464)	$104,976	$(68,219)	$106,751	$(68,683)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2010, 85 percent, or $54,993, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 46 percent of the Company’s preneed cemetery merchandise and services trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original sales price when the underlying service or merchandise is delivered. Principal and earnings are withdrawn only as the merchandise or servies are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,473 and $1,722 for the three months ended January 31, 2010 and 2009, respectively.
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2010 are detailed below.

	January 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$33,444	$—	$—	$33,444
U.S. Government, agencies and municipalities	6,508	368	(80)	6,796
Corporate bonds	31,843	1,570	(1,065)	32,348
Preferred stocks	57,893	5	(13,397)	44,501
Common stocks	96,517	2,746	(39,965)	59,298
Mutual funds:
Equity	8,869	37	(1,478)	7,428
Fixed income	29,729	290	(397)	29,622
Other long-term investments	513	1	(196)	318

Trust investments	$265,316	$5,017	$(56,578)	213,755

Market value as a percentage of cost					80.6%

Accrued investment income				705

Trust assets				$214,460

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2009 are detailed below.

	October 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$17,784	$—	$—	$17,784
U.S. Government, agencies and municipalities	5,416	394	(82)	5,728
Corporate bonds	42,735	2,088	(1,085)	43,738
Preferred stocks	58,421	2	(17,137)	41,286
Common stocks	96,831	2,663	(42,792)	56,702
Mutual funds:
Equity	6,838	25	(1,560)	5,303
Fixed income	32,561	1,340	(342)	33,559
Other long-term investments	766	4	(177)	593

Trust investments	$261,352	$6,516	$(63,175)	$204,693

Market value as a percentage of cost					78.3%

Accrued investment income				783

Trust assets				$205,476

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2010
Due in one year or less	$10,259
Due in one to five years	19,974
Due in five to ten years	8,424
Thereafter	487

$39,144

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust. As of January 31, 2010, the Company has outstanding covered calls with a market value of $24. These covered calls constitute a hedge on $2,514, or approximately 4.2 percent, of the common stock portion of the Company’s portfolio within the cemetery perpetual care trust and also provide an opportunity for current income. For the three months ended January 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($165) and $37, respectively, related to the covered call program. Although the Company realized losses associated with the covered call program in the first quarter of fiscal year 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,599 during the period that the covered calls were outstanding.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
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
     The Company’s Level 3 investments include an investment in a partnership. The valuation of partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the partnership investment was determined by using its most recent audited financial statements and assessing the market value of the underlying securities within the partnership.
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2010	$129,942	$83,645	$168	$213,755
Trust investments—October 31, 2009	$113,715	$90,752	$226	$204,693
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2010	2009
Fair market value, beginning balance	$226	$611
Total unrealized losses included in other comprehensive income (1)	—	(118)
Transfers out of Level 3 category and other	(58)	(250)

Fair market value, ending balance	$168	$243

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the net realized losses. As of October 31, 2009, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 and 2009 losses of $14,010, which was recognized as realized losses in the consolidated statement of earnings in fiscal years 2008 and 2009 in cemetery costs. The Company recorded no additional estimated probable funding obligation during the three months ended January 31, 2010. The Company had earnings of $368 for the three months ended January 31, 2010, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. As of January 31, 2010, the Company’s estimated probable funding obligation was $13,642. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3,100.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended January 31,
	2010	2009
Purchases	$16,172	$329
Sales	28,885	1,806
Realized gains from sales of investments	2,025	359
Realized losses from sales of investments and other	(550)	(96	) (1)
Interest income, dividends and other ordinary income	2,161	2,284
Deposits	1,838	2,454	(2)
Withdrawals	888	1,587

(1)	Includes $84 in losses related to certain investments that were rendered worthless or practically worthless.

(2)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the three months ended January 31, 2009.
     During the three months ended January 31, 2010 and 2009, cemetery revenues were $52,292 and $47,580, respectively, of which $2,334 and $1,613, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2010 and October 31, 2009.

	January 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$270	$(80)	$270	$(80)
Corporate bonds	514	(92)	2,178	(973)	2,692	(1,065)
Preferred stocks	—	—	42,898	(13,397)	42,898	(13,397)
Common stocks	1,716	(16)	51,118	(39,949)	52,834	(39,965)
Mutual funds:
Equity	1,949	(53)	5,188	(1,425)	7,137	(1,478)
Fixed income	5,416	(51)	1,074	(346)	6,490	(397)
Other long-term investments	—	—	201	(196)	201	(196)

Total	$9,595	$(212)	$102,927	$(56,366)	$112,522	$(56,578)

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

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2010, 94 percent, or $53,362, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 28 percent of the Company’s cemetery perpetual care trusts portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall stock market improves, but would also expect its performance to deteriorate if the overall stock market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the current economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at January 31, 2010 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$366,900	$169,260	$536,160
Less:
Pending withdrawals	(7,387)	(5,015)	(12,402)
Pending deposits	1,627	1,039	2,666

Deferred receipts held in trust	$361,140	$165,284	$526,424

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus-(Continued)
     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at January 31, 2010 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$214,460
Less:
Pending withdrawals	(3,164)
Pending deposits	780

Perpetual care trusts’ corpus	$212,076

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2010 and 2009 are detailed below.

	Three Months Ended January 31,
	2010	2009
Realized gains from sales of investments	$3,076	$971
Realized losses from sales of investments and other	(1,947)	(13,061)
Interest income, dividends and other ordinary income	5,659	6,737
Trust expenses and income taxes	(2,538)	(2,134)

Net trust investment income (loss)	4,250	(7,487)
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(1,350)	9,273
Reclassification to perpetual care trusts’ corpus	(2,900)	(1,786)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—
Investment and other income, net (1)	24	41

Total investment and other income, net	$24	$41

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
     The Consolidated Consumer Cases allege that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies-(Continued)
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
     The named plaintiffs (FCA and thirteen individuals) are proceeding with a jury trial scheduled for August 2, 2010 on their individual claims for alleged damages arising out of the purchase of ten caskets. The named plaintiffs also have indicated an intent to seek injunctive relief and attorneys’ fees.
     The Company believes it has meritorious defenses to the substantive allegations asserted, to class certification, and to the plaintiffs’ damage theories and calculations, and the Company intends to aggressively defend itself in these proceedings. The Company has not recorded a liability related to this litigation given that it does not believe that a loss is probable and estimable.
Other Litigation
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
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of January 31, 2010, the Company had $13,642 recorded as a liability for an estimated probable funding obligation. As of January 31, 2010, the Company had unrealized losses of approximately $44,774 in the cemetery perpetual care

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies-(Continued)
trusts in these states. Because all of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $2.0 million and $3.0 million as of January 31, 2010 and October 31, 2009, respectively.
     The Company is required to maintain a bond ($24,815 as of January 31, 2010) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility to extinguish the bond obligation by returning to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2010
Net earnings	$7,487
Allocation of earnings to nonvested restricted stock	(83)

Basic earnings per common share:
Net earnings available to common shareholders	$7,404	92,053	$.08

Effect of dilutive securities:
Stock options assumed exercised		181

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$7,404	92,234	$.08

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2009
Net earnings	$4,766
Allocation of earnings to nonvested restricted stock	(44)

Basic earnings per common share:
Net earnings available to common shareholders	$4,722	91,824	$.05

Effect of dilutive securities:
Stock options assumed exercised		19

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$4,722	91,843	$.05

     As discussed in Note 2, the Company adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective November 1, 2009. Since this guidance requires retrospective treatment, the information presented above for the three months ended January 31, 2009 has been adjusted to reflect the adoption of this guidance.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data-(Continued)
     During the three months ended January 31, 2010, options to purchase 2,074,986 shares of common stock at prices ranging from $5.04 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. These options expire between November 29, 2012 and January 18, 2017.
     Options to purchase 1,653,796 shares of common stock at prices ranging from $5.06 to $8.47 per share for the three months ended January 31, 2009 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period. Additionally, weighted-average shares outstanding for the three months ended January 31, 2009 exclude the effect of approximately 110,217 options, because such options were not dilutive.
     For the three months ended January 31, 2010 and 2009, 438,000 and 468,000 market based stock options, respectively, were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during any of periods presented.
     For the three months ended January 31, 2010, a maximum of 16,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,312,080 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three months ended January 31, 2010 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three months ended January 31, 2009, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the associated common stock warrants were also not dilutive.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2010, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
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

	Total Revenue
	Three Months
	Ended	Three Months Ended
	January 31, 2010	January 31, 2009
Funeral	$68,029	$68,146
Cemetery(1)	50,508	45,690
Corporate Trust Management(2)	5,863	5,494

Total	$124,400	$119,330

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data-(Continued)

	Total Gross Profit
	Three Months Ended	Three Months Ended
	January 31, 2010	January 31, 2009
Funeral	$15,347	$14,842
Cemetery(1)	4,411	3,187
Corporate Trust Management(2)	5,411	5,054

Total	$25,169	$23,083

	Net Total Preneed Merchandise and
	Service Sales(3)
	Three Months Ended	Three Months Ended
	January 31, 2010	January 31, 2009
Funeral	$18,111	$18,732
Cemetery(1)	10,204	10,779

Total	$28,315	$29,511

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,473 and $1,722 for the three months ended January 31, 2010 and 2009, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings generated over the life of the preneed contracts delivered during the relevant periods and distributable to the Company based upon the Company’s respective trust agreements. Trust management fees included in funeral revenue for the three months ended January 31, 2010 and 2009 were $1,115 and $937, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended January 31, 2010 and 2009 were $2,963 and $2,667, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2010 and 2009 were $1,189 and $952, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended January 31, 2010 and 2009 were $596 and $938, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data-(Continued)
     A reconciliation of total segment gross profit to total earnings before income taxes for the three months ended January 31, 2010 and 2009 is as follows:

	Three Months Ended January 31,
	2010	2009
Gross profit for reportable segments	$25,169	$23,083
Corporate general and administrative expenses	(6,554)	(7,506)
Hurricane related charges, net	—	(315)
Net impairment losses on dispositions	—	(63)
Other operating income, net	179	259
Interest expense	(6,456)	(7,395)
Gain on early extinguishment of debt	17	—
Investment and other income, net	24	41

Earnings before income taxes	$12,379	$8,104

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three months ended January 31, 2010 and 2009.

	Three Months Ended January 31,
	2010	2009
Service revenue
Funeral	$45,327	$45,306
Cemetery	15,571	15,101

	60,898	60,407

Merchandise revenue
Funeral	25,142	24,917
Cemetery	33,141	29,027

	58,283	53,944

Other revenue
Funeral	1,639	1,527
Cemetery	3,580	3,452

	5,219	4,979

Total revenue	$124,400	$119,330

Service costs
Funeral	$14,705	$14,668
Cemetery	9,802	9,755

	24,507	24,423

Merchandise costs
Funeral	14,585	15,006
Cemetery	22,204	19,250

	36,789	34,256

Facility expenses
Funeral	23,621	23,821
Cemetery	14,314	13,747

	37,935	37,568

Total costs	$99,231	$96,247

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2010 and October 31, 2009 and for the three months ended January 31, 2010 and 2009, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,232	$485	$4,391	$—	$72,108
Cemetery	—	46,676	572	5,044	—	52,292

	—	113,908	1,057	9,435	—	124,400

Costs and expenses:
Funeral	—	49,441	263	3,207	—	52,911
Cemetery	—	41,573	620	4,127	—	46,320

	—	91,014	883	7,334	—	99,231

Gross profit	—	22,894	174	2,101	—	25,169
Corporate general and administrative expenses	(6,554)	—	—	—	—	(6,554)
Hurricane related recoveries (charges), net	(54)	—	54	—	—	—
Other operating income, net	16	143	—	20	—	179

Operating earnings (loss)	(6,592)	23,037	228	2,121	—	18,794
Interest expense	(487)	(5,478)	(8)	(483)	—	(6,456)
Gain on early extinguishment of debt	17	—	—	—	—	17
Investment and other income, net	24	—	—	—	—	24
Equity in subsidiaries	11,821	80	—	—	(11,901)	—

Earnings before income taxes	4,783	17,639	220	1,638	(11,901)	12,379
Income tax expense (benefit)	(2,704)	7,043	54	499	—	4,892

Net earnings	7,487	10,596	166	1,139	(11,901)	7,487
Other comprehensive loss, net	(1)	—	—	(1)	1	(1)

Comprehensive income	$7,486	$10,596	$166	$1,138	$(11,900)	$7,486

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,871	$399	$4,480	$—	$71,750
Cemetery	—	43,025	661	3,894	—	47,580

	—	109,896	1,060	8,374	—	119,330

Costs and expenses:
Funeral	—	50,000	291	3,204	—	53,495
Cemetery	—	38,811	636	3,305	—	42,752

	—	88,811	927	6,509	—	96,247

Gross profit	—	21,085	133	1,865	—	23,083
Corporate general and administrative expenses	(7,506)	—	—	—	—	(7,506)
Hurricane related charges, net	(276)	(39)	—	—	—	(315)
Net impairment losses on dispositions	(8)	(55)	—	—	—	(63)
Other operating income (expense), net	(2)	244	1	16	—	259

Operating earnings (loss)	(7,792)	21,235	134	1,881	—	15,458
Interest expense	(666)	(6,165)	(36)	(528)	—	(7,395)
Investment and other income, net	41	—	—	—	—	41
Equity in subsidiaries	11,171	135	—	—	(11,306)	—

Earnings before income taxes	2,754	15,205	98	1,353	(11,306)	8,104
Income tax expense (benefit)	(2,012)	4,836	19	495	—	3,338

Net earnings	4,766	10,369	79	858	(11,306)	4,766
Other comprehensive income, net	3	—	—	3	(3)	3

Comprehensive income	$4,769	$10,369	$79	$861	$(11,309)	$4,769

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	January 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,418	$6,023	$36	$2,303	$—	$52,780
Certificates of deposit	5,000	—	—	—	—	5,000
Receivables, net of allowances	6,968	47,689	447	4,227	—	59,331
Inventories	263	33,440	336	1,908	—	35,947
Prepaid expenses	1,516	8,068	61	1,929	—	11,574
Deferred income taxes, net	9,932	10,296	43	1,374	—	21,645

Total current assets	68,097	105,516	923	11,741	—	186,277
Receivables due beyond one year, net of allowances	—	48,113	397	13,552	—	62,062
Preneed funeral receivables and trust investments	—	387,954	—	9,500	—	397,454
Preneed cemetery receivables and trust investments	—	189,112	1,085	6,600	—	196,797
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,668	11,286	26,235	—	386,189
Property and equipment, at cost	54,268	469,159	2,208	38,195	—	563,830
Less accumulated depreciation	37,134	213,539	1,039	15,522	—	267,234

Net property and equipment	17,134	255,620	1,169	22,673	—	296,596
Deferred income taxes, net	—	105,844	—	10,994	(6,972)	109,866
Cemetery perpetual care trust investments	—	202,202	8,462	3,796	—	214,460
Other assets	7,975	5,113	6	1,045	—	14,139
Intercompany receivables	774,766	—	—	—	(774,766)	—
Equity in subsidiaries	16,289	8,201	—	—	(24,490)	—

Total assets	$884,261	$1,883,744	$23,376	$125,923	$(806,228)	$2,111,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$—	$—	$—	$—	$3
Accounts payable, accrued expenses and other current liabilities	14,528	68,931	220	4,606	—	88,285

Total current liabilities	14,531	68,931	220	4,606	—	88,288
Long-term debt, less current maturities	339,934	—	—	—	—	339,934
Deferred income taxes	3,996	—	2,976	—	(6,972)	—
Intercompany payables	—	751,049	3,082	20,635	(774,766)	—
Deferred preneed funeral revenue	—	198,957	—	46,627	—	245,584
Deferred preneed cemetery revenue	—	236,145	278	26,965	—	263,388
Deferred preneed funeral and cemetery receipts held in trust	—	519,327	1,049	6,048	—	526,424
Perpetual care trusts’ corpus	—	199,846	8,455	3,775	—	212,076
Other long-term liabilities	17,163	3,776	—	93	—	21,032
Negative equity in subsidiaries	94,287	—	—	—	(94,287)	—

Total liabilities	469,911	1,978,031	16,060	108,749	(876,025)	1,696,726

Common stock	93,122	102	324	52	(478)	93,122
Other	321,194	(94,389)	6,992	17,088	70,309	321,194
Accumulated other comprehensive income	34	—	—	34	(34)	34

Total shareholders’ equity	414,350	(94,287)	7,316	17,174	69,797	414,350

Total liabilities and shareholders’ equity	$884,261	$1,883,744	$23,376	$125,923	$(806,228)	$2,111,076

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$5,096	$52	$926	$—	$62,808
Receivables, net of allowances	7,062	47,388	504	4,485	—	59,439
Inventories	269	33,440	312	2,135	—	36,156
Prepaid expenses	1,218	3,804	38	1,688	—	6,748
Deferred income taxes, net	9,006	11,168	47	1,494	—	21,715

Total current assets	74,289	100,896	953	10,728	—	186,866
Receivables due beyond one year, net of allowances	—	48,783	420	13,808	—	63,011
Preneed funeral receivables and trust investments	—	379,899	—	9,613	—	389,512
Preneed cemetery receivables and trust investments	—	185,447	1,124	6,846	—	193,417
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,627	11,315	26,035	—	385,977
Property and equipment, at cost	53,956	466,187	2,183	38,136	—	560,462
Less accumulated depreciation	36,015	208,806	994	15,190	—	261,005

Net property and equipment	17,941	257,381	1,189	22,946	—	299,457
Deferred income taxes, net	—	107,636	—	10,415	(4,653)	113,398
Cemetery perpetual care trust investments	—	193,616	8,207	3,653	—	205,476
Other assets	8,402	5,196	6	1,050	—	14,654
Intercompany receivables	771,490	—	—	—	(771,490)	—
Equity in subsidiaries	15,065	8,121	—	—	(23,186)	—

Total assets	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,209	75,920	199	4,678	—	96,006

Total current liabilities	15,214	75,920	199	4,678	—	96,011
Long-term debt, less current maturities	339,721	—	—	—	—	339,721
Deferred income taxes	1,672	—	2,981	—	(4,653)	—
Intercompany payables	—	747,847	3,402	20,241	(771,490)	—
Deferred preneed funeral revenue	—	200,990	—	46,835	—	247,825
Deferred preneed cemetery revenue	—	239,177	277	27,510	—	266,964
Deferred preneed funeral and cemetery receipts held in trust	—	507,912	1,045	5,830	—	514,787
Perpetual care trusts’ corpus	—	192,324	8,208	3,636	—	204,168
Other long-term liabilities	17,040	3,716	—	115	—	20,871
Negative equity in subsidiaries	104,883	—	—	—	(104,883)	—

Total liabilities	478,530	1,967,886	16,112	108,845	(881,026)	1,690,347

Common stock	92,684	102	324	52	(478)	92,684
Other	315,938	(104,985)	6,826	15,949	82,210	315,938
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	408,657	(104,883)	7,150	16,036	81,697	408,657

Total liabilities and shareholders’ equity	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(131)	$1,411	$380	$1,113	$—	$2,773

Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	—	—	—	—	(5,000)
Additions to property and equipment	(366)	(3,725)	(76)	(130)	—	(4,297)
Other	—	39	—	—	—	39

Net cash used in investing activities	(5,366)	(3,686)	(76)	(130)	—	(9,258)

Cash flows from financing activities:
Repayments of long-term debt	(846)	—	—	—	—	(846)
Intercompany receivables (payables)	(3,276)	3,202	(320)	394	—	—
Retirement of common stock warrants	(107)	—	—	—	—	(107)
Issuance of common stock	115	—	—	—	—	115
Retirement of call options	107	—	—	—	—	107
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(2,794)	—	—	—	—	(2,794)
Excess tax benefits from share-based payment arrangements	20	—	—	—	—	20

Net cash provided by (used in) financing activities	(6,819)	3,202	(320)	394	—	(3,543)

Net increase (decrease) in cash	(12,316)	927	(16)	1,377	—	(10,028)
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$44,418	$6,023	$36	$2,303	$—	$52,780

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three months ended January 31, 2010 and 2009 is as follows:

	Three Months Ended January 31,
	2010	2009
Net earnings	$7,487	$4,766
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $1 and ($2), respectively	(1)	3
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	20,230	(35,915)
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(20,230)	35,915

Total other comprehensive income (loss)	(1)	3

Total comprehensive income	$7,486	$4,769

(13)	Long-term Debt

	January 31, 2010	October 31, 2009
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $12,156 and $12,912 as of January 31, 2010 and October 31, 2009, respectively	$74,260	$74,504
3.375% senior convertible notes due 2016, net of unamortized discount of $14,400 and $14,858 as of January 31, 2010 and October 31, 2009, respectively	65,584	65,127
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of January 31, 2010 and October 31, 2009, partially secured by assets of subsidiaries, with maturities through 2022	93	95

Total long-term debt	339,937	339,726
Less current maturities	3	5

	$339,934	$339,721

Fair Value
     As of January 31, 2010, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $74,380 and $65,704, respectively, compared to fair values of $72,871 and $65,708, respectively. As of January 31, 2010, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $205,729 compared to a fair value of $200,713.
Senior Convertible Notes
     During the three months ended January 31, 2010, the Company purchased $1,000 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13)	Long-term Debt—(Continued)
purchases at discounts, the Company recorded $17 in pre-tax gains on early extinguishment of debt during the three months ended January 31, 2010.
Adoption of Convertible Debt Guidance
     In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt.
     This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 (“2014 Notes”) and 3.375 percent senior convertible notes due 2016 (“2016 Notes” and together with the 2014 Notes, the “senior convertible notes”), which were originally issued in 2007, and must be applied retrospectively to all periods since inception. The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance on the Company’s October 31, 2009 balance sheet was a $9,997 decrease to deferred tax assets, a $27,770 decrease in long-term debt, a $35,001 increase to additional paid-in capital and an increase of $17,228 to accumulated deficit. See Note 2 for additional information on the effects of the adoption of this guidance.
     The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately 4.25 years and approximately 6.25 years, respectively. The carrying value of the equity component of the 2014 Notes as of January 31, 2010 and October 31, 2009 was $16,191 and $16,204, respectively. The carrying value of the equity component of the 2016 Notes was $18,797 as of January 31, 2010 and October 31, 2009. The amount of interest expense recorded for the senior convertible notes for the three months ended January 31, 2010 and 2009 related both to the contractual interest coupon and amortization of the discount on the liability component is $2,426 and $3,516, respectively. For the three months ended January 31, 2010 and 2009, the coupon and amortization of the discount yielded an effective interest rate of approximately 6.96 percent on the 2014 Notes and the 2016 Notes.
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during the three months ended January 31, 2010, fiscal year 2009 or fiscal year 2008.
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
     The Company also entered into warrant transactions whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with the purchases of the Company’s senior convertible notes during fiscal year 2009 and the three months ended January 31, 2010, the number of shares subject to the warrants was reduced to 6,913,280 related to the 2014 Notes and 6,398,800 related to the 2016 Notes.
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
(14)	Income Taxes
     The Company continues to pursue several tax planning strategies. The Company received IRS approval in fiscal year 2010 on two pending requests for changes in tax accounting methods, which will result in the deferral of approximately $70.0 million of taxable income. The combination of these two changes will significantly reduce federal income tax cash payments (approximately $25.0 million) for the next two to three years.
(15)	Subsequent Events
     During February 2010, several of the Company’s facilities in Texas and one facility in Maryland experienced property damage from winter storms but were able to restore operations quickly. The Company is in the process of assessing the damages.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(15)	Subsequent Events—(Continued)
     As of February 28, 2010, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts increased 1.6 percent, or approximately $12,000, from January 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A and Risk Factors contained in our Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”), and in conjunction with our consolidated financial statements included in this report and in our 2009 Form 10-K.
     This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors in our 2009 Form 10-K. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 31, 2010, we owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2009 Form 10-K.
     As of November 1, 2009, the Company adopted guidance regarding the accounting for our 2014 and 2016 senior convertible notes and applied the change retrospectively for all periods presented. See Note 2 and Note 13 to the condensed consolidated financial statements for further information on the impact of the accounting change in the Company’s statements of earnings and balance sheets.
Financial Summary
     For the first quarter of fiscal year 2010, net earnings increased $2.7 million to $7.5 million from $4.8 million for the first quarter of fiscal year 2009. Revenue increased $5.1 million to $124.4 million for the quarter ended January 31, 2010. Funeral revenue increased $0.4 million to $72.1 million in the first quarter of 2010, primarily due to a $0.5 million increase in funeral trust related activities. The increase in trust earnings was partially offset by a 1.3 percent, or 185 event, decrease in same-store funeral services performed and a 0.6 percent decrease in same-store average revenue per funeral service, including trust earnings. Cemetery revenue increased $4.7 million to $52.3 million for the quarter ended January 31, 2010. This increase is due primarily to a $1.8 million, or 9.8 percent, increase in cemetery property sales, net of discounts, a $1.4 million increase in merchandise delivered and a $0.6 million increase in cemetery trust related activities. Consolidated gross profit increased $2.1 million to $25.2 million primarily due to a $1.2 million increase in cemetery gross profit and a $0.9 million increase in funeral gross profit.
     Corporate general and administrative expenses decreased $1.0 million to $6.5 million for the quarter ended January 31, 2010 largely due to a decrease in information technology costs and a decrease in training costs related to our implementation of a new business system in the prior year. Interest expense decreased $0.9 million to $6.5 million during the first quarter of 2010 primarily due to the significant fiscal year 2009 repurchases of our senior convertible notes in the open market that occurred during the last nine months of fiscal year 2009. The effective tax rate for the three months ended January 31, 2010 was 39.5 percent compared to 41.2 percent for the same period in 2009. We recorded a tax valuation allowance of $0.2 million for the three months ended January 31, 2010, compared to a $0.3 million tax valuation allowance for the same period in 2009. The tax valuation allowance increased income tax expense for both periods by the respective amounts. The tax rate for both the current and prior quarter would have been approximately 37 percent without the tax valuation allowance.
     For the first quarter of 2010, preneed cemetery property sales, net of discounts, increased 9.8 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales decreased 3.3 percent during the first quarter of 2010 compared to the first quarter of 2009. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
     During the first quarter of fiscal 2010, we experienced positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 4.1 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 5.0 percent.
     As of January 31, 2010 and October 31, 2009, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $177.8 million and $192.9 million, respectively, lower than our cost basis. The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of January 31, 2010 and October 31, 2009, we had $218.5 million and $220.7 million, respectively, in distributable earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of January 31, 2010 and October 31, 2009, the fair market value of our investments were $51.6 million and $56.7 million, respectively, lower than our cost basis. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
     The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2009 Form 10-K.
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
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the quarter ended January 31, 2010	4.1%	5.0%
For the last twelve months ended January 31, 2010	28.8%	32.8%
For the last five years ended January 31, 2010	(1.3)%	2.1%
For the last ten years ended January 31, 2010	1.9%	2.7%
     Our operations provided cash of $2.8 million for the three months ended January 31, 2010, compared to $7.3 million for the corresponding period in 2009. The decrease in the current quarter’s operating cash flow is largely due to an increase in working capital, partly driven by a $4.6 million increase in receivables due in part to the improved cemetery property sales during the quarter, which are typically financed. Due to the timing of our insurance, property tax and other annual payments made on or around calendar year end, we have historically had negative to slightly positive cash flow in the first quarter while generating greater amounts of cash in later quarters.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2009 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2009 Form 10-K.
Results of Operations
     Effective as of the second quarter of fiscal year 2009, we have three operating and reportable segments consisting of a funeral segment, cemetery segment and a corporate trust management segment. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. Prior period data has been retrospectively adjusted to conform to the new segment presentation. As there have been no material acquisitions or construction of new locations in fiscal years 2010 and 2009, results essentially reflect those of same-store locations.
Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009
Funeral Operations

	Three Months Ended January 31,
			Increase
	2010	2009	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$68.0	$68.1	$(.1)
Corporate Trust Management (1)	4.1	3.6	.5

Total Funeral Revenue	$72.1	$71.7	$.4

Funeral Costs:
Funeral Home Locations	$52.6	$53.2	$(.6)
Corporate Trust Management (1)	.3	.2	.1

Total Funeral Costs	$52.9	$53.4	$(.5)

Funeral Gross Profit:
Funeral Home Locations	$15.4	$14.9	$.5
Corporate Trust Management (1)	3.8	3.4	.4

Total Funeral Gross Profit	$19.2	$18.3	$.9

Same-Store Analysis for the Three Months Ended January 31, 2010 and 2009

Change in Average Revenue	Change in Same-Store
Per Funeral Service	Funeral Services	Same-Store Cremation Rate
		2010	2009
(.6)% (1)	(1.3)%	41.4%	40.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2010 and 2009 were $1.1 million and $0.9 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended January 31, 2010 and 2009 were $3.0 million and $2.7 million, respectively.
     Funeral revenue increased $0.4 million, or 0.6 percent, from $71.7 million in the first quarter of 2009 to $72.1 million in the first quarter of 2010. The increase in funeral revenue is primarily due to a $0.5 million increase in funeral trust related activities. During the first quarter of 2010, our same-store funeral operations experienced a decrease in average revenue per traditional funeral service of 0.8 percent, partially offset by an increase in average revenue per cremation service of 1.3 percent. These averages were affected by a shift in mix to lower priced funeral services during the quarter. These averages were also impacted by a quarter-over-quarter increase in funeral trust earnings resulting in an overall decrease in the same-store average revenue per funeral service of 0.6 percent. Same-store funeral services decreased 1.3 percent, or 185 events, or less than one event per funeral home. The cremation rate for our same-store operations was 41.4 percent for the first quarter of 2010 compared to 40.3 percent for the first quarter of 2009.
     Funeral gross profit increased $0.9 million, or 4.9 percent, to $19.2 million for the first quarter of 2010 compared to $18.3 million for the same period of 2009, primarily due to the increase in revenue, as noted above, coupled with a reduction in expenses due to effective cost management.
Cemetery Operations

	Three Months Ended January 31,
			Increase
	2010	2009	(Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$50.5	$45.7	$4.8
Corporate Trust Management (1)	1.8	1.9	(.1)

Total Cemetery Revenue	$52.3	$47.6	$4.7

Cemetery Costs:
Cemetery Locations	$46.1	$42.5	$3.6
Corporate Trust Management (1)	.2	.3	(.1)

Total Cemetery Costs	$46.3	$42.8	$3.5

Cemetery Gross Profit:
Cemetery Locations	$4.4	$3.2	$1.2
Corporate Trust Management (1)	1.6	1.6	—

Total Cemetery Gross Profit	$6.0	$4.8	$1.2

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2010 and 2009 were $1.2 million and $1.0 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the three months ended January 31, 2010 and 2009 were $0.6 million and $0.9 million, respectively. Perpetual care trust earnings of $2.4 million and $1.7 million, respectively, are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $4.7 million, or 9.9 percent, from $47.6 million for the quarter ended January 31, 2009 to $52.3 million for the quarter ended January 31, 2010. This increase is due primarily to a $1.8 million, or 9.8 percent, increase in cemetery property sales, net of discounts, a $1.4 million increase in merchandise delivered and a $0.6 million increase in revenue related to trust activities, of which $0.7 million of the increase relates to cemetery perpetual care trust earnings.
     Cemetery gross profit increased $1.2 million, or 25.0 percent, to $6.0 million for the first quarter of 2010 compared to $4.8 million for the same period of 2009. The increase in cemetery gross profit is primarily due to the increase in cemetery revenue, as discussed above, partially offset by an increase in property costs and selling costs resulting from the increase in cemetery property sales.
Other
     Corporate general and administrative expenses decreased $1.0 million to $6.5 million for the quarter ended January 31, 2010 largely due to a decrease in information technology costs and a decrease in training costs related to our implementation of a new business system in the prior year.
     Interest expense decreased $0.9 million to $6.5 million during the first quarter of fiscal year 2010 primarily due to the significant fiscal year 2009 repurchases of a portion of our senior convertible notes in the open market that occurred during the last nine months of fiscal year 2009.
     The effective tax rate for the three months ended January 31, 2010 was 39.5 percent compared to 41.2 percent for the same period in 2009. We recorded a tax valuation allowance of $0.2 million for the three months ended January 31, 2010, compared to a $0.3 million tax valuation allowance for the same period of 2009. The tax valuation allowance increased income tax expense for both periods by the respective amounts. The tax rate for both the current and prior quarter would have been approximately 37 percent without the tax valuation allowance.
     Since January 31, 2009, we have repurchased $83.6 million aggregate principal amount of our senior convertible notes in the open market, including repurchases of $1.0 million aggregate principal amount during the first quarter of fiscal year 2010.
     Cash and cash equivalents decreased $10.0 million from October 31, 2009 to January 31, 2010 primarily due to the purchase of $5.0 million in certificates of deposit and $4.3 million in capital expenditure projects. Prepaid expenses increased $4.8 million from October 31, 2009 to January 31, 2010 primarily due to annual premiums paid in the first quarter of fiscal year 2010 for property, general liability and other insurance. Deferred income taxes decreased $3.5 million primarily due to the utilization of net operating losses in the first quarter of 2010 and other timing differences. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the recent improvement in the market value of our trust assets. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $4.3 million from October 31, 2009 to January 31, 2010 primarily due to the timing of payables related to professional fees and vendor payments. Accrued payroll decreased $3.3 million from October 31, 2009 to January 31, 2010 due to fiscal year 2009 annual bonuses paid in the first quarter of 2010 and due to the timing of the payroll period at quarter end. Other current liabilities decreased $2.1 million from October

31, 2009 to January 31, 2010 primarily due to a $2.5 million decline in accrued property taxes, as 80 percent of our property taxes are paid in the months of December and January each year.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 3.3 percent during the first three months of fiscal year 2010 compared to the corresponding period in 2009.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $28.3 million in net preneed funeral and cemetery merchandise and service sales (including $16.3 million related to insurance-funded preneed funeral contracts) during the three months ended January 31, 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $29.5 million (including $16.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
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
     As of January 31, 2010, we had no amounts drawn on the $95.0 million senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $8.8 million outstanding letters of credit and the $24.8 million Florida bond, was $61.4 million. We also have the ability to request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $166.4 million in senior convertible notes as of January 31, 2010 of which $86.4 million mature in 2014 and $80.0 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     Beginning in the fourth quarter of fiscal year 2009, we increased our quarterly cash dividend from two and one-half cents per share to three cents per share on our Class A and B common stock, which amounted to $2.8 million for the three months ended January 31, 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.5 million remains available as of January 31, 2010. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. We have not made open-market stock repurchases under the program since July 2008. During fiscal year 2009, we repurchased $82.6 million aggregate principal amount of our senior convertible notes in the open market at substantial discounts and repurchased an additional $1.0 million aggregate principal amount during the first quarter of fiscal year 2010.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations, make acquisitions of or investments in death care or related businesses and repurchase debt and stock are attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We have also redesigned our websites to support e-commerce initiatives that will provide new revenue opportunities in the future and are continuing to invest in improving our business processes. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
     We pursued several tax planning strategies in fiscal year 2009. We received IRS approval in fiscal year 2010 on two pending requests for changes in tax accounting methods, which will result in the deferral of approximately $70 million of taxable income. The combination of these two changes will significantly reduce federal income tax cash payments (approximately $25 million) for the next two to three years. We are continuing to review all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal year 2009 or to date in fiscal year 2010.
Cash Flow
     Our operations provided cash of $2.8 million for the three months ended January 31, 2010, compared to $7.3 million for the corresponding period in 2009. The decrease in the current quarter’s operating cash flow is largely due to an increase in working capital, partly driven by a $4.6 million increase in receivables due in part to the improved cemetery property sales during the quarter, which are typically financed. Due to the timing of our insurance, property tax and other annual payments made on or around calendar year end, we have historically had negative to slightly positive cash flow in the first quarter while generating greater amounts of cash in later quarters.
     Our investing activities resulted in a net cash outflow of $9.3 million for the three months ended January 31, 2010, compared to a net cash outflow of $6.1 million for the comparable period in 2009. The change is primarily due to $5.0 million in purchases of certificates of deposit in the first quarter of fiscal year 2010. For the three months ended January 31, 2010, capital expenditures amounted to $4.3 million, which included $3.0 million for maintenance capital expenditures, $1.2 million for growth initiatives and $0.1 million related to the implementation of new business systems. For the three months ended January 31, 2009, capital expenditures were $4.8 million, which included $3.1 million for maintenance capital expenditures, $0.4 million for growth initiatives, and $1.3 million related to the implementation of new business systems. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million.
     Our financing activities resulted in a net cash outflow of $3.5 million for the three months ended January 31, 2010, compared to a net cash outflow of $2.2 million for the comparable period in 2009. The change is primarily due to $0.8 million in repayments of long-term debt during the first quarter of 2010. Also, dividends in the first quarter of 2010 reflect the increased quarterly dividend rate of $0.030 per share, from $0.025 per share, which went into effect in the fourth quarter of fiscal year 2009.

Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2010.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$366.5	$—	$—	$286.4	$80.1
Interest on long-term debt (2)	73.5	17.9	35.8	15.7	4.1
Operating and capital lease obligations (3)	29.9	3.4	6.0	3.8	16.7
Purchase obligations (4)	2.7	2.7	—	–	—
Non-competition and other agreements (5)	1.4	.3	.5	.2	.4

	$474.0	$24.3	$42.3	$306.1	$101.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2010.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for eight leases that expire between 2032 and 2039. Our future minimum lease payments for all operating leases as of January 31, 2010 are $3.4 million, $3.3 million, $2.7 million, $2.1 million, $1.7 million and $16.7 million for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and later years, respectively.

(4)	Represents a construction contract for a funeral home.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses and separation pay related to former executive officers.
     The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of January 31, 2010.

	Expiration by Period
		Less than 1			More than 5
Contingent Obligations	Total	year	1 – 3 years	3 – 5 years	years
Cemetery perpetual care trust funding obligations (1)	$13.6	$13.6	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	3.6	—	—	—	3.6

	$17.2	$13.6	$—	$—	$3.6

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.6 million as of January 31, 2010. As of January 31, 2010, we had unrealized losses of $44.8 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible that additional funding obligations may exist with an estimated amount of approximately $3.1 million.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of January 31, 2010, we have recorded $3.6 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of January 31, 2010, our outstanding long-term debt balance was $366.5 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $80.0 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2010.

				Other,
	Senior			Principally
	Secured			Seller
	Revolving	Senior		Financing
	Credit	Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2010	$—	$—	$—	$—	$—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	86.4	—	—	86.4
Thereafter	—	80.0	—	.1	80.1

Total long-term debt	$—	$166.4	$200.0	$.1	$366.5

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of January 31, 2010 consist of the following items:
(1)	the $24.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2009 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2009 Form 10-K.
Recent Accounting Standards
     See Note 2 to the condensed consolidated financial statements included herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2009. There have been no material changes in the Company’s market risk from that disclosed in our Form 10-K for the fiscal year ended October 31, 2009. For a discussion of fair market value as of January 31, 2010 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.
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

     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2009 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs	plans or programs(1)
November 1, 2009 through November 30, 2009	—	$—	—	$26,495,706

December 1, 2009 through December 31, 2009	—	$—	—	$26,495,706

January 1, 2010 through January 31, 2010	—	$—	—	$26,495,706

Total	—	$—	—	$26,495,706

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
March 10, 2010	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

March 10, 2010	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer