Form 10-Q
period 2010-04-30
STEWART ENTERPRISES INC
filed 2010-06-08
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2010, was 89,606,268 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2010	2009
		(As Adjusted)
Revenues:
Funeral	$71,386	$71,240
Cemetery	56,973	55,378

	128,359	126,618

Costs and expenses:
Funeral	54,641	52,715
Cemetery	48,802	48,308

	103,443	101,023

Gross profit	24,916	25,595
Corporate general and administrative expenses	(5,948)	(7,006)
Hurricane related charges, net	(32)	(205)
Separation charges	—	(275)
Net impairment losses on dispositions	—	(35)
Other operating income, net	265	304

Operating earnings	19,201	18,378
Interest expense	(5,891)	(7,366)
Gain on early extinguishment of debt	—	3,384
Investment and other income, net	36	32

Earnings before income taxes	13,346	14,428
Income taxes	4,955	5,562

Net earnings	$8,391	$8,866

Net earnings per common share:
Basic	$.09	$.10

Diluted	$.09	$.10

Weighted average common shares outstanding (in thousands):
Basic	92,113	91,888

Diluted	92,387	91,888

Dividends declared per common share	$.030	$.025

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2010	2009
		(As Adjusted)
Revenues:
Funeral	$143,494	$142,990
Cemetery	109,265	102,958

	252,759	245,948

Costs and expenses:
Funeral	107,552	106,210
Cemetery	95,122	91,060

	202,674	197,270

Gross profit	50,085	48,678
Corporate general and administrative expenses	(12,502)	(14,512)
Hurricane related charges, net	(32)	(520)
Separation charges	—	(275)
Net impairment losses on dispositions	—	(98)
Other operating income, net	444	563

Operating earnings	37,995	33,836
Interest expense	(12,347)	(14,761)
Gain on early extinguishment of debt	17	3,384
Investment and other income, net	60	73

Earnings before income taxes	25,725	22,532
Income taxes	9,847	8,900

Net earnings	$15,878	$13,632

Net earnings per common share:
Basic	$.17	$.15

Diluted	$.17	$.15

Weighted average common shares outstanding (in thousands):
Basic	92,082	91,856

Diluted	92,332	91,865

Dividends declared per common share	$.06	$.05

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2010	October 31, 2009
		(As Adjusted)
ASSETS

Current assets:
Cash and cash equivalents	$64,559	$62,808
Certificates of deposit and marketable securities	10,411	—
Receivables, net of allowances	56,138	59,439
Inventories	36,374	36,156
Prepaid expenses	9,019	6,748
Deferred income taxes, net	24,693	21,715

Total current assets	201,194	186,866
Receivables due beyond one year, net of allowances	61,625	63,011
Preneed funeral receivables and trust investments	413,799	389,512
Preneed cemetery receivables and trust investments	205,941	193,417
Goodwill	247,236	247,236
Cemetery property, at cost	384,652	385,977
Property and equipment, at cost:
Land	43,677	43,677
Buildings	333,861	329,685
Equipment and other	189,560	187,100

	567,098	560,462
Less accumulated depreciation	272,985	261,005

Net property and equipment	294,113	299,457
Deferred income taxes, net	100,785	113,398
Cemetery perpetual care trust investments	224,190	205,476
Other assets	13,517	14,654

Total assets	$2,147,052	$2,099,004

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2010	October 31, 2009
		(As Adjusted)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	21,554	25,604
Accrued payroll and other benefits	10,542	15,200
Accrued insurance	20,182	20,504
Accrued interest	4,452	4,561
Estimated obligation to fund cemetery perpetual care trust	13,489	14,010
Other current liabilities	12,183	14,099
Income taxes payable	1,616	2,028

Total current liabilities	84,023	96,011
Long-term debt, less current maturities	341,014	339,721
Deferred preneed funeral revenue	245,721	247,825
Deferred preneed cemetery revenue	261,285	266,964
Deferred preneed funeral and cemetery receipts held in trust	551,715	514,787
Perpetual care trusts’ corpus	222,787	204,168
Other long-term liabilities	19,801	20,871

Total liabilities	1,726,346	1,690,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,607,802 and 89,128,700 shares at April 30, 2010 and October 31, 2009, respectively	89,608	89,129
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2010 and October 31, 2009; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	556,755	561,063
Accumulated deficit	(229,247)	(245,125)
Accumulated other comprehensive income:
Unrealized appreciation of investments	35	35

Total accumulated other comprehensive income	35	35

Total shareholders’ equity	420,706	408,657

Total liabilities and shareholders’ equity	$2,147,052	$2,099,004

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Unrealized
	Common	Additional Paid-In		Appreciation of	Total Shareholders’
	Stock(1)	Capital	Accumulated Deficit	Investments	Equity
Balance October 31, 2009, as previously reported	$92,684	$526,062	$(227,897)	$35	$390,884
Adoption of convertible debt standard (See Note 2)	—	35,001	(17,228)	—	17,773

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

Comprehensive income:
Net earnings	—	—	15,878	—	15,878

Total comprehensive income	—	—	15,878	—	15,878

Restricted stock activity	294	143	—	—	437
Issuance of common stock	122	448	—	—	570
Stock options exercised	63	252	—	—	315
Stock option expense	—	540	—	—	540
Tax benefit associated with stock activity	—	(52)	—	—	(52)
Retirement of call options, net of tax expense of $37	—	70	—	—	70
Retirement of common stock warrants	—	(107)	—	—	(107)
Repurchase of convertible notes, net of tax benefit of $7	—	(13)	—	—	(13)
Dividends ($.06 per share)	—	(5,589)	—	—	(5,589)

Balance April 30, 2010	$93,163	$556,755	$(229,247)	$35	$420,706

(1)	Amount includes 89,608 and 89,129 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2010 and October 31, 2009, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2010	2009
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$15,878	$13,632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net impairment losses on dispositions	—	98
Gain on early extinguishment of debt	(17)	(3,384)
Depreciation and amortization	13,194	13,968
Non-cash interest and amortization of discount on senior convertible notes	3,046	3,810
Provision for doubtful accounts	2,406	4,344
Share-based compensation	1,500	1,259
Excess tax benefits from share-based payment arrangements	(26)	—
Provision for deferred income taxes	8,395	1,791
Estimated obligation to fund cemetery perpetual care trust	—	3,200
Other	12	157
Changes in assets and liabilities:
Decrease in receivables	754	5,041
Increase in prepaid expenses	(2,271)	(2,915)
(Increase) decrease in inventories and cemetery property	1,106	(515)
Federal income tax refunds	1,600	134
Decrease in accounts payable and accrued expenses	(11,501)	(10,382)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	5,925	15,895
Decrease in deferred preneed funeral revenue	(2,104)	(743)
Decrease in deferred preneed funeral receipts held in trust	(6,926)	(14,018)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	793	7,584
Decrease in deferred preneed cemetery revenue	(5,679)	(7,595)
Increase (decrease) in deferred preneed cemetery receipts held in trust	325	(4,433)
Increase in other	45	2,156

Net cash provided by operating activities	26,455	29,084

Cash flows from investing activities:
Proceeds from sales of marketable securities	250	—
Purchases of certificates of deposit and marketable securities	(10,661)	(99)
Proceeds from sale of assets	—	494
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,623)
Additions to property and equipment	(8,366)	(10,729)
Other	50	28

Net cash used in investing activities	(18,727)	(11,929)

Cash flows from financing activities:
Repayments of long-term debt	(847)	(13,538)
Retirement of common stock warrants	(107)	(1,182)
Issuance of common stock	471	149
Retirement of call options	107	1,261
Debt refinancing costs	(38)	—
Dividends	(5,589)	(4,636)
Excess tax benefits from share-based payment arrangements	26	—

Net cash used in financing activities	(5,977)	(17,946)

Net increase (decrease) in cash	1,751	(791)
Cash and cash equivalents, beginning of period	62,808	72,574

Cash and cash equivalents, end of period	$64,559	$71,783

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(430)	$3,374
Interest	$9,728	$11,798

Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$414	$305
Issuance of restricted stock, net of forfeitures	$931	$52
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2010, the Company owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of April 30, 2010, and for the three and six months ended April 30, 2010 and 2009, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”).
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
     The results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2010.
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
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2009 Form 10-K. Net earnings for the three months ended April 30, 2010 and 2009 include $265 and $285, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the six months ended April 30, 2010 and 2009 include $540 and $609, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of April 30, 2010, there was $2,039 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.87 years of which $1,007 of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
total stock option expense is expected for fiscal year 2010. The expense related to restricted stock is reflected in earnings and amounted to $273 and $172 for the three months ended April 30, 2010 and 2009, respectively, and $546 and $345 for the six months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, there was $935 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2010 is expected to be $963.
     In November 2009, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $414 and was recorded in corporate general and administrative expenses during the first quarter of 2010. Each of the shares received has a restriction requiring each independent director to hold the respective share until completion of service as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2010:

	Number of Shares	Weighted Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	960,750	$5.08	Equal one-fourth portions over 4 years	Service condition

Restricted stock	324,500	$5.09	Equal one-third portions over 3 years	Market condition

Restricted stock	7,500	$4.89	Equal one-third portions over 3 years	Service condition
     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2010: expected dividend yield of 2.4 percent; expected volatility of 40.1 percent; risk-free interest rate of 2.2 percent; and an expected term of 4.8 years. In the first quarter of 2010, the Company granted 324,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the years 2010, 2011 and 2012. The Company records the expense over the requisite service period. The market condition related to fiscal year 2010 was achieved during the quarter ended April 30, 2010.
     (f) Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of eight reporting units as described in the Company’s 2009 Form 10-K. In the third quarter of fiscal year 2010, the Company combined its Western North and Western South regions to form a new Western region in both of the funeral and cemetery segments. In connection with this change in its regions, the Company reviewed its reporting units and increased the number of reporting units that will be evaluated in the Company’s annual goodwill impairment test from eight to ten reporting units.
     (g) Reclassifications
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
     In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and is required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. The tables below reflect the Company’s retrospective adoption of this guidance as of November 1, 2009 and summarize the impact on the Company’s balance sheet as of October 31, 2009 and statements of earnings for the three and six months ended April 30, 2009 and the year ended October 31, 2009. See Note 13 for additional information.
     In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Dividends are currently paid by the Company on all shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance for the three and six months ended April 30, 2009 and the year ended October 31, 2009

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
was immaterial and is presented in the statements of earnings tables below, along with the impact of the adoption of the convertible debt guidance described above.

		Effects of the
		Adoption of
	October 31, 2009	Convertible Debt	October 31, 2009
	As Reported	Guidance	As Adjusted
Balance Sheet:
Deferred tax assets	$145,110	$(9,997)	$135,113
Long-term debt	367,496	(27,770)	339,726
Additional paid-in capital	526,062	35,001	561,063
Accumulated deficit	(227,897)	(17,228)	(245,125)

			Effects of
	Three Months	Effects of the	Adoption of	Three Months
	Ended	Adoption of	Participating	Ended
	April 30, 2009	Convertible	Share	April 30, 2009
	As Reported	Debt Guidance	Guidance	As Adjusted
Statement of earnings:
Interest expense	$5,879	$1,487		$7,366
Gain on early extinguishment of debt	8,671	(5,287)		3,384
Income taxes	8,000	(2,438)		5,562
Net earnings	13,202	(4,336)		8,866
Basic earnings per share	$.14	$(.04)		$.10

Diluted earnings per share	$.14	$(.04)		$.10

Weighted average basic shares outstanding	91,888		—	91,888

Weighted average diluted shares outstanding	91,921		(33)	91,888

			Effects of
	Six Months	Effects of the	Adoption of	Six Months
	Ended	Adoption of	Participating	Ended
	April 30, 2009	Convertible	Share	April 30, 2009
	As Reported	Debt Guidance	Guidance	As Adjusted
Statement of earnings:
Interest expense	$11,789	$2,972		$14,761
Gain on early extinguishment of debt	8,671	(5,287)		3,384
Income taxes	11,873	(2,973)		8,900
Net earnings	18,918	(5,286)		13,632
Basic earnings per share	$.21	$(.06)		$.15

Diluted earnings per share	$.21	$(.06)		$.15

Weighted average basic shares outstanding	91,856		—	91,856

Weighted average diluted shares outstanding	91,871		(6)	91,865

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)

		Effects of the
	Year Ended	Adoption of	Effects of Adoption	Year Ended October
	October 31, 2009	Convertible Debt	of Participating	31, 2009
	As Reported	Guidance	Share Guidance	As Adjusted
Statement of earnings:
Interest expense	$22,353	$5,423		$27,776
Gain on early extinguishment of debt	20,078	(13,932)		6,146
Income taxes	19,611	(6,968)		12,643
Net earnings	35,653	(12,387)		23,266
Basic earnings per share	$.39	$(.14)		$.25

Diluted earnings per share	$.39	$(.14)		$.25

Weighted average basic shares outstanding	91,898		—	91,898

Weighted average diluted shares outstanding	91,995		(17)	91,978

     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning November 1, 2011. The Company is evaluating the impact the adoption will have on its consolidated financial statements.
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
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2010 and October 31, 2009 are as follows:

	April 30,
	2010	October 31, 2009
Trust assets	$383,135	$358,430
Receivables from customers	42,503	43,225

	425,638	401,655
Allowance for cancellations	(11,839)	(12,143)

Preneed funeral receivables and trust investments	$413,799	$389,512

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2010 are detailed below.

	April 30, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$29,972	$—	$—	$29,972
U.S. Government, agencies and municipalities	2,938	132	(1)	3,069
Corporate bonds	43,455	1,923	(212)	45,166
Preferred stocks	56,785	186	(6,142)	50,829
Common stocks	239,168	1,080	(86,545)	153,703
Mutual funds:
Equity	28,684	170	(3,008)	25,846
Fixed income	58,273	567	(947)	57,893
Insurance contracts and other long-term investments	18,982	105	(3,433)	15,654

Trust investments	$478,257	$4,163	$(100,288)	382,132

Market value as a percentage of cost					79.9%

Accrued investment income				1,003

Trust assets				$383,135

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$28,979	$—	$—	$28,979
U.S. Government, agencies and municipalities	6,044	214	(1)	6,257
Corporate bonds	39,007	1,650	(1,458)	39,199
Preferred stocks	56,885	9	(10,394)	46,500
Common stocks	248,750	848	(106,788)	142,810
Mutual funds:
Equity	28,841	20	(7,486)	21,375
Fixed income	56,193	448	(916)	55,725
Insurance contracts and other long-term investments	19,054	112	(2,594)	16,572

Trust investments	$483,753	$3,301	$(129,637)	$357,417

Market value as a percentage of cost					73.9%

Accrued investment income				1,013

Trust assets				$358,430

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2010
Due in one year or less	$1,873
Due in one to five years	31,068
Due in five to ten years	15,270
Thereafter	24

$48,235

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2010 and October 31, 2009, the Company has outstanding covered calls with a market value of $861 and $424, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($17) and $188, respectively, related to the covered call program. For the six months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($253) and $442, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other funeral merchandise and services trust earnings and flow through funeral revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $651 and $3,786, respectively, during the period that the covered calls were outstanding.
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
     The Company’s Level 3 investments include insurance contracts and partnership investments. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts is based upon the current face value of the contracts according to the respective insurance companies which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using their most recent audited financial statements and assessing the market value of the underlying securities within the partnership.
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2010	$275,191	$99,063	$7,878	$382,132
Trust investments—October 31, 2009	$256,799	$91,956	$8,662	$357,417
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Fair market value, beginning balance	$8,735	$9,070	$8,662	$11,299
Total unrealized losses included in other comprehensive income (1)	(930)	(840)	(930)	(2,554)
Purchases, sales, contributions and distributions, net	73	369	146	(146)

Fair market value, ending balance	$7,878	$8,599	$7,878	$8,599

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2010	2009		2010	2009
Purchases	$14,709	$937		$15,558	$1,578
Sales	18,079	4,512		22,428	9,128
Realized gains from sales of investments	809	484		1,437	992
Realized losses from sales of investments and other	(538)	(392	)(1)	(1,054)	(8,893	)(2)
Interest income, dividends and other ordinary income	2,542	2,672		4,887	5,825
Deposits	5,590	6,655		13,605	13,013
Withdrawals	10,070	10,386		22,047	21,438

(1)	Includes $292 in losses from the sale of investments and $100 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $487 in losses from the sale of investments and $8,406 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2010 and October 31, 2009.

	April 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	2,312	(12)	8,378	(200)	10,690	(212)
Preferred stocks	—	—	44,004	(6,142)	44,004	(6,142)
Common stocks	583	(782)	140,765	(85,763)	141,348	(86,545)
Mutual funds:
Equity	—	—	19,781	(3,008)	19,781	(3,008)
Fixed income	10,867	(28)	4,611	(919)	15,478	(947)
Insurance contracts and other long-term investments	—	—	2,289	(3,433)	2,289	(3,433)

Total	$13,762	$(822)	$219,849	$(99,466)	$233,611	$(100,288)

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

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2010, 92 percent, or $92,687, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 40 percent of the Company’s preneed funeral trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value during late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
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
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2010 and October 31, 2009 are as follows:

	April 30,
	2010	October 31, 2009
Trust assets	$178,630	$163,938
Receivables from customers	32,954	35,718

	211,584	199,656
Allowance for cancellations	(5,643)	(6,239)

Preneed cemetery receivables and trust investments	$205,941	$193,417

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2010 are detailed below.

	April 30, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$18,347	$—	$—	$18,347
U.S. Government, agencies and municipalities	7,054	563	—	7,617
Corporate bonds	11,239	636	(24)	11,851
Preferred stocks	20,831	105	(2,963)	17,973
Common stocks	121,369	704	(44,985)	77,088
Mutual funds:
Equity	30,291	39	(7,480)	22,850
Fixed income	21,715	185	(17)	21,883
Other long-term investments	612	—	—	612

Trust investments	$231,458	$2,232	$(55,469)	178,221

Market value as a percentage of cost					77.0%

Accrued investment income				409

Trust assets				$178,630

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,123	$—	$—	$15,123
U.S. Government, agencies and municipalities	9,259	678	—	9,937
Corporate bonds	7,554	552	(74)	8,032
Preferred stocks	20,831	46	(4,363)	16,514
Common stocks	127,942	714	(54,254)	74,402
Mutual funds:
Equity	30,291	15	(9,980)	20,326
Fixed income	18,530	125	(4)	18,651
Other long-term investments	562	—	(8)	554

Trust investments	$230,092	$2,130	$(68,683)	$163,539

Market value as a percentage of cost					71.1%

Accrued investment income				399

Trust assets				$163,938

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2010
Due in one year or less	$2,936
Due in one to five years	10,433
Due in five to ten years	5,958
Thereafter	141

$19,468

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2010 and October 31, 2009, the Company has outstanding covered calls with a market value of $398 and $308, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments”. For the three months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($26) and $152, respectively, related to the covered call program. For the six months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($214) and $239 respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery merchandise and services trust earnings and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $503 and $2,912, respectively, during the period that the covered calls were outstanding.
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
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2010	$140,673	$37,548	$—	$178,221
Trust investments—October 31, 2009	$129,032	$34,507	$—	$163,539
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2010	2009		2010	2009
Purchases	$9,089	$2,273		$11,135	$3,426
Sales	10,449	2,042		12,769	4,498
Realized gains from sales of investments	836	274		1,259	378
Realized losses from sales of investments and other	(637)	(1,286	)(1)	(1,518)	(5,750	)(2)
Interest income, dividends and other ordinary income	1,237	1,208		2,390	2,508
Deposits	3,783	4,289		9,476	8,322
Withdrawals	4,325	4,614		8,729	8,382

(1)	Includes $1,231 in losses from the sale of investments and $55 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $2,474 in losses from the sale of investments and $3,276 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2010 and October 31, 2009.

	April 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,916	$(9)	$1,184	$(15)	$3,100	$(24)
Preferred stocks	—	—	17,011	(2,963)	17,011	(2,963)
Common stocks	752	(342)	69,331	(44,643)	70,083	(44,985)
Mutual funds:
Equity	80	(45)	21,715	(7,435)	21,795	(7,480)
Fixed income	3,671	(13)	15	(4)	3,686	(17)

Total	$6,419	$(409)	$109,256	$(55,060)	$115,675	$(55,469)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,045	$(74)	$1,045	$(74)
Preferred stocks	—	—	16,356	(4,363)	16,356	(4,363)
Common stocks	1,755	(464)	67,374	(53,790)	69,129	(54,254)
Mutual funds:
Equity	—	—	20,186	(9,980)	20,186	(9,980)
Fixed income	20	—	15	(4)	35	(4)
Other long-term investments	—	—	—	(8)	—	(8)

Total	$1,775	$(464)	$104,976	$(68,219)	$106,751	$(68,683)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2010, 86 percent, or $47,948, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. Because approximately 43 percent of the Company’s preneed cemetery merchandise and services trust portfolio is currently invested in common stock, the Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
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
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,346 and $2,079 for the three months ended April 30, 2010 and 2009, respectively, and $3,819 and $3,801 for the six months ended April 30, 2010 and 2009, respectively.
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2010 are detailed below.

	April 30, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$24,293	$—	$—	$24,293
U.S. Government, agencies and municipalities	3,768	337	(81)	4,024
Corporate bonds	46,956	1,542	(877)	47,621
Preferred stocks	57,893	55	(10,154)	47,794
Common stocks	90,589	1,044	(35,428)	56,205
Mutual funds:
Equity	8,864	33	(812)	8,085
Fixed income	35,034	340	(341)	35,033
Other long-term investments	576	2	(177)	401

Trust investments	$267,973	$3,353	$(47,870)	223,456

Market value as a percentage of cost					83.4%

Accrued investment income				734

Trust assets				$224,190

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2009 are detailed below.

	October 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$17,784	$—	$—	$17,784
U.S. Government, agencies and municipalities	5,416	394	(82)	5,728
Corporate bonds	42,735	2,088	(1,085)	43,738
Preferred stocks	58,421	2	(17,137)	41,286
Common stocks	96,831	2,663	(42,792)	56,702
Mutual funds:
Equity	6,838	25	(1,560)	5,303
Fixed income	32,561	1,340	(342)	33,559
Other long-term investments	766	4	(177)	593

Trust investments	$261,352	$6,516	$(63,175)	$204,693

Market value as a percentage of cost					78.3%

Accrued investment income				783

Trust assets				$205,476

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2010
Due in one year or less	$10,468
Due in one to five years	25,688
Due in five to ten years	15,027
Thereafter	462

$51,645

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of April 30, 2010 and October 31, 2009, the Company has outstanding covered calls with a market value of $412 and $220, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($18) and $120, respectively, related to the covered call program. For the six months ended April 30, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($183) and $157, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery perpetual care trust earnings and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $397 and $1,996, respectively, during the period that the covered calls were outstanding.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2010	$123,767	$99,439	$250	$223,456
Trust investments—October 31, 2009	$113,715	$90,752	$226	$204,693
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Fair market value, beginning balance	$168	$243	$226	$611
Total unrealized losses included in other comprehensive income (1)	—	(59)	—	(177)
Transfers out of Level 3 category and other	82	103	24	(147)

Fair market value, ending balance	$250	$287	$250	$287

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e. losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2010 and October 31, 2009, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses as a result of fiscal year 2008 and 2009 losses of $13,489 and $14,010, respectively. The Company recorded no additional estimated probable funding obligation for the three and six months ended April 30, 2010. The Company had earnings of $153 and $521 for the three and six months ended April 30, 2010, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
funding obligations may exist with an estimated amount of approximately $2,600; no charge has been recorded for these amounts as of April 30, 2010.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2010	2009		2010	2009
Purchases	$22,930	$7,540		$39,102	$7,869
Sales	13,200	47		42,085	1,853
Realized gains from sales of investments	2,258	175		4,283	534
Realized losses from sales of investments and other	(268)	(3,113	)(1)	(818)	(3,209	)(2)
Interest income, dividends and other ordinary income	2,177	2,572		4,338	4,856
Deposits	1,895	1,767		3,733	4,221	(3)
Withdrawals	2,121	1,368		3,009	2,954

(1)	Includes $3,112 in losses related to certain investments that were rendered worthless or practically worthless.

(2)	Includes $3,196 in losses related to certain investments that were rendered worthless or practically worthless.

(3)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the six months ended April 30, 2009..
     During the three months ended April 30, 2010 and 2009, cemetery revenues were $56,973 and $55,378, respectively, of which $2,311 and $2,041, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2010 and 2009, cemetery revenues were $109,265, and $102,958, respectively, of which $4,645 and $3,653, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2010 and October 31, 2009.

	April 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$79	$(1)	$118	$(80)	$197	$(81)
Corporate bonds	4,721	(20)	3,265	(857)	7,986	(877)
Preferred stocks	—	—	44,647	(10,154)	44,647	(10,154)
Common stocks	521	(399)	52,438	(35,029)	52,959	(35,428)
Mutual funds:
Equity	1,998	(4)	5,754	(808)	7,752	(812)
Fixed income	6,019	(13)	1,043	(328)	7,062	(341)
Other long-term investments	—	—	201	(177)	201	(177)

Total	$13,338	$(437)	$107,466	$(47,433)	$120,804	$(47,870)

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

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, any concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2010, 95 percent, or $45,582, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at April 30, 2010 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$383,135	$178,630	$561,765
Less:
Pending withdrawals	(8,086)	(5,026)	(13,112)
Pending deposits	1,728	1,334	3,062

Deferred receipts held in trust	$376,777	$174,938	$551,715

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at April 30, 2010 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$224,190
Less:
Pending withdrawals	(2,074)
Pending deposits	671

Perpetual care trusts’ corpus	$222,787

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2010 and 2009 are detailed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Realized gains from sales of investments	$3,903	$933	$6,979	$1,904
Realized losses from sales of investments and other	(1,443)	(4,791)	(3,390)	(17,852)
Interest income, dividends and other ordinary income	5,956	6,452	11,615	13,189
Trust expenses and income taxes	(2,602)	(1,963)	(5,140)	(4,097)

Net trust investment income (loss)	5,814	631	10,064	(6,856)
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(2,646)	(1,660)	(3,996)	7,613
Reclassification to perpetual care trusts’ corpus	(3,168)	1,029	(6,068)	(757)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	36	32	60	73

Total investment and other income, net	$36	$32	$60	$73

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
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
     The named plaintiffs (Funeral Consumers Alliance and thirteen individuals) are proceeding with a jury trial scheduled for August 2, 2010 on their individual claims for alleged damages arising out of the purchase of ten caskets. The named plaintiffs also have indicated their intent to seek injunctive relief and attorneys’ fees.
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
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of April 30, 2010, the Company had $13,489 recorded as a liability for an estimated probable funding obligation. As of April 30, 2010, the Company had unrealized losses of approximately $38,297 in the cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.0 million as of April 30, 2010 and October 31, 2009.
     The Company is required to maintain a bond ($24,815 as of April 30, 2010) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2010
Net earnings	$8,391
Allocation of earnings to nonvested restricted stock	(89)

Basic earnings per common share:
Net earnings available to common shareholders	$8,302	92,113	$.09

Effect of dilutive securities:
Stock options assumed exercised		274

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$8,302	92,387	$.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2009
Net earnings	$8,866
Allocation of earnings to nonvested restricted stock	(72)

Basic earnings per common share:
Net earnings available to common shareholders	$8,794	91,888	$.10

Effect of dilutive securities:
Stock options assumed exercised		—

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$8,794	91,888	$.10

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2010
Net earnings	$15,878
Allocation of earnings to nonvested restricted stock	(168)

Basic earnings per common share:
Net earnings available to common shareholders	$15,710	92,082	$.17

Effect of dilutive securities:
Stock options assumed exercised		250

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$15,710	92,332	$.17

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2009
Net earnings	$13,632
Allocation of earnings to nonvested restricted stock	(111)

Basic earnings per common share:
Net earnings available to common shareholders	$13,521	91,856	$.15

Effect of dilutive securities:
Stock options assumed exercised		9

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$13,521	91,865	$.15

     As discussed in Note 2, the Company adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective November 1, 2009. Since this guidance requires retrospective treatment, the information presented above for the three and six months ended April 30, 2009 has been adjusted to reflect the adoption of this guidance.
     During the three months ended April 30, 2010, options to purchase 1,285,255 shares of common stock at prices ranging from $5.84 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended April 30, 2010 exclude the effect of approximately 959,006 options because such options were not dilutive. These options expire between December 20, 2011, and January 18, 2017.
     During the six months ended April 30, 2010, options to purchase 1,312,058 shares of common stock at prices ranging from $5.35 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the six months ended April 30, 2010 exclude the effect of approximately 4,173 options because such options were not dilutive. These options expire between December 20, 2011, and January 18, 2017.
     Options to purchase 1,655,767 and 1,669,920 shares of common stock at prices ranging from $5.06 to $8.47 per share for the three and six months ended April 30, 2009, respectively, were outstanding but were not

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the three and six months ended April 30, 2009 exclude the effect of approximately 968,896 and 247,514 options, respectively, because such options were not dilutive.
     For the three and six months ended April 30, 2010 and 2009, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during any of periods presented.
     For the three and six months ended April 30, 2010, a maximum of 16,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,312,080 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three and six months ended April 30, 2010 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and six months ended April 30, 2009, a maximum of 22,735,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 18,188,400 shares of Class A common stock under the associated common stock warrants were also not dilutive.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2010, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.

	Total Revenue		Total Revenue
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Funeral	$67,062	$67,075	$135,092	$135,221
Cemetery(1)	55,072	53,600	105,579	99,290
Corporate Trust Management(2)	6,225	5,943	12,088	11,437

Total	$128,359	$126,618	$252,759	$245,948

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Total Gross Profit		Total Gross Profit
	Three Months
	Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Funeral	$12,615	$14,559	$27,961	$29,401
Cemetery(1)	6,457	5,525	10,868	8,712
Corporate Trust Management(2)	5,844	5,511	11,256	10,565

Total	$24,916	$25,595	$50,085	$48,678

	Net Total Preneed Merchandise and		Net Total Preneed Merchandise and
	Service Sales(3)		Service Sales(3)
	Three Months
	Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Funeral	$25,426	$24,727	$43,537	$43,222
Cemetery	12,334	11,921	22,538	22,700

Total	$37,760	$36,648	$66,075	$65,922

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $1,346 and $2,079 for the three months ended April 30, 2010 and 2009, respectively, and $3,819 and $3,801 for the six months April 30, 2010 and 2009, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings generated over the life of the preneed contracts delivered during the relevant periods and distributable to the Company based upon the Company’s respective trust agreements. Trust management fees included in funeral revenue for the three months ended April 30, 2010 and 2009 were $1,148 and $885, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended April 30, 2010 and 2009 were $3,176 and $3,280, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2010 and 2009 were $1,235 and $912, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended April 30, 2010 and 2009 were $666 and $866, respectively. Trust management fees included in funeral revenue for the six months ended April 30, 2010 and 2009 were $2,263 and $1,823, respectively, and funeral trust earnings for the six months ended April 30, 2010 and 2009 were $6,139 and $5,946, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2010 and 2009 were $2,424 and $1,863, respectively, and cemetery trust earnings for the six months ended April 30, 2010 and 2009 were $1,262 and $1,805, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings before income taxes for the three and six months ended April 30, 2010 and 2009 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Gross profit for reportable segments	$24,916	$25,595	$50,085	$48,678
Corporate general and administrative expenses	(5,948)	(7,006)	(12,502)	(14,512)
Hurricane related charges, net	(32)	(205)	(32)	(520)
Separation charges	—	(275)	—	(275)
Net impairment losses on dispositions	—	(35)	—	(98)
Other operating income, net	265	304	444	563
Interest expense	(5,891)	(7,366)	(12,347)	(14,761)
Gain on early extinguishment of debt	—	3,384	17	3,384
Investment and other income, net	36	32	60	73

Earnings before income taxes	$13,346	$14,428	$25,725	$22,532

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2010 and 2009.

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Service revenue
Funeral	$45,659	$45,494	$91,010	$90,807
Cemetery	15,238	15,009	30,809	30,110

	60,897	60,503	121,819	120,917
Merchandise revenue
Funeral	24,058	24,349	49,176	49,259
Cemetery	37,601	37,114	70,742	66,141

	61,659	61,463	119,918	115,400
Other revenue
Funeral	1,669	1,397	3,308	2,924
Cemetery	4,134	3,255	7,714	6,707

	5,803	4,652	11,022	9,631

Total revenue	$128,359	$126,618	$252,759	$245,948

Service costs
Funeral	$14,954	$14,702	$29,664	$29,371
Cemetery	10,551	9,618	20,356	19,374

	25,505	24,320	50,020	48,745
Merchandise costs
Funeral	14,544	14,584	29,123	29,590
Cemetery	24,151	25,690	46,354	44,940

	38,695	40,274	75,477	74,530
Facility expenses
Funeral	25,143	23,429	48,765	47,249
Cemetery	14,100	13,000	28,412	26,746

	39,243	36,429	77,177	73,995

Total costs	$103,443	$101,023	$202,674	$197,270

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2010 and October 31, 2009 and for the three and six months ended April 30, 2010 and 2009, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2010
		Guarantor
		Subsidiaries-	Guarantor	Non-Guarantor
	Parent	Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,586	$470	$4,330	$—	$71,386
Cemetery	—	50,870	829	5,274	—	56,973

	—	117,456	1,299	9,604	—	128,359

Costs and expenses:
Funeral	—	51,161	296	3,184	—	54,641
Cemetery	—	44,133	649	4,020	—	48,802

	—	95,294	945	7,204	—	103,443

Gross profit	—	22,162	354	2,400	—	24,916
Corporate general and administrative expenses	(5,948)	—	—	—	—	(5,948)
Hurricane related recoveries (charges), net	(33)	—	1	—	—	(32)
Other operating income, net	26	149	3	87	—	265

Operating earnings (loss)	(5,955)	22,311	358	2,487	—	19,201
Interest income (expense)	5	(5,420)	(3)	(473)	—	(5,891)
Investment and other income, net	35	1	—	—	—	36
Equity in subsidiaries	11,392	165	—	—	(11,557)	—

Earnings before income taxes	5,477	17,057	355	2,014	(11,557)	13,346
Income tax expense (benefit)	(2,914)	7,042	124	703	—	4,955

Net earnings	8,391	10,015	231	1,311	(11,557)	8,391
Other comprehensive income, net	1	—	—	1	(1)	1

Comprehensive income	$8,392	$10,015	$231	$1,312	$(11,558)	$8,392

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2009
		Guarantor
		Subsidiaries-	Guarantor	Non-Guarantor
	Parent	Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,393	$501	$4,346	$—	$71,240
Cemetery	—	49,863	753	4,762	—	55,378

	—	116,256	1,254	9,108	—	126,618

Costs and expenses:
Funeral	—	49,458	275	2,982	—	52,715
Cemetery	—	44,132	596	3,580	—	48,308

	—	93,590	871	6,562	—	101,023

Gross profit	—	22,666	383	2,546	—	25,595
Corporate general and administrative expenses	(7,006)	—	—	—	—	(7,006)
Hurricane related recoveries (charges), net	(350)	145	—	—	—	(205)
Separation charges	(55)	(220)	—	—	—	(275)
Net impairment losses on dispositions	—	(35)	—	—	—	(35)
Other operating income, net	21	243	—	40	—	304

Operating earnings (loss)	(7,390)	22,799	383	2,586	—	18,378
Interest expense	(735)	(6,109)	(26)	(496)	—	(7,366)
Gain on early extinguishment of debt	3,384	—	—	—	—	3,384
Investment and other income, net	32	—	—	—	—	32
Equity in subsidiaries	13,136	288	—	—	(13,424)	—

Earnings before income taxes	8,427	16,978	357	2,090	(13,424)	14,428
Income tax expense (benefit)	(439)	5,567	97	337	—	5,562

Net earnings	8,866	11,411	260	1,753	(13,424)	8,866
Other comprehensive loss, net	(6)	—	—	(6)	6	(6)

Comprehensive income	$8,860	$11,411	$260	$1,747	$(13,418)	$8,860

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,818	$955	$8,721	$—	$143,494
Cemetery	—	97,546	1,401	10,318	—	109,265

	—	231,364	2,356	19,039	—	252,759

Costs and expenses:
Funeral	—	100,602	559	6,391	—	107,552
Cemetery	—	85,706	1,269	8,147	—	95,122

	—	186,308	1,828	14,538	—	202,674

Gross profit	—	45,056	528	4,501	—	50,085
Corporate general and administrative expenses	(12,502)	—	—	—	—	(12,502)
Hurricane related recoveries (charges), net	(87)	—	55	—	—	(32)
Other operating income, net	42	292	3	107	—	444

Operating earnings (loss)	(12,547)	45,348	586	4,608	—	37,995
Interest expense	(482)	(10,898)	(11)	(956)	—	(12,347)
Gain on early extinguishment of debt	17	—	—	—	—	17
Investment and other income, net	59	1	—	—	—	60
Equity in subsidiaries	23,213	245	—	—	(23,458)	—

Earnings before income taxes	10,260	34,696	575	3,652	(23,458)	25,725
Income tax expense (benefit)	(5,618)	14,085	178	1,202	—	9,847

Net earnings	15,878	20,611	397	2,450	(23,458)	15,878
Other comprehensive loss, net	—	—	—	—	—	—

Comprehensive income	$15,878	$20,611	$397	$2,450	$(23,458)	$15,878

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,264	$900	$8,826	$—	$142,990
Cemetery	—	92,888	1,414	8,656	—	102,958

	—	226,152	2,314	17,482	—	245,948

Costs and expenses:
Funeral	—	99,458	566	6,186	—	106,210
Cemetery	—	82,943	1,232	6,885	—	91,060

	—	182,401	1,798	13,071	—	197,270

Gross profit	—	43,751	516	4,411	—	48,678
Corporate general and administrative expenses	(14,512)	—	—	—	—	(14,512)
Hurricane related recoveries (charges), net	(626)	106	—	—	—	(520)
Separation charges	(55)	(220)	—	—	—	(275)
Net impairment losses on dispositions	(8)	(90)	—	—	—	(98)
Other operating income, net	19	487	1	56	—	563

Operating earnings (loss)	(15,182)	44,034	517	4,467	—	33,836
Interest expense	(1,401)	(12,274)	(62)	(1,024)	—	(14,761)
Gain on early extinguishment of debt	3,384	—	—	—	—	3,384
Investment and other income, net	73	—	—	—	—	73
Equity in subsidiaries	24,307	423	—	—	(24,730)	—

Earnings before income taxes	11,181	32,183	455	3,443	(24,730)	22,532
Income tax expense (benefit)	(2,451)	10,403	116	832	—	8,900

Net earnings	13,632	21,780	339	2,611	(24,730)	13,632
Other comprehensive loss, net	(3)	—	—	(3)	3	(3)

Comprehensive income	$13,629	$21,780	$339	$2,608	$(24,727)	$13,629

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,541	$5,631	$50	$337	$—	$64,559
Certificates of deposit and marketable securities	10,000	—	—	411	—	10,411
Receivables, net of allowances	5,411	46,055	437	4,235	—	56,138
Inventories	327	33,593	345	2,109	—	36,374
Prepaid expenses	1,299	6,048	70	1,602	—	9,019
Deferred income taxes, net	12,507	10,672	36	1,478	—	24,693
Intercompany receivables	6,000	—	—	—	(6,000)	—

Total current assets	94,085	101,999	938	10,172	(6,000)	201,194
Receivables due beyond one year, net of allowances	—	47,797	408	13,420	—	61,625
Preneed funeral receivables and trust investments	—	404,342	—	9,457	—	413,799
Preneed cemetery receivables and trust investments	—	198,103	1,112	6,726	—	205,941
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	347,858	11,218	25,576	—	384,652
Property and equipment, at cost	55,310	470,995	2,212	38,581	—	567,098
Less accumulated depreciation	38,284	217,782	1,084	15,835	—	272,985

Net property and equipment	17,026	253,213	1,128	22,746	—	294,113
Deferred income taxes, net	16,930	77,335	—	9,476	(2,956)	100,785
Cemetery perpetual care trust investments	—	211,562	8,734	3,894	—	224,190
Other assets	7,532	4,938	7	1,040	—	13,517
Intercompany receivables	723,704	—	—	—	(723,704)	—
Equity in subsidiaries	17,667	8,366	—	—	(26,033)	—

Total assets	$876,944	$1,882,914	$23,593	$122,294	$(758,693)	$2,147,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	13,497	66,040	174	4,307	—	84,018
Intercompany payables	—	—	—	6,000	(6,000)	—

Total current liabilities	13,502	66,040	174	10,307	(6,000)	84,023
Long-term debt, less current maturities	341,014	—	—	—	—	341,014
Deferred income taxes	—	—	2,956	—	(2,956)	—
Intercompany payables	—	711,083	2,814	9,807	(723,704)	—
Deferred preneed funeral revenue	—	199,119	—	46,602	—	245,721
Deferred preneed cemetery revenue	—	234,196	301	26,788	—	261,285
Deferred preneed funeral and cemetery receipts held in trust	—	544,298	1,059	6,358	—	551,715
Perpetual care trusts’ corpus	—	210,151	8,742	3,894	—	222,787
Other long-term liabilities	17,450	2,299	—	52	—	19,801
Negative equity in subsidiaries	84,272	—	—	—	(84,272)	—

Total liabilities	456,238	1,967,186	16,046	103,808	(816,932)	1,726,346

Common stock	93,163	102	324	52	(478)	93,163
Other	327,508	(84,374)	7,223	18,399	58,752	327,508
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	420,706	(84,272)	7,547	18,486	58,239	420,706

Total liabilities and shareholders’ equity	$876,944	$1,882,914	$23,593	$122,294	$(758,693)	$2,147,052

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$5,096	$52	$926	$—	$62,808
Receivables, net of allowances	7,062	47,388	504	4,485	—	59,439
Inventories	269	33,440	312	2,135	—	36,156
Prepaid expenses	1,218	3,804	38	1,688	—	6,748
Deferred income taxes, net	9,006	11,168	47	1,494	—	21,715
Intercompany receivables	6,000	—	—	—	(6,000)	—

Total current assets	80,289	100,896	953	10,728	(6,000)	186,866
Receivables due beyond one year, net of allowances	—	48,783	420	13,808	—	63,011
Preneed funeral receivables and trust investments	—	379,899	—	9,613	—	389,512
Preneed cemetery receivables and trust investments	—	185,447	1,124	6,846	—	193,417
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,627	11,315	26,035	—	385,977
Property and equipment, at cost	53,956	466,187	2,183	38,136	—	560,462
Less accumulated depreciation	36,015	208,806	994	15,190	—	261,005

Net property and equipment	17,941	257,381	1,189	22,946	—	299,457
Deferred income taxes, net	—	107,636	—	10,415	(4,653)	113,398
Cemetery perpetual care trust investments	—	193,616	8,207	3,653	—	205,476
Other assets	8,402	5,196	6	1,050	—	14,654
Intercompany receivables	765,490	—	—	—	(765,490)	—
Equity in subsidiaries	15,065	8,121	—	—	(23,186)	—

Total assets	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,209	75,920	199	4,678	—	96,006
Intercompany payables	—	—	—	6,000	(6,000)	—

Total current liabilities	15,214	75,920	199	10,678	(6,000)	96,011
Long-term debt, less current maturities	339,721	—	—	—	—	339,721
Deferred income taxes	1,672	—	2,981	—	(4,653)	—
Intercompany payables	—	747,847	3,402	14,241	(765,490)	—
Deferred preneed funeral revenue	—	200,990	—	46,835	—	247,825
Deferred preneed cemetery revenue	—	239,177	277	27,510	—	266,964
Deferred preneed funeral and cemetery receipts held in trust	—	507,912	1,045	5,830	—	514,787
Perpetual care trusts’ corpus	—	192,324	8,208	3,636	—	204,168
Other long-term liabilities	17,040	3,716	—	115	—	20,871
Negative equity in subsidiaries	104,883	—	—	—	(104,883)	—

Total liabilities	478,530	1,967,886	16,112	108,845	(881,026)	1,690,347

Common stock	92,684	102	324	52	(478)	92,684
Other	315,938	(104,985)	6,826	15,949	82,210	315,938
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	408,657	(104,883)	7,150	16,036	81,697	408,657

Total liabilities and shareholders’ equity	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,511)	$24,505	$661	$2,800	$—	$26,455

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of certificates of deposit and marketable securities	(10,000)	—	—	(661)	—	(10,661)
Additions to property and equipment	(1,430)	(6,416)	(75)	(445)	—	(8,366)
Other	—	50	—	—	—	50

Net cash used in investing activities	(11,430)	(6,366)	(75)	(856)	—	(18,727)

Cash flows from financing activities:
Repayments of long-term debt	(847)	—	—	—	—	(847)
Intercompany receivables (payables)	20,725	(17,604)	(588)	(2,533)	—	—
Retirement of common stock warrants	(107)	—	—	—	—	(107)
Issuance of common stock	471	—	—	—	—	471
Retirement of call options	107	—	—	—	—	107
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(5,589)	—	—	—	—	(5,589)
Excess tax benefits from share-based payment arrangements	26	—	—	—	—	26

Net cash provided by (used in) financing activities	14,748	(17,604)	(588)	(2,533)	—	(5,977)

Net increase (decrease) in cash	1,807	535	(2)	(589)	—	1,751
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$58,541	$5,631	$50	$337	$—	$64,559

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,044)	$25,339	$434	$4,355	$—	$29,084

Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(99)	—	(99)
Proceeds from sale of assets	292	202	—	—	—	494
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,623)	—	—	—	(1,623)
Additions to property and equipment	(3,596)	(6,627)	(130)	(376)	—	(10,729)
Other	—	28	—	—	—	28

Net cash used in investing activities	(3,304)	(8,020)	(130)	(475)	—	(11,929)

Cash flows from financing activities:
Repayments of long-term debt	(13,538)	—	—	—	—	(13,538)
Intercompany receivables (payables)	19,064	(13,888)	(287)	(4,889)	—	—
Retirement of common stock warrants	(1,182)	—	—	—	—	(1,182)
Issuance of common stock	149	—	—	—	—	149
Retirement of call options	1,261	—	—	—	—	1,261
Dividends	(4,636)	—	—	—	—	(4,636)

Net cash provided by (used in) financing activities	1,118	(13,888)	(287)	(4,889)	—	(17,946)

Net increase (decrease) in cash	(3,230)	3,431	17	(1,009)	—	(791)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$62,363	$7,763	$39	$1,618	$—	$71,783

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and six months ended April 30, 2010 and 2009 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net earnings	$8,391	$8,866	$15,878	$13,632
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($1), $4 and $2, respectively	1	(6)	—	(3)
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	35,437	23,346	55,667	(12,569)
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(35,437)	(23,346)	(55,667)	12,569

Total other comprehensive income (loss)	1	(6)	—	(3)

Total comprehensive income	$8,392	$8,860	$15,878	$13,629

(13) Long-term Debt

	April 30, 2010	October 31, 2009
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $11,540 and $12,912 as of April 30, 2010 and October 31, 2009, respectively	$74,876	$74,504
3.375% senior convertible notes due 2016, net of unamortized discount of $13,935 and $14,858 as of April 30, 2010 and October 31, 2009, respectively	66,051	65,127
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of April 30, 2010 and October 31, 2009, partially secured by assets of subsidiaries, with maturities through 2022	92	95

Total long-term debt	341,019	339,726
Less current maturities	5	5

	$341,014	$339,721

Fair Value
     As of April 30, 2010, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $75,671 and $66,845, respectively, compared to fair values of $80,568 and $72,131, respectively. As of April 30, 2010, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $202,604 compared to a fair value of $200,093.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Long-term Debt — (Continued)
Senior Convertible Notes
     During the six months ended April 30, 2010, the Company purchased $1,000 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases at discounts, the Company recorded $17 in pre-tax gains on early extinguishment of debt during the six months ended April 30, 2010. The Company also recorded $3,384 in pre-tax gains on early extinguishment of debt during the three and six months ended April 30, 2009, related to debt purchases occurring during those periods.
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
     The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately four years and six years, respectively. The carrying value of the equity component of the 2014 Notes as of April 30, 2010 and October 31, 2009 was $16,191 and $16,204, respectively. The carrying value of the equity component of the 2016 Notes was $18,797 as of April 30, 2010 and October 31, 2009. The amount of interest expense recorded for the senior convertible notes related both to the contractual interest coupon and amortization of the discount on the liability component was $2,432 and $3,477 for the three months ended April 30, 2010 and 2009, respectively, and was $4,858 and $6,993 for the six months ended April 30, 2010 and 2009, respectively. For the three and six months ended April 30, 2010 and 2009, the coupon and amortization of the discount yielded an effective interest rate of approximately 6.96 percent on the 2014 Notes and the 2016 Notes.
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during the three and six months ended April 30, 2010, fiscal year 2009 or fiscal year 2008.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
13) Long-term Debt — (Continued)
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
     Also, in connection with the sale of the senior convertible notes in 2007, the Company purchased call options with respect to its Class A common stock from Bank of America/Merrill Lynch International. The call options cover, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options.
     The Company also entered into warrant transactions in 2007 whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with the purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares subject to the warrants was reduced to 6,913,280 related to the 2014 Notes and 6,398,800 related to the 2016 Notes.
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
(14) Income Taxes
     The Company continues to pursue several tax planning strategies. The Company received IRS approval in fiscal year 2010 on two pending requests for changes in tax accounting methods, which will result in the deferral of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Income Taxes — (Continued)
approximately $70.0 million of taxable income. The combination of these two changes increases the current net operating loss carryforward to approximately $90.0 million and will significantly reduce federal income tax cash payments (approximately $32.0 million) for the next two to three years.
(15) Subsequent Events
     As of May 28, 2010, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 4.6 percent, or approximately $36,000, from April 30, 2010.
     Subsequent to April 30, 2010, the Company purchased an additional $5,000 aggregate principal amount of its 3.375 percent senior convertible notes in the open market.

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
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of April 30, 2010, we owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2009 Form 10-K.
     As of November 1, 2009, we adopted guidance regarding the accounting for our 2014 and 2016 senior convertible notes and applied the change retrospectively for all periods presented. See Note 2 and Note 13 to the condensed consolidated financial statements for further information on the impact of the accounting change on our statements of earnings and balance sheets.
Financial Summary
     For the second quarter of fiscal year 2010, net earnings decreased $0.5 million to $8.4 million from $8.9 million for the second quarter of fiscal year 2009. Revenue increased $1.7 million to $128.3 million for the quarter ended April 30, 2010. Funeral revenue increased $0.1 million to $71.3 million in the second quarter of 2010, primarily due to a 0.8 percent increase in same-store average revenue per funeral service, including trust earnings, partially offset by a 2.8 percent, or 398 event, decline in same-store funeral services performed. Cemetery revenue increased $1.6 million to $57.0 million for the quarter ended April 30, 2010. This increase is due primarily to a $1.1 million improvement in the reserve for cancellations, a $1.0 million increase in merchandise delivered and a $0.9 million, or 3.9 percent, increase in cemetery property sales, net of discounts. These increases were partially offset by a $2.2 million decrease in construction during the period on various cemetery projects primarily due to a high rate of completion on construction of several private mausoleums completed in the second quarter of 2009. Consolidated gross profit decreased $0.7 million to $24.9 million for the quarter ending April 30, 2010. This compares to gross profit of $25.6 million for the quarter ended April 30, 2009, which included a $3.1 million charge to record our probable funding obligation related to our perpetual care trusts. In addition, we experienced a $1.0 million improvement in gross profit during the second quarter of 2009 primarily due to a high rate of completion on construction of several private mausoleums. The decrease in gross profit is primarily due to a $2.4 million increase in expenses. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the second quarter of 2010 compared to the second quarter of 2009, primarily due to a $1.3 million reduction in our self-insurance reserves during the second quarter of 2009. Improvement in our claims experience enabled us to reduce the self-insurance reserves during the second quarter of 2009. The fiscal year 2010 self-insurance reserves have been consistent since that time. In addition, we experienced $1.2 million in increased costs in the second quarter of 2010 primarily due to new business initiatives, market research and additional advertising. We are in the final stages of successfully resolving litigation that resulted in a $0.7 million charge in the second quarter of 2010.
     Corporate general and administrative expenses decreased $1.1 million to $5.9 million for the quarter ended April 30, 2010 largely due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation and employee benefits. Interest expense decreased $1.5 million to $5.9 million during the second quarter of 2010 primarily due to the significant repurchases of our senior convertible notes in the open market that occurred during the last nine months of fiscal year 2009. We recorded a $3.4 million net gain on early extinguishment of debt in the second quarter of 2009. The effective tax rate for the second quarter of 2010 decreased to 37.1 percent from 38.5 percent for the same period in 2009 primarily due to tax valuation allowance recorded in the second quarter of fiscal year 2009.
     For the second quarter of 2010, preneed cemetery property sales, net of discounts, increased 3.9 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales increased 2.8 percent during the second quarter of 2010 compared to the second quarter of 2009. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
     For the six months ended April 30, 2010, net earnings increased $2.3 million to $15.9 million from $13.6 million for the same period of fiscal year 2009. Revenue increased $6.8 million to $252.8 million for the six months ended April 30, 2010. Funeral revenue increased $0.5 million to $143.5 million in the first half of 2010, primarily due to a $0.6 million increase in earnings related to trust activities. We also experienced a 0.1 percent increase in the same-store average revenue per funeral service, including trust earnings. These increases were partially offset by a 2.0 percent, or 576 event, decrease in same-store funeral services performed. Cemetery revenue increased $6.3 million to $109.3 million for the six months ended April 30, 2010. This increase is due primarily to a $2.7 million, or 6.5 percent, increase in cemetery property sales, net of discounts, a $2.4 million increase in merchandise delivered and a $1.4 million improvement in the reserve for cancellations. The increases were partially offset by a $1.6 million decrease in construction during the period on various cemetery projects completed in the first six months of 2009 primarily due to a high rate of completion on construction of several private mausoleums completed in the first six months of fiscal 2009. Consolidated gross profit increased $1.4 million to $50.1 million for the six months ending April 30, 2010. This compares to $48.7 million of gross profit for the six months ended April 30, 2009, which included a $3.2 million charge to record our probable funding obligation related to our perpetual care trusts. The increase in gross profit is primarily due to the increases in revenue as described above, partially offset by a $5.4 million increase in expenses. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the first six months of 2010 compared to the first six months of 2009, primarily due to a $1.4 million reduction in our self-insurance reserves during the first six months of 2009. Improvement in our claims experience enabled us to reduce the self-insurance reserves during the second quarter of 2009. The fiscal year 2010 self-insurance reserves have been consistent since that time. In addition, we experienced increased costs in the first six months of 2010 primarily due to new business initiatives, market research, additional advertising and litigation costs.
     Corporate general and administrative expenses decreased $2.0 million to $12.5 million for the six months ended April 30, 2010 largely due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year. Interest expense decreased $2.4 million to $12.4 million during the first half of fiscal 2010 primarily due to the significant fiscal year 2009 repurchases of our senior convertible notes in the open market that occurred during the last nine months of fiscal year 2009. We recorded a $3.4 million net gain on early extinguishment of debt during the six months ended April 30, 2009. The effective tax rate for the six months ended April 30, 2010 decreased to 38.3 percent from 39.5 percent for the same period in 2009 primarily due to a tax valuation allowance recorded in the first six months of fiscal year 2009.
     For the first six months of 2010, preneed cemetery property sales, net of discounts, increased 6.5 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales increased 0.7 percent during the six months ended April 30, 2010 compared to the same period of last year. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
     During the second quarter of fiscal 2010, we experienced positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 6.5 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 5.5 percent.
     As of April 30, 2010 and October 31, 2009, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $149.4 million and $192.9 million, respectively, lower than our cost basis. The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of April 30, 2010 and October 31, 2009, we had $217.2 million and $220.7 million, respectively, in distributable earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.
     In our cemetery perpetual care trusts, as of April 30, 2010 and October 31, 2009, the fair market value of our investments were $44.5 million and $56.7 million, respectively, lower than our cost basis. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
     As of May 28, 2010, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts decreased 4.6 percent, or approximately $36.2 million from April 30, 2010.
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
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the quarter ended April 30, 2010	6.5%	5.5%
For the last twelve months ended April 30, 2010	30.6%	33.6%
For the last five years ended April 30, 2010	2.9%	3.7%
For the last ten years ended April 30, 2010	2.5%	3.2%
     Our operations provided cash of $26.5 million for the six months ended April 30, 2010, compared to $29.1 million for the corresponding period in 2009. The decrease in operating cash flow is largely due to an increase in working capital, partly driven by a $4.3 million change in receivables during the first six months of fiscal year 2010 due in part to the improved cemetery property sales, which are typically financed. This decrease is partially offset by a $3.8 million decrease in net tax payments in the first six months of fiscal 2010 due to effective tax planning strategies. We paid $3.4 million in net tax payments for the first six months of 2009 compared to receiving $0.4 million of net tax refunds in the first six months of 2010.
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
Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009
Funeral Operations

	Three Months Ended April 30,
			Increase
	2010	2009	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$67.0	$67.0	$—
Corporate Trust Management (1)	4.3	4.2	.1

Total Funeral Revenue	$71.3	$71.2	$.1

Funeral Costs:
Funeral Home Locations	$54.4	$52.5	$1.9
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.6	$52.7	$1.9

Funeral Gross Profit:
Funeral Home Locations	$12.6	$14.5	$(1.9)
Corporate Trust Management (1)	4.1	4.0	.1

Total Funeral Gross Profit	$16.7	$18.5	$(1.8)

Same-Store Analysis for the Three Months Ended April 30, 2010 and 2009

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2010	2009
0.8% (1)	(2.8)%	42.2%	41.4%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2010 and 2009 were $1.1 million and $0.9 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended April 30, 2010 and 2009 were $3.2 million and $3.3 million, respectively.
     Funeral revenue increased $0.1 million, or 0.1 percent, from $71.2 million in the second quarter of 2009 to $71.3 million in the second quarter of 2010. During the second quarter of 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.2 percent and an increase in average revenue per cremation service of 3.4 percent. These averages were partially offset by a shift in mix to lower-priced cremation services and a decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 0.8 percent. Same-store funeral services decreased 2.8 percent, or 398 events, which we believe is consistent with industry-wide data. The cremation rate for our same-store operations was 42.2 percent for the second quarter of 2010 compared to 41.4 percent for the second quarter of 2009.
     Funeral gross profit decreased $1.8 million, or 9.7 percent, to $16.7 million for the second quarter of 2010 compared to $18.5 million for the same period of 2009, primarily due to a $1.9 million increase in expenses. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the second quarter of 2010, primarily due to a $0.7 million reduction in our self-insurance reserves during the second quarter of 2009. Improvement in our claims experience enabled us to reduce our self-insurance reserves during the second quarter of 2009. The fiscal year 2010 reserves have been consistent with this level since that time. In addition, we experienced increased costs in the second quarter of 2010 primarily due to new business initiatives, market research, additional advertising and litigation costs, as previously discussed.
Cemetery Operations

	Three Months Ended April 30,
	2010	2009	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$55.1	$53.6	$1.5
Corporate Trust Management (1)	1.9	1.8	.1

Total Cemetery Revenue	$57.0	$55.4	$1.6

Cemetery Costs:
Cemetery Locations	$48.6	$48.1	$.5
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$48.8	$48.3	$.5

Cemetery Gross Profit:
Cemetery Locations	$6.5	$5.5	$1.0
Corporate Trust Management (1)	1.7	1.6	.1

Total Cemetery Gross Profit	$8.2	$7.1	$1.1

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2010 and 2009 were $1.2 million and $0.9 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the three months ended April 30, 2010 and 2009 were $0.7 million and $0.9 million, respectively. Perpetual care trust earnings of $1.4 million and $2.1 million for the three months ended April 30, 2010 and 2009, respectively, are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $1.6 million, or 2.9 percent, from $55.4 million for the quarter ended April 30, 2009 to $57.0 million for the quarter ended April 30, 2010. This increase is due primarily to a $1.1 million improvement in the reserve for cancellations, a $1.0 million increase in merchandise delivered and a $0.9 million, or 3.9 percent, increase in cemetery property sales, net of discounts. These increases were partially offset by a $2.2 million decrease in construction during the period on various cemetery projects primarily due to a high rate of completion on construction of several private mausoleums completed in the second quarter of 2009.
     Cemetery gross profit increased $1.1 million, or 15.5 percent, to $8.2 million for the second quarter of 2010. This compares to $7.1 million of gross profit for the same period of 2009, which included a $3.1 million charge to record our probable funding obligation related to our perpetual care trusts. In addition, we experienced a $1.0 million improvement in gross profit during the second quarter of 2009 primarily due to a high rate of completion on construction of several private mausoleums. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the second quarter of 2010 primarily due to a $0.6 million reduction in our self-insurance reserves during the second quarter of 2009, for the reasons previously discussed. In addition, we experienced increased costs in the second quarter of 2010 primarily due to new business initiatives, market research, additional advertising and litigation costs, as previously discussed.
Other
     Corporate general and administrative expenses decreased $1.1 million to $5.9 million for the quarter ended April 30, 2010 largely due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation and employee benefits.
     Interest expense decreased $1.5 million to $5.9 million during the second quarter of fiscal year 2010 primarily due to the significant repurchases of our senior convertible notes in the open market that occurred during the last nine months of fiscal year 2009.
     The effective tax rate for the three months ended April 30, 2010 was 37.1 percent compared to 38.5 percent for the same period in 2009. The decrease is primarily due to a tax valuation allowance recorded in the second quarter of fiscal 2009.
     In the second quarter of fiscal year 2009, we purchased $4.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $18.6 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 in the open market. As a result, we recorded a $3.4 million net gain on early extinguishment of debt during the quarter ended April 30, 2009.
Preneed Sales into the Backlog
     Net preneed funeral sales increased 2.8 percent during the second quarter of 2010 compared to the corresponding period in 2009.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $37.8 million in net preneed funeral and cemetery merchandise and services sales (including $21.0 million related to insurance-funded preneed funeral contracts) during the second quarter of 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $36.6 million (including $20.2 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009
Funeral Operations

	Six Months Ended April 30,
			Increase
	2010	2009	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$135.1	$135.2	$(.1)
Corporate Trust Management (1)	8.4	7.8	.6

Total Funeral Revenue	$143.5	$143.0	$.5

Funeral Costs:
Funeral Home Locations	$107.1	$105.8	$1.3
Corporate Trust Management (1)	.4	.4	—

Total Funeral Costs	$107.5	$106.2	$1.3

Funeral Gross Profit:
Funeral Home Locations	$28.0	$29.4	$(1.4)
Corporate Trust Management (1)	8.0	7.4	.6

Total Funeral Gross Profit	$36.0	$36.8	$(.8)

Same-Store Analysis for the Six Months Ended April 30, 2010 and 2009

Change in Average
Revenue Per Funeral	Change in Same-Store
Service	Funeral Services	Same-Store Cremation Rate
		2010	2009
0.1% (1)	(2.0)%	41.8%	40.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2010 and 2009 were $2.2 million and $1.8 million, respectively. Funeral trust earnings recognized in funeral revenue for the six months ended April 30, 2010 and 2009 were $6.2 million and $6.0 million, respectively.
     Funeral revenue increased $0.5 million, or 0.3 percent, from $143.0 million in the first half of fiscal 2009 to $143.5 million in the first half of fiscal 2010. The increase in funeral revenue is primarily due to a $0.6 million increase in funeral earnings related to trust activities. During the second quarter of 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.2 percent and an increase in average revenue per cremation service of 2.3 percent. These averages were impacted by a year-over-year increase in funeral trust earnings and a shift in mix to lower-priced cremation services, resulting in an overall increase in the same-store average revenue per funeral service of 0.1 percent. Same-store funeral services decreased 2.0 percent, or 576 events, which we believe is consistent with industry-wide data. The cremation rate for our same-store operations was 41.8 percent for the first six months of fiscal year 2010 compared to 40.9 percent for the same period of fiscal year 2009.
     Funeral gross profit decreased $0.8 million, or 2.2 percent, to $36.0 million for the first six months of fiscal 2010 compared to $36.8 million for the same period of fiscal 2009 primarily due to a $1.3 million increase in expenses, partially offset by the increase in revenue, as noted above. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the first six months of fiscal 2010 primarily due to a $0.7 million reduction in our self-insurance reserves during the first six months of 2009, as previously discussed. In addition, we experienced increased costs in the second quarter of 2010 primarily due to new business initiatives, market research, additional advertising and litigation costs, as previously discussed.
Cemetery Operations

	Six Months Ended April 30,
	2010	2009	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$105.6	$99.3	$6.3
Corporate Trust Management (1)	3.7	3.7	—

Total Cemetery Revenue	$109.3	$103.0	$6.3

Cemetery Costs:
Cemetery Locations	$94.7	$90.6	$4.1
Corporate Trust Management (1)	.5	.5	—

Total Cemetery Costs	$95.2	$91.1	$4.1

Cemetery Gross Profit:
Cemetery Locations	$10.9	$8.7	$2.2
Corporate Trust Management (1)	3.2	3.2	—

Total Cemetery Gross Profit	$14.1	$11.9	$2.2

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2010 and 2009 were $2.4 million and $1.9 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the six months ended April 30, 2010 and 2009 were $1.3 million and $1.8 million, respectively. Perpetual care trust earnings of $3.8 million for both the six months ended April 30, 2010 and 2009 are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $6.3 million, or 6.1 percent, from $103.0 million for the six months ended April 30, 2009 to $109.3 million for the six months ended April 30, 2010. This increase is primarily due to a $2.7 million, or 6.5 percent, increase in cemetery property sales, net of discounts, a $2.4 million increase in cemetery merchandise delivered and a $1.4 million improvement in the reserve for cancellations. These increases were partially offset by a $1.6 million decrease in construction during the period on various cemetery projects primarily due to a high rate of completion on construction of several private mausoleums completed in the first six months of 2009.

     Cemetery gross profit increased $2.2 million, or 18.5 percent, to $14.1 million in the first six months of 2010. This compares to $11.9 million of cemetery gross profit for the first six months of 2009, which included a $3.2 million charge in the first six months of fiscal year 2009 to record our probable funding obligation related to our perpetual care trusts. Expenses related to our worker’s compensation and general liability claims and reserves were higher in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a $0.7 million reduction in our self-insurance reserves during the first six months of 2009, as previously discussed. In addition, we experienced increased costs in the second quarter of 2010 primarily due to new business initiatives, market research, additional advertising and litigation costs, as previously discussed.
Other
     Corporate general and administrative expenses decreased $2.0 million to $12.5 million for the first half of fiscal 2010 primarily due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year.
     Interest expense decreased $2.4 million to $12.4 million during the first half of fiscal year 2010 primarily due to the significant fiscal year 2009 repurchases of our senior convertible notes in the open market.
     The effective tax rate for the six months ended April 30, 2010 was 38.3 percent compared to 39.5 percent for the same period in 2009. The decrease is primarily due to a tax valuation allowance recorded in the first six months of fiscal 2009.
     During the first six months of fiscal year 2009, we purchased $4.0 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $18.6 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 in the open market. As a result, we recorded a $3.4 million net gain on early extinguishment of debt during the six months ended April 30, 2009.
     As of June 8, 2010, we have repurchased $88.6 million aggregate principal amount of our senior convertible notes in the open market, including purchases of $6.0 million in fiscal year 2010.
     Current and long-term receivables decreased $3.3 million and $1.4 million, respectively, from October 31, 2009 to April 30, 2010 primarily due to collections of prior period sales exceeding receivables for new sales and the collection of income taxes receivable. Prepaid expenses increased $2.3 million from October 31, 2009 to April 30, 2010 primarily due to annual premiums paid in the first quarter of fiscal year 2010 for property, general liability and other insurance. Current deferred income taxes increased $3.0 million primarily due to an increase in the current portion of the net operating loss in the second quarter of 2010. Long-term deferred income taxes decreased $12.6 million from October 31, 2009 to April 30, 2010 primarily due to $3.0 million of net operating losses being reclassified to current deferred income taxes and $8.0 million related to timing differences. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the six months ended April 30, 2010. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $4.1 million from October 31, 2009 to April 30, 2010 primarily due to the timing of payables related to professional fees and vendor payments. Accrued payroll decreased $4.7 million from October 31, 2009 to April 30, 2010 primarily due to fiscal year 2009 annual bonuses paid in the first quarter of 2010. Other current liabilities decreased $1.9 million from October 31, 2009 to April 30, 2010 primarily due to a $2.0 million decline in accrued property taxes, as 80 percent of our property taxes are paid in the months of December and January each year.
Preneed Sales into the Backlog
     Net preneed funeral sales increased 0.7 percent during the first six months of fiscal year 2010 compared to the corresponding period in 2009.

     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $66.1 million in net preneed funeral and cemetery merchandise and service sales (including $37.2 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $65.9 million (including $36.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $95.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility in 2012 and long-term debt becoming due in 2013 through 2016, as described below.
     As of April 30, 2010, we had no amounts drawn on the $95.0 million senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $8.8 million outstanding letters of credit and the $24.8 million Florida bond, was $61.4 million. We also have the ability to request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility, or a combination thereof, not to exceed $30.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $166.4 million in senior convertible notes as of April 30, 2010 of which $86.4 million mature in 2014 and $80.0 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     Beginning in the fourth quarter of fiscal year 2009, we increased our quarterly cash dividend from two and one-half cents per share to three cents per share on our Class A and B common stock, which amounted to $5.6 million for the six months ended April 30, 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.5 million remains available as of April 30, 2010. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. We have not made open-market stock repurchases under the program since July 2008. During fiscal year 2009, we repurchased $82.6 million aggregate principal amount of our senior convertible notes in the open market at substantial discounts and repurchased an additional $1.0 million aggregate principal amount during the first half of fiscal year 2010. Subsequent to April 30, 2010, we repurchased an additional $5.0 million aggregate principal amount of our senior convertible notes in the open market.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations, make acquisitions of or investments in death care or related businesses and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We have also redesigned our websites to support e-commerce initiatives that will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes.

We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
     We continue to pursue several tax planning strategies. We received IRS approval in fiscal year 2010 on two pending requests for changes in tax accounting methods, which will result in the deferral of approximately $70 million of taxable income. The combination of these two changes increases the current net operating loss carryforward to approximately $90 million and will significantly reduce federal income tax cash payments (approximately $32 million) for the next two to three years. We are continuing to review all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal year 2009 or to date in fiscal year 2010.
Cash Flow
     Our operations provided cash of $26.5 million for the six months ended April 30, 2010, compared to $29.1 million for the corresponding period in 2009. The decrease in operating cash flow is largely due to an increase in working capital, partly driven by a $4.3 million change in receivables during the first six months of fiscal year 2010 due in part to the improved cemetery property sales, which are typically financed. This decrease is partially offset by a $3.8 million decrease in net tax payments in the first six months of fiscal 2010 due to effective tax planning strategies. We paid $3.4 million in net tax payments for the first six months of 2009 compared to receiving $0.4 million of net tax refunds in the first six months of 2010.
     Our investing activities resulted in a net cash outflow of $18.7 million for the six months ended April 30, 2010, compared to a net cash outflow of $11.9 million for the comparable period in 2009. The change is primarily due to $10.0 million in purchases of certificates of deposit in the first half of fiscal year 2010. In the first quarter of fiscal year 2010, we entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on our cash balances, while maintaining our FDIC insurance protection. For the six months ended April 30, 2010, capital expenditures amounted to $8.4 million, which included $6.2 million for maintenance capital expenditures, $1.7 million for growth initiatives and $0.5 million related to the implementation of new business systems. For the six months ended April 30, 2009, capital expenditures were $10.7 million, which included $6.5 million for maintenance capital expenditures, $2.7 million for growth initiatives and $1.5 million related to the implementation of new business systems. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million.
     Our financing activities resulted in a net cash outflow of $6.0 million for the six months ended April 30, 2010, compared to a net cash outflow of $17.9 million for the comparable period in 2009. The change is primarily due to $13.5 million in repayments of long-term debt during the first half of fiscal year 2009 compared to $0.8 million for the first half of fiscal year 2010. Also, dividends in the first half of fiscal year 2010 reflect the increased quarterly dividend rate of $0.030 per share, from $0.025 per share, which went into effect in the fourth quarter of fiscal year 2009.

Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2010.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$366.5	$—	$200.0	$86.4	$80.1
Interest on long-term debt (2)	67.3	17.9	35.8	9.5	4.1
Operating lease obligations (3)	28.8	2.3	6.0	3.8	16.7
Purchase obligations (4)	2.7	2.7	—	—	—
Non-competition agreements (5)	1.3	.2	.5	.2	.4

	$466.6	$23.1	$242.3	$99.9	$101.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2010.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for eight leases that expire between 2032 and 2039. Our future minimum lease payments for all operating leases as of April 30, 2010 are $2.3 million, $3.3 million, $2.7 million, $2.1 million, $1.7 million and $16.7 million for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and later years, respectively.

(4)	Represents a construction contract for a funeral home.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
     The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of April 30, 2010.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$13.5	$13.5	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	2.2	—	—	—	2.2

	$15.7	$13.5	$—	$—	$2.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.5 million as of April 30, 2010. As of April 30, 2010, we had unrealized losses of $38.3 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.6 million; no charge has been recorded for these amounts as of April 30, 2010.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of April 30, 2010, we have recorded $2.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.
     As of April 30, 2010, our outstanding long-term debt balance was $366.5 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $80.0 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.25 percent senior notes and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2010.

	Senior
	Secured			Other, Principally
	Revolving			Seller Financing
	Credit	Senior Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2010	$—	$—	$—	$—	$—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	86.4	—	—	86.4
Thereafter	—	80.0	—	.1	80.1

Total long-term debt	$—	$166.4	$200.0	$.1	$366.5

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of April 30, 2010 consist of the following items:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2009. For a discussion of fair market value as of April 30, 2010 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
     As of April 30, 2010 and October 31, 2009, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $345.2 million and $343.9 million, respectively, compared to fair values of $352.9 million and $339.4 million, respectively. Fair values were determined using quoted market prices. As of April 30, 2010, each approximate 10 percent, or 65 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $7.9 million in the fair value of these instruments. As of October 31, 2009, each approximate 10 percent, or 70 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $9.0 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2009 Form 10-K, except for the following:
Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.
     We may not be successful in maintaining our margins and may incur additional costs. For example, in the past we have experienced increased property and casualty insurance costs primarily as a result of hurricanes and natural disasters and are currently experiencing increased health care costs. On March 23, 2010, the Patient

Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. We incurred additional costs in fiscal year 2009 in conjunction with improving our business systems. We have also incurred significant legal costs related to the unanticipated class action litigation. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

				Maximum approximate
			Total number of	dollar value of shares
			shares purchased as	that may yet be
			part of	purchased under the
	Total number	Average price paid	publicly-announced	plans or
Period	of shares purchased	per share	plans or programs	programs(1)
February 1, 2010 through February 28, 2010	—	$—	—	$26,495,706

March 1, 2010 through March 31, 2010	—	$—	—	$26,495,706

April 1, 2010 through April 30, 2010	—	$—	—	$26,495,706

Total	—	$—	—	$26,495,706

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 8, 2010	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

June 8, 2010	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer