Form 10-Q
period 2010-07-31
STEWART ENTERPRISES INC
filed 2010-09-08
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act.) Yes ☐ No ☒
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2010, was 89,631,002 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2010	2009
		(As Adjusted)
Revenues:
Funeral	$67,042	$66,017
Cemetery	55,873	51,735

	122,915	117,752

Costs and expenses:
Funeral	52,527	51,607
Cemetery	48,188	46,812

	100,715	98,419

Gross profit	22,200	19,333
Corporate general and administrative expenses	(7,686)	(8,089)
Hurricane related charges, net	(30)	(46)
Net impairment losses on dispositions	—	(117)
Other operating income, net	607	397

Operating earnings	15,091	11,478
Interest expense	(6,184)	(6,597)
Gain (loss) on early extinguishment of debt	(106)	2,414
Investment and other income, net	62	12

Earnings before income taxes	8,863	7,307
Income taxes	2,824	1,215

Net earnings	$6,039	$6,092

Net earnings per common share:
Basic	$.06	$.07

Diluted	$.06	$.07

Weighted average common shares outstanding (in thousands):
Basic	92,207	91,936

Diluted	92,499	92,061

Dividends declared per common share	$.030	$.025

See accompanying notes to condensed consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2010	2009
		(As Adjusted)
Revenues:
Funeral	$210,536	$209,007
Cemetery	165,138	154,693

	375,674	363,700

Costs and expenses:
Funeral	160,079	157,817
Cemetery	143,310	137,872

	303,389	295,689

Gross profit	72,285	68,011
Corporate general and administrative expenses	(20,188)	(22,601)
Hurricane related charges, net	(62)	(566)
Separation charges	—	(275)
Net impairment losses on dispositions	—	(215)
Other operating income, net	1,051	960

Operating earnings	53,086	45,314
Interest expense	(18,531)	(21,358)
Gain (loss) on early extinguishment of debt	(89)	5,798
Investment and other income, net	122	85

Earnings before income taxes	34,588	29,839
Income taxes	12,671	10,115

Net earnings	$21,917	$19,724

Net earnings per common share:
Basic	$.24	$.21

Diluted	$.23	$.21

Weighted average common shares outstanding (in thousands):
Basic	92,124	91,883

Diluted	92,397	91,926

Dividends declared per common share	$.090	$.075

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2010	October 31, 2009
		(As Adjusted)
ASSETS

Current assets:
Cash and cash equivalents	$59,673	$62,808
Certificates of deposit and marketable securities	15,429	—
Receivables, net of allowances	57,088	59,439
Inventories	36,115	36,156
Prepaid expenses	7,760	6,748
Deferred income taxes, net	25,472	21,715

Total current assets	201,537	186,866
Receivables due beyond one year, net of allowances	62,349	63,011
Preneed funeral receivables and trust investments	400,378	389,512
Preneed cemetery receivables and trust investments	201,071	193,417
Goodwill	247,236	247,236
Cemetery property, at cost	383,910	385,977
Property and equipment, at cost:
Land	43,621	43,677
Buildings	335,832	329,685
Equipment and other	190,884	187,100

	570,337	560,462
Less accumulated depreciation	278,689	261,005

Net property and equipment	291,648	299,457
Deferred income taxes, net	96,798	113,398
Cemetery perpetual care trust investments	222,368	205,476
Other assets	12,694	14,654

Total assets	$2,119,989	$2,099,004

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2010	October 31, 2009
		(As Adjusted)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	20,896	25,604
Accrued payroll and other benefits	13,730	15,200
Accrued insurance	21,082	20,504
Accrued interest	6,243	4,561
Estimated obligation to fund cemetery perpetual care trust	13,533	14,010
Other current liabilities	14,239	14,099
Income taxes payable	1,663	2,028

Total current liabilities	91,391	96,011
Long-term debt, less current maturities	325,482	339,721
Deferred preneed funeral revenue	245,225	247,825
Deferred preneed cemetery revenue	261,271	266,964
Deferred preneed funeral and cemetery receipts held in trust	533,982	514,787
Perpetual care trusts’ corpus	219,613	204,168
Other long-term liabilities	19,803	20,871

Total liabilities	1,696,767	1,690,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 89,631,002 and 89,128,700 shares at July 31, 2010 and October 31, 2009, respectively	89,631	89,129
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2010 and October 31, 2009; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	553,197	561,063
Accumulated deficit	(223,208)	(245,125)
Accumulated other comprehensive income:
Unrealized appreciation of investments	47	35

Total accumulated other comprehensive income	47	35

Total shareholders’ equity	423,222	408,657

Total liabilities and shareholders’ equity	$2,119,989	$2,099,004

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2009, as previously reported	$92,684	$526,062	$(227,897)	$35	$390,884
Adoption of convertible debt standard (See Note 2)	—	35,001	(17,228)	—	17,773

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

Comprehensive income:
Net earnings	—	—	21,917	—	21,917

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($6)	—	—	—	12	12

Total other comprehensive income	—	—	—	12	12

Total comprehensive income	—	—	21,917	12	21,929

Restricted stock activity	281	319	—	—	600
Issuance of common stock	140	509	—	—	649
Stock options exercised	81	305	—	—	386
Stock option expense	—	805	—	—	805
Tax benefit associated with stock activity	—	(57)	—	—	(57)
Retirement of call options, net of tax expense of $830	—	1,540	—	—	1,540
Retirement of common stock warrants	—	(2,118)	—	—	(2,118)
Repurchase of convertible notes, net of tax benefit of $442	—	(785)	—	—	(785)
Dividends ($.09 per share)	—	(8,384)	—	—	(8,384)

Balance July 31, 2010	$93,186	$553,197	$(223,208)	$47	$423,222

(1)	Amount includes 89,631 and 89,129 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2010 and October 31, 2009, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2010	2009
		(As Adjusted)
Cash flows from operating activities:
Net earnings	$21,917	$19,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net impairment losses on dispositions	—	215
(Gain) loss on early extinguishment of debt	89	(5,798)
Depreciation and amortization	19,822	20,798
Non-cash interest and amortization of discount on senior convertible notes	4,549	5,532
Provision for doubtful accounts	3,065	6,610
Share-based compensation	1,970	1,732
Excess tax benefits from share-based payment arrangements	(37)	—
Provision for deferred income taxes	11,082	7,350
Estimated obligation to fund cemetery perpetual care trust	31	3,222
Other	(557)	146
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,059)	6,602
Increase in prepaid expenses	(1,011)	(1,962)
(Increase) decrease in inventories and cemetery property	2,107	(639)
Federal income tax refunds	1,600	12,134
Decrease in accounts payable and accrued expenses	(5,880)	(8,068)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	11,313	16,245
Increase (decrease) in deferred preneed funeral revenue	(2,600)	229
Decrease in deferred preneed funeral receipts held in trust	(11,690)	(13,288)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	287	7,530
Decrease in deferred preneed cemetery revenue	(5,692)	(10,620)
Increase (decrease) in deferred preneed cemetery receipts held in trust	765	(5,222)
Increase in other	74	1,118

Net cash provided by operating activities	49,145	63,590

Cash flows from investing activities:
Proceeds from sales of marketable securities	250	250
Purchases of certificates of deposit and marketable securities	(15,661)	(199)
Proceeds from sale of assets	388	494
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,923)
Additions to property and equipment	(11,564)	(15,029)
Other	136	37

Net cash used in investing activities	(26,451)	(16,370)

Cash flows from financing activities:
Repayments of long-term debt	(18,423)	(39,901)
Retirement of common stock warrants	(2,118)	(4,981)
Issuance of common stock	621	225
Retirement of call options	2,370	5,111
Purchase and retirement of common stock	—	(52)
Debt refinancing costs	(38)	(2,029)
Dividends	(8,278)	(6,953)
Excess tax benefits from share-based payment arrangements	37	—

Net cash used in financing activities	(25,829)	(48,580)

Net decrease in cash	(3,135)	(1,360)
Cash and cash equivalents, beginning of period	62,808	72,574

Cash and cash equivalents, end of period	$59,673	$71,214

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$97	$(8,168)
Interest	$12,686	$15,647
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$414	$305
Issuance of restricted stock, net of forfeitures	$879	$22
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2010, the Company owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of July 31, 2010, and for the three and nine months ended July 31, 2010 and 2009, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”).
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
     The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2010.
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
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2009 Form 10-K. Net earnings for the three months ended July 31, 2010 and 2009 include $265 and $287, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the nine months ended July 31, 2010 and 2009 include $805 and $896, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of July 31, 2010, there was $1,773 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.76 years of which $997 of total stock

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
option expense is expected for fiscal year 2010. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $205 and $186 for the three months ended July 31, 2010 and 2009, respectively, and $751 and $531 for the nine months ended July 31, 2010 and 2009, respectively. As of July 31, 2010, there was $720 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2010 is expected to be $958.
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
     The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2010:

	Number of Shares	Weighted Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	960,750	$5.08	Equal one-fourth portions over 4 years	Service condition

Restricted stock	324,500	$5.09	Equal one-third portions over 3 years	Market condition

Restricted stock	7,500	$4.89	Equal one-third portions over 3 years	Service condition
     The fair value of the Company’s service based stock options granted in fiscal year 2010 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2010: expected dividend yield of 2.4 percent; expected volatility of 40.1 percent; risk-free interest rate of 2.2 percent; and an expected term of 4.8 years. In the first quarter of 2010, the Company granted 324,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the years 2010, 2011 and 2012. The Company records the expense over the requisite service period. The market condition related to fiscal year 2010 was achieved during the quarter ended April 30, 2010.
     (f) Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of eight reporting units as described in the Company’s 2009 Form 10-K. In the third quarter of fiscal year 2010, the Company combined its Western North and Western South regions, which were previously in different reporting units in both the funeral segment and cemetery segment, to form new Western regions in both the funeral and cemetery segments. In connection with this change in its regions, the Company reviewed its reporting units and increased the number of reporting units that will be evaluated in the Company’s annual goodwill impairment test from eight to ten reporting units.
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
     In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and is required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. The following tables reflect the Company’s retrospective adoption of this guidance as of November 1, 2009 and summarize the impact on the Company’s balance sheet as of October 31, 2009 and statements of earnings for the three and nine months ended July 31, 2009 and the year ended October 31, 2009. See Note 13 for additional information.
     In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Dividends are currently paid by the Company on all shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance for the three and nine months ended July 31, 2009 and the year ended October 31, 2009

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
was immaterial and is presented in the statements of earnings tables below, along with the impact of the adoption of the convertible debt guidance described above.

		Effects of the
		Adoption of
	October 31, 2009	Convertible Debt	October 31, 2009
	As Reported	Guidance	As Adjusted
Balance Sheet:
Deferred tax assets	$145,110	$(9,997)	$135,113
Long-term debt	367,496	(27,770)	339,726
Additional paid-in capital	526,062	35,001	561,063
Accumulated deficit	(227,897)	(17,228)	(245,125)

	Three Months	Effects of the	Effects of	Three Months
	Ended	Adoption of	Adoption of	Ended
	July 31, 2009	Convertible Debt	Participating Share	July 31, 2009
	As Reported	Guidance	Guidance	As Adjusted
Statement of earnings:
Interest expense	$5,299	$1,298		$6,597
Gain on early extinguishment of debt	8,533	(6,119)		2,414
Income taxes	3,886	(2,671)		1,215
Net earnings	10,838	(4,746)		6,092
Basic earnings per share	$.12	$(.05)		$.07

Diluted earnings per share	$.12	$(.05)		$.07

Weighted average basic shares outstanding	91,936		—	91,936

Weighted average diluted shares outstanding	92,118		(57)	92,061

			Effects of
	Nine Months	Effects of the	Adoption of	Nine Months
	Ended	Adoption of	Participating	Ended
	July 31, 2009	Convertible	Share	July 31, 2009
	As Reported	Debt Guidance	Guidance	As Adjusted
Statement of earnings:
Interest expense	$17,088	$4,270		$21,358
Gain on early extinguishment of debt	17,204	(11,406)		5,798
Income taxes	15,759	(5,644)		10,115
Net earnings	29,756	(10,032)		19,724
Basic earnings per share	$.32	$(.11)		$.21

Diluted earnings per share	$.32	$(.11)		$.21

Weighted average basic shares outstanding	91,883		—	91,883

Weighted average diluted shares outstanding	91,936		(10)	91,926

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)

			Effects of
		Effects of the	Adoption of
	Year Ended	Adoption of	Participating	Year Ended
	October 31, 2009	Convertible	Share	October 31, 2009
	As Reported	Debt Guidance	Guidance	As Adjusted
Statement of earnings:
Interest expense	$22,353	$5,423		$27,776
Gain on early extinguishment of debt	20,078	(13,932)		6,146
Income taxes	19,611	(6,968)		12,643
Net earnings	35,653	(12,387)		23,266
Basic earnings per share	$.39	$(.14)		$.25

Diluted earnings per share	$.39	$(.14)		$.25

Weighted average basic shares outstanding	91,898		—	91,898

Weighted average diluted shares outstanding	91,995		(17)	91,978

     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning November 1, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     In June 2009, the FASB issued guidance on the accounting for transfers of financial assets. It will require more information about transfers of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, it eliminates the concept of a qualifying special-purpose entity. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

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
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2010 and October 31, 2009 are as follows:

	July 31,	October 31,
	2010	2009
Trust assets	$369,418	$358,430
Receivables from customers	42,767	43,225

	412,185	401,655
Allowance for cancellations	(11,807)	(12,143)

Preneed funeral receivables and trust investments	$400,378	$389,512

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2010 are detailed below.

	July 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$24,278	$—	$—	$24,278
U.S. Government, agencies and municipalities	2,937	109	(1)	3,045
Corporate bonds	44,300	2,543	(224)	46,619
Preferred stocks	56,727	281	(4,346)	52,662
Common stocks	238,095	703	(99,141)	139,657
Mutual funds:
Equity	28,685	26	(4,824)	23,887
Fixed income	53,304	1,263	(989)	53,578
Commodity	8,910	385	—	9,295
Insurance contracts and other long-term investments	15,270	153	(98)	15,325

Trust investments	$472,506	$5,463	$(109,623)	368,346

Market value as a percentage of cost					78.0%

Accrued investment income				1,072

Trust assets				$369,418

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$28,979	$—	$—	$28,979
U.S. Government, agencies and municipalities	6,044	214	(1)	6,257
Corporate bonds	39,007	1,650	(1,458)	39,199
Preferred stocks	56,885	9	(10,394)	46,500
Common stocks	248,750	848	(106,788)	142,810
Mutual funds:
Equity	28,841	20	(7,486)	21,375
Fixed income	56,193	448	(916)	55,725
Insurance contracts and other long-term investments	19,054	112	(2,594)	16,572

Trust investments	$483,753	$3,301	$(129,637)	$357,417

Market value as a percentage of cost					73.9%

Accrued investment income				1,013

Trust assets				$358,430

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2010
Due in one year or less	$4,875
Due in one to five years	29,823
Due in five to ten years	14,943
Thereafter	23

$49,664

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust in order to provide an opportunity for additional income. As of July 31, 2010 and October 31, 2009, the Company had outstanding covered calls with a market value of $194 and $424, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended July 31, 2010 and 2009, the Company realized trust earnings of approximately $46 and $178, respectively, related to the covered call program. For the nine months ended July 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($207) and $619, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other funeral merchandise and services trust earnings and flow through funeral revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $3,739 during the period that the covered calls were outstanding.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
agencies and municipalities, corporate bonds, convertible bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
     The Company’s Level 3 investments include insurance contracts and partnership investments purchased within the trusts. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts is based upon the current face value of the contracts according to the respective insurance companies which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using their most recent audited financial statements and assessing the market value of the underlying securities within the partnership.
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other
	Prices in Active	Observable	Significant
	Markets	Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2010	$258,217	$102,326	$7,803	$368,346
Trust investments—October 31, 2009	$256,799	$91,956	$8,662	$357,417
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Fair market value, beginning balance	$7,878	$8,599	$8,662	$11,299
Total unrealized losses included in other comprehensive income (1)	(130)	—	(1,060)	(2,554)
Distributions and other, net	55	112	201	(34)

Fair market value, ending balance	$7,803	$8,711	$7,803	$8,711

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010		2009		2010		2009
Purchases	$12,117		$10,198		$27,675		$11,776
Sales	8,609		15,372		31,037		24,500
Realized gains from sales of investments	260		710		1,697		1,702
Realized losses from sales of investments and other	(3,729	)(1)	(511	)(2)	(4,783	)(3)	(9,404	)(4)
Interest income, dividends and other ordinary income	2,851		2,917		7,738		8,742
Deposits	6,404		6,442		20,009		19,456
Withdrawals	10,187		9,202		32,234		32,101

(1)	Includes $193 in losses from the sale of investments and $3,536 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

(2)	Includes $477 in losses from the sale of investments and $34 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

(3)	Includes $1,426 in losses from the sale of investments and $3,536 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

(4)	Includes $964 in losses from the sale of investments and $8,440 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it no longer had the intent to hold until they recover in value.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2010 and October 31, 2009.

	July 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	2,983	(21)	7,465	(203)	10,448	(224)
Preferred stocks	—	—	40,686	(4,346)	40,686	(4,346)
Common stocks	1,873	(378)	131,263	(98,763)	133,136	(99,141)
Mutual funds:
Equity	5	—	23,742	(4,824)	23,747	(4,824)
Fixed income	1,426	(14)	4,295	(975)	5,721	(989)
Insurance contracts and other long-term investments	—	—	2,160	(98)	2,160	(98)

Total	$6,287	$(413)	$209,632	$(109,210)	$215,919	$(109,623)

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

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2010, 94 percent, or $103,487, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value during late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
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
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2010 and October 31, 2009 are as follows:

	July 31,	October 31,
	2010	2009
Trust assets	$173,725	$163,938
Receivables from customers	32,411	35,718

	206,136	199,656
Allowance for cancellations	(5,065)	(6,239)

Preneed cemetery receivables and trust investments	$201,071	$193,417

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2010 are detailed below.

	July 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,244	$—	$—	$12,244
U.S. Government, agencies and municipalities	7,037	652	—	7,689
Corporate bonds	12,109	828	(27)	12,910
Preferred stocks	20,812	100	(2,188)	18,724
Common stocks	121,314	551	(50,340)	71,525
Mutual funds:
Equity	30,291	18	(8,890)	21,419
Fixed income	22,427	466	(27)	22,866
Commodity	5,082	240	—	5,322
Other long-term investments	560	5	—	565

Trust investments	$231,876	$2,860	$(61,472)	173,264

Market value as a percentage of cost					74.7%

Accrued investment income				461

Trust assets				$173,725

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$15,123	$—	$—	$15,123
U.S. Government, agencies and municipalities	9,259	678	—	9,937
Corporate bonds	7,554	552	(74)	8,032
Preferred stocks	20,831	46	(4,363)	16,514
Common stocks	127,942	714	(54,254)	74,402
Mutual funds:
Equity	30,291	15	(9,980)	20,326
Fixed income	18,530	125	(4)	18,651
Other long-term investments	562	—	(8)	554

Trust investments	$230,092	$2,130	$(68,683)	$163,539

Market value as a percentage of cost					71.1%

Accrued investment income				399

Trust assets				$163,938

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2010
Due in one year or less	$4,041
Due in one to five years	10,585
Due in five to ten years	5,848
Thereafter	125

$20,599

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of July 31, 2010 and October 31, 2009, the Company had outstanding covered calls with a market value of $77 and $308, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended July 31, 2010 and 2009, the Company realized trust earnings of approximately $9 and $99, respectively, related to the covered call program. For the nine months ended July 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($205) and $337 respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery merchandise and services trust earnings and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $2,823 during the period that the covered calls were outstanding.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds, convertible bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2010	$133,833	$39,431	$—	$173,264
Trust investments—October 31, 2009	$129,032	$34,507	$—	$163,539
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010		2009		2010		2009
Purchases	$9,739		$4,444		$20,874		$7,870
Sales	3,054		6,966		15,823		11,464
Realized gains from sales of investments	170		233		1,429		611
Realized losses from sales of investments and other	(281	)(1)	(776	)(2)	(1,799	)(3)	(6,526	)(4)
Interest income, dividends and other ordinary income	1,461		1,293		3,851		3,801
Deposits	4,303		4,370		13,779		12,692
Withdrawals	4,472		4,641		13,201		13,023

(1)	Includes $264 in losses from the sale of investments and $17 in losses related to certain investments that were previously deemed other than temporarily impaired.

(2)	Includes $756 in losses from the sale of investments and $20 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

(3)	Includes $1,988 in losses from the sale of investments and $17 in losses related to certain investments that were previously deemed other than temporarily impaired.

(4)	Includes $3,230 in losses from the sale of investments and $3,296 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2010 and October 31, 2009.

	July 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,660	$(13)	$685	$(14)	$2,345	$(27)
Preferred stocks	—	—	17,568	(2,188)	17,568	(2,188)
Common stocks	1,314	(214)	65,426	(50,126)	66,740	(50,340)
Mutual funds:
Equity	—	—	21,276	(8,890)	21,276	(8,890)
Fixed income	2,383	(24)	15	(3)	2,398	(27)

Total	$5,357	$(251)	$104,970	$(61,221)	$110,327	$(61,472)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,045	$(74)	$1,045	$(74)
Preferred stocks	—	—	16,356	(4,363)	16,356	(4,363)
Common stocks	1,755	(464)	67,374	(53,790)	69,129	(54,254)
Mutual funds:
Equity	—	—	20,186	(9,980)	20,186	(9,980)
Fixed income	20	—	15	(4)	35	(4)
Other long-term investments	—	—	—	(8)	—	(8)

Total	$1,775	$(464)	$104,976	$(68,219)	$106,751	$(68,683)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2010, 85 percent, or $52,528, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original sales price when the underlying service or merchandise is actually delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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

(5)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,186 and $1,541 for the three months ended July 31, 2010 and 2009, respectively, and $6,005 and $5,342 for the nine months ended July 31, 2010 and 2009, respectively.
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2010 are detailed below.

	July 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$39,522	$—	$—	$39,522
U.S. Government, agencies and municipalities	2,346	243	(52)	2,537
Corporate bonds	35,035	1,293	(888)	35,440
Preferred stocks	57,613	80	(9,060)	48,633
Common stocks	90,675	994	(39,821)	51,848
Mutual funds:
Equity	8,853	17	(1,238)	7,632
Fixed income	35,461	576	(385)	35,652
Other long-term investments	642	1	(177)	466

Trust investments	$270,147	$3,204	$(51,621)	221,730

Market value as a percentage of cost					82.1%

Accrued investment income				638

Trust assets				$222,368

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2009 are detailed below.

	October 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$17,784	$—	$—	$17,784
U.S. Government, agencies and municipalities	5,416	394	(82)	5,728
Corporate bonds	42,735	2,088	(1,085)	43,738
Preferred stocks	58,421	2	(17,137)	41,286
Common stocks	96,831	2,663	(42,792)	56,702
Mutual funds:
Equity	6,838	25	(1,560)	5,303
Fixed income	32,561	1,340	(342)	33,559
Other long-term investments	766	4	(177)	593

Trust investments	$261,352	$6,516	$(63,175)	$204,693

Market value as a percentage of cost					78.3%

Accrued investment income				783

Trust assets				$205,476

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2010
Due in one year or less	$10,772
Due in one to five years	19,345
Due in five to ten years	7,467
Thereafter	393

$37,977

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of July 31, 2010 and October 31, 2009, the Company had outstanding covered calls with a market value of $59 and $220, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended July 31, 2010 and 2009, the Company realized trust earnings of approximately $5 and $83, respectively, related to the covered call program. For the nine months ended July 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($178) and $240, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery perpetual care trust earnings and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,905 during the period that the covered calls were outstanding.
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
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are primarily U. S. Government, agencies and municipalities, corporate bonds, convertible bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2010	$134,804	$86,610	$316	$221,730
Trust investments—October 31, 2009	$113,715	$90,752	$226	$204,693
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Fair market value, beginning balance	$250	$287	$226	$611
Total unrealized losses included in other comprehensive income (1)	(3)	—	(3)	(177)
Transfers out of Level 3 category and other	69	(83)	93	(230)

Fair market value, ending balance	$316	$204	$316	$204

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2010 and October 31, 2009, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $13,533 and $14,010, respectively. The Company recorded an additional $31 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the quarter and nine months ended July 31, 2010. The additional funding obligation is related to the further decline in certain investments that the Company had previously deemed other than temporarily impaired. The Company had earnings of $508 for the nine months ended July 31, 2010 within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,668; no charge has been recorded for these amounts as of July 31, 2010.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2010		2009	2010		2009
Purchases	$21,806		$1,721	$60,908		$9,590
Sales	35,931		1,492	78,016		3,345
Realized gains from sales of investments	945		85	5,228		619
Realized losses from sales of investments and other	(81	)(1)	(26)	(899	)(2)	(3,235	)(3)
Interest income, dividends and other ordinary income	2,072		2,145	6,410		7,001
Deposits	1,691		2,526	5,424		6,747	(4)
Withdrawals	1,838		1,182	4,847		4,136

(1)	Includes $50 in losses from the sale of investments and includes $31 in losses related to certain investments that were previously deemed other than temporarily impaired.

(2)	Includes $868 in losses from the sale of investments and includes $31 in losses related to certain investments that were previously deemed other than temporarily impaired.

(3)	Includes $16 in losses from the sale of investments and includes $3,219 in losses related to certain investments that were rendered worthless or practically worthless.

(4)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the nine months ended July 31, 2009..
     During the three months ended July 31, 2010 and 2009, cemetery revenues were $55,873 and $51,735, respectively, of which $1,466 and $1,972, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2010 and 2009, cemetery revenues were $165,138 and $154,693, respectively, of which $6,110 and $5,625, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2010 and October 31, 2009.

	July 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$115	$(52)	$115	$(52)
Corporate bonds	3,388	(38)	1,562	(850)	4,950	(888)
Preferred stocks	—	—	43,157	(9,060)	43,157	(9,060)
Common stocks	878	(483)	48,733	(39,338)	49,611	(39,821)
Mutual funds:
Equity	2,137	(14)	5,356	(1,224)	7,493	(1,238)
Fixed income	7,979	(83)	851	(302)	8,830	(385)
Other long-term investments	—	—	199	(177)	199	(177)

Total	$14,382	$(618)	$99,973	$(51,003)	$114,355	$(51,621)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$270	$(81)	$6	$(1)	$276	$(82)
Corporate bonds	600	(124)	1,732	(961)	2,332	(1,085)
Preferred stocks	—	—	40,784	(17,137)	40,784	(17,137)
Common stocks	(38)	(473)	50,445	(42,319)	50,407	(42,792)
Mutual funds:
Equity	43	(11)	5,034	(1,549)	5,077	(1,560)
Fixed income	118	—	1,096	(342)	1,214	(342)
Other long-term investments	201	(177)	—	—	201	(177)

Total	$1,194	$(866)	$99,097	$(62,309)	$100,291	$(63,175)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2010, 95 percent, or $48,881, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of “A” or better at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The preferred stocks are primarily in the financial services sector which experienced a significant decline in market value in late 2008 and early 2009 due to the economic crisis. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at July 31, 2010 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$369,418	$173,725	$543,143
Less:
Pending withdrawals	(7,557)	(5,087)	(12,644)
Pending deposits	2,118	1,365	3,483

Deferred receipts held in trust	$363,979	$170,003	$533,982

     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at July 31, 2010 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$222,368
Less:
Pending withdrawals	(2,755)

Perpetual care trusts’ corpus	$219,613

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2010 and 2009 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Realized gains from sales of investments	$1,375	$1,028	$8,354	$2,932
Realized losses from sales of investments and other	(4,091)	(1,313)	(7,481)	(19,165)
Interest income, dividends and other ordinary income	6,384	6,355	17,999	19,544
Trust expenses and income taxes	(2,223)	(2,106)	(7,363)	(6,203)

Net trust investment income (loss)	1,445	3,964	11,509	(2,892)
Reclassification to deferred preneed funeral and cemetery receipts held in trust	758	(2,453)	(3,238)	5,160
Reclassification to perpetual care trusts’ corpus	(2,203)	(1,511)	(8,271)	(2,268)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	62	12	122	85

Total investment and other income, net	$62	$12	$122	$85

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies
Litigation
     Funeral Consumers Alliance, Inc., et al. v. Service Corporation International, Alderwoods Group, Inc., Stewart Enterprises, Inc., Hillenbrand Industries, Inc., and Batesville Casket Co., United States District Court for the Southern District of Texas. This purported class action was originally filed on May 2, 2005 on behalf of a nationwide class defined to include all consumers who purchased a Batesville casket from the funeral home defendants at any time. The court consolidated it with five subsequently filed, substantially similar cases (the “Consolidated Consumer Cases”). In 2009, the court denied plaintiffs’ motion for class certification, and the United States Court of Appeals for the Fifth Circuit denied plaintiffs’ petition for permission to appeal.
     The Consolidated Consumer Cases allege that the defendants acted jointly to reduce competition from independent casket discounters and fix and maintain prices on caskets in violation of the federal antitrust laws and California’s Business and Professions Code. The plaintiffs seek treble damages, restitution, injunctive relief, interest, costs and attorneys’ fees. The named plaintiffs (Funeral Consumers Alliance and thirteen individuals) were proceeding to jury trial scheduled for August 2, 2010 on their individual claims for alleged damages arising out of the purchase of ten caskets. The named plaintiffs also indicated their intent to seek injunctive relief and attorneys’ fees. In June 2010, the suit against the Company was withdrawn pursuant to a confidential settlement agreement, and the plaintiffs dismissed with prejudice all claims against the Company without any finding or admission of liability or wrongdoing by any party.
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
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of July 31, 2010, the Company had $13,533 recorded as a liability for an estimated probable funding obligation. As of July 31, 2010, the Company had net unrealized losses of approximately $42,137 in the cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.5 million and $3.0 million as of July 31, 2010 and October 31, 2009, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
     The Company is required to maintain a bond ($24,815 as of July 31, 2010) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
Three Months Ended July 31, 2010	(Numerator)	(Denominator)	Data
Net earnings	$6,039
Allocation of earnings to nonvested restricted stock	(63)

Basic earnings per common share:
Net earnings available to common shareholders	$5,976	92,207	$.06

Effect of dilutive securities:
Stock options assumed exercised		292

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$5,976	92,499	$.06

	Earnings	Shares	Per Share
Three Months Ended July 31, 2009	(Numerator)	(Denominator)	Data
Net earnings	$6,092
Allocation of earnings to nonvested restricted stock	(48)

Basic earnings per common share:
Net earnings available to common shareholders	$6,044	91,936	$.07

Effect of dilutive securities:
Stock options assumed exercised		125

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$6,044	92,061	$.07

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2010	(Numerator)	(Denominator)	Data
Net earnings	$21,917
Allocation of earnings to nonvested restricted stock	(226)

Basic earnings per common share:
Net earnings available to common shareholders	$21,691	92,124	$.24

Effect of dilutive securities:
Stock options assumed exercised		273

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$21,691	92,397	$.23

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
Nine Months Ended July 31, 2009	(Numerator)	(Denominator)	Data
Net earnings	$19,724
Allocation of earnings to nonvested restricted stock	(156)

Basic earnings per common share:
Net earnings available to common shareholders	$19,568	91,883	$.21

Effect of dilutive securities:
Stock options assumed exercised		43

Diluted earnings per common share:
Net earnings available to common shareholders plus stock options assumed exercised	$19,568	91,926	$.21

     As discussed in Note 2, the Company adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective November 1, 2009. Since this guidance requires retrospective treatment, the information presented above for the three and nine months ended July 31, 2009 has been adjusted to reflect the adoption of this guidance.
     During the three months ended July 31, 2010, options to purchase 1,149,289 shares of common stock at prices ranging from $6.33 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended July 31, 2010 exclude the effect of approximately 943,495 options because such options were not dilutive. These options expire between December 20, 2011 and January 18, 2017.
     During the nine months ended July 31, 2010, options to purchase 1,273,571 shares of common stock at prices ranging from $5.84 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the nine months ended July 31, 2010 exclude the effect of approximately 2,750 options because such options were not dilutive. These options expire between December 20, 2011 and September 2, 2016.
     Options to purchase 1,556,373 and 1,631,653 shares of common stock at prices ranging from $5.06 to $8.47 per share for the three and nine months ended July 31, 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding for the nine months ended July 31, 2009 exclude the effect of approximately 278,681 options because such options were not dilutive.
     For the three and nine months ended July 31, 2010 and 2009, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during any of periods presented.
     For the three and nine months ended July 31, 2010, a maximum of 14,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 11,712,080 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three and nine months ended July 31, 2010 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and nine months ended July 31, 2009, a maximum of 19,165,600 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 15,332,480 shares of Class A common stock under the associated common stock warrants were also not dilutive.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2010, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same.

	Total Revenue		Total Revenue
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Funeral	$63,426	$62,476	$198,518	$197,698
Cemetery(1)	54,023	49,779	159,603	149,069
Corporate Trust Management(2)	5,466	5,497	17,553	16,933

Total	$122,915	$117,752	$375,674	$363,700

	Total Gross Profit		Total Gross Profit
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Funeral	$11,095	$11,112	$39,057	$40,513
Cemetery(1)	6,025	3,202	16,893	11,914
Corporate Trust Management(2)	5,080	5,019	16,335	15,584

Total	$22,200	$19,333	$72,285	$68,011

	Net Total Preneed Merchandise		Net Total Preneed Merchandise
	and Service Sales(3)		and Service Sales(3)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Funeral	$25,586	$27,643	$70,976	$71,197
Cemetery	12,975	13,454	35,513	36,154

Total	$38,561	$41,097	$106,489	$107,351

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,186 and $1,541 for the three months ended July 31, 2010 and 2009, respectively, and $6,005 and $5,342 for the nine months July 31, 2010 and 2009, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent earnings generated over the life of the preneed contracts delivered during the relevant periods and distributable to the Company based upon the Company’s respective trust agreements. Trust management fees included in funeral revenue for the three months ended July 31, 2010 and 2009 were $1,107 and $1,010, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended July 31, 2010 and 2009 were $2,509 and $2,531, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2010 and 2009 were $1,197 and $1,060, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended July 31, 2010 and 2009 were $653 and $896, respectively. Trust management fees included in funeral revenue for the nine months ended July 31, 2010 and 2009 were $3,369 and $2,832, respectively, and funeral trust earnings for the nine months ended July 31, 2010 and 2009 were $8,648 and $8,477, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2010 and 2009 were $3,621 and $2,923, respectively, and cemetery trust earnings for the nine months ended July 31, 2010 and 2009 were $1,915 and $2,701, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.
     A reconciliation of total segment gross profit to total earnings before income taxes for the three and nine months ended July 31, 2010 and 2009 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Gross profit for reportable segments	$22,200	$19,333	$72,285	$68,011
Corporate general and administrative expenses	(7,686)	(8,089)	(20,188)	(22,601)
Hurricane related charges, net	(30)	(46)	(62)	(566)
Separation charges	—	—	—	(275)
Net impairment losses on dispositions	—	(117)	—	(215)
Other operating income, net	607	397	1,051	960
Interest expense	(6,184)	(6,597)	(18,531)	(21,358)
Gain (loss) on early extinguishment of debt	(106)	2,414	(89)	5,798
Investment and other income, net	62	12	122	85

Earnings before income taxes	$8,863	$7,307	$34,588	$29,839

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2010 and 2009.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Service revenue
Funeral	$45,313	$41,821	$136,364	$132,658
Cemetery	14,272	13,952	45,081	44,062

	59,585	55,773	181,445	176,720

Merchandise revenue
Funeral	19,978	22,631	69,112	71,861
Cemetery	38,035	34,315	108,777	100,456

	58,013	56,946	177,889	172,317

Other revenue
Funeral	1,751	1,565	5,060	4,488
Cemetery	3,566	3,468	11,280	10,175

	5,317	5,033	16,340	14,663

Total revenue	$122,915	$117,752	$375,674	$363,700

Service costs
Funeral	$15,738	$14,497	$45,370	$43,883
Cemetery	10,455	10,568	30,810	29,941

	26,193	25,065	76,180	73,824

Merchandise costs
Funeral	13,292	14,073	42,447	43,647
Cemetery	23,299	22,479	69,654	67,419

	36,591	36,552	112,101	111,066

Facility expenses
Funeral	23,497	23,037	72,262	70,287
Cemetery	14,434	13,765	42,846	40,512

	37,931	36,802	115,108	110,799

Total costs	$100,715	$98,419	$303,389	$295,689

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2010 and October 31, 2009 and for the three and nine months ended July 31, 2010 and 2009, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$62,261	$428	$4,353	$—	$67,042
Cemetery	—	50,435	790	4,648	—	55,873

	—	112,696	1,218	9,001	—	122,915

Costs and expenses:
Funeral	—	49,134	273	3,120	—	52,527
Cemetery	—	43,741	579	3,868	—	48,188

	—	92,875	852	6,988	—	100,715

Gross profit	—	19,821	366	2,013	—	22,200
Corporate general and administrative expenses	(7,686)	—	—	—	—	(7,686)
Hurricane related charges, net	(30)	—	—	—	—	(30)
Other operating income, net	18	547	—	42	—	607

Operating earnings (loss)	(7,698)	20,368	366	2,055	—	15,091
Interest expense	(690)	(5,025)	(2)	(467)	—	(6,184)
Loss on early extinguishment of debt	(106)	—	—	—	—	(106)
Investment and other income, net	62	—	—	—	—	62
Equity in subsidiaries	8,920	413	—	—	(9,333)	—

Earnings before income taxes	488	15,756	364	1,588	(9,333)	8,863
Income tax expense (benefit)	(5,551)	7,066	80	1,229	—	2,824

Net earnings	6,039	8,690	284	359	(9,333)	6,039
Other comprehensive income, net	12	—	—	12	(12)	12

Comprehensive income	$6,051	$8,690	$284	$371	$(9,345)	$6,051

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$61,217	$497	$4,303	$—	$66,017
Cemetery	—	46,813	786	4,136	—	51,735

	—	108,030	1,283	8,439	—	117,752

Costs and expenses:
Funeral	—	48,093	314	3,200	—	51,607
Cemetery	—	42,379	673	3,760	—	46,812

	—	90,472	987	6,960	—	98,419

Gross profit	—	17,558	296	1,479	—	19,333
Corporate general and administrative expenses	(8,089)	—	—	—	—	(8,089)
Hurricane related charges, net	(44)	(2)	—	—	—	(46)
Net impairment losses on dispositions	—	2	—	(119)	—	(117)
Other operating income, net	20	317	—	60	—	397

Operating earnings (loss)	(8,113)	17,875	296	1,420	—	11,478
Interest expense	(87)	(5,990)	(28)	(492)	—	(6,597)
Gain on early extinguishment of debt	2,414	—	—	—	—	2,414
Investment and other income, net	12	—	—	—	—	12
Equity in subsidiaries	8,354	32	—	—	(8,386)	—

Earnings before income taxes	2,580	11,917	268	928	(8,386)	7,307
Income tax expense (benefit)	(3,512)	4,401	86	240	—	1,215

Net earnings	6,092	7,516	182	688	(8,386)	6,092
Other comprehensive loss, net	(1)	—	—	(1)	1	(1)

Comprehensive income	$6,091	$7,516	$182	$687	$(8,385)	$6,091

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2010
		Guarantor
		Subsidiaries-	Guarantor	Non-Guarantor
	Parent	Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$196,079	$1,383	$13,074	$—	$210,536
Cemetery	—	147,981	2,191	14,966	—	165,138

	—	344,060	3,574	28,040	—	375,674

Costs and expenses:
Funeral	—	149,736	832	9,511	—	160,079
Cemetery	—	129,447	1,848	12,015	—	143,310

	—	279,183	2,680	21,526	—	303,389

Gross profit	—	64,877	894	6,514	—	72,285
Corporate general and administrative expenses	(20,188)	—	—	—	—	(20,188)
Hurricane related recoveries (charges), net	(117)	—	55	—	—	(62)
Other operating income, net	60	839	3	149	—	1,051

Operating earnings (loss)	(20,245)	65,716	952	6,663	—	53,086
Interest expense	(1,172)	(15,923)	(13)	(1,423)	—	(18,531)
Loss on early extinguishment of debt	(89)	—	—	—	—	(89)
Investment and other income, net	121	1	—	—	—	122
Equity in subsidiaries	32,133	658	—	—	(32,791)	—

Earnings before income taxes	10,748	50,452	939	5,240	(32,791)	34,588
Income tax expense (benefit)	(11,169)	21,151	258	2,431	—	12,671

Net earnings	21,917	29,301	681	2,809	(32,791)	21,917
Other comprehensive income, net	12	—	—	12	(12)	12

Comprehensive income	$21,929	$29,301	$681	$2,821	$(32,803)	$21,929

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2009
		Guarantor
		Subsidiaries-	Guarantor	Non-Guarantor
	Parent	Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$194,481	$1,397	$13,129	$—	$209,007
Cemetery	—	139,701	2,200	12,792	—	154,693

	—	334,182	3,597	25,921	—	363,700

Costs and expenses:
Funeral	—	147,551	880	9,386	—	157,817
Cemetery	—	125,322	1,905	10,645	—	137,872

	—	272,873	2,785	20,031	—	295,689

Gross profit	—	61,309	812	5,890	—	68,011
Corporate general and administrative expenses	(22,601)	—	—	—	—	(22,601)
Hurricane related recoveries (charges), net	(670)	104	—	—	—	(566)
Separation charges	(55)	(220)	—	—	—	(275)
Net impairment losses on dispositions	(8)	(88)	—	(119)	—	(215)
Other operating income, net	39	804	1	116	—	960

Operating earnings (loss)	(23,295)	61,909	813	5,887	—	45,314
Interest expense	(1,488)	(18,264)	(90)	(1,516)	—	(21,358)
Gain on early extinguishment of debt	5,798	—	—	—	—	5,798
Investment and other income, net	85	—	—	—	—	85
Equity in subsidiaries	32,661	455	—	—	(33,116)	—

Earnings before income taxes	13,761	44,100	723	4,371	(33,116)	29,839
Income tax expense (benefit)	(5,963)	14,804	202	1,072	—	10,115

Net earnings	19,724	29,296	521	3,299	(33,116)	19,724
Other comprehensive loss, net	(4)	—	—	(4)	4	(4)

Comprehensive income	$19,720	$29,296	$521	$3,295	$(33,112)	$19,720

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2010
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,454	$7,067	$42	$110	$—	$59,673
Certificates of deposit and marketable securities	15,000	—	—	429	—	15,429
Receivables, net of allowances	5,604	46,707	507	4,270	—	57,088
Inventories	318	33,310	347	2,140	—	36,115
Prepaid expenses	1,642	4,096	65	1,957	—	7,760
Deferred income taxes, net	13,086	10,868	35	1,483	—	25,472
Intercompany receivables	7,782	—	—	—	(7,782)	—

Total current assets	95,886	102,048	996	10,389	(7,782)	201,537
Receivables due beyond one year, net of allowances	—	48,285	427	13,637	—	62,349
Preneed funeral receivables and trust investments	—	390,976	—	9,402	—	400,378
Preneed cemetery receivables and trust investments	—	193,587	1,094	6,390	—	201,071
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	347,085	11,151	25,674	—	383,910
Property and equipment, at cost	56,448	472,673	2,286	38,930	—	570,337
Less accumulated depreciation	39,656	221,724	1,131	16,178	—	278,689

Net property and equipment	16,792	250,949	1,155	22,752	—	291,648
Deferred income taxes, net	19,575	70,534	—	9,965	(3,276)	96,798
Cemetery perpetual care trust investments	—	209,711	8,733	3,924	—	222,368
Other assets	6,761	4,890	8	1,035	—	12,694
Intercompany receivables	704,288	—	—	—	(704,288)	—
Equity in subsidiaries	14,515	8,779	—	—	(23,294)	—

Total assets	$857,817	$1,854,245	$23,612	$122,955	$(738,640)	$2,119,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,814	70,164	140	5,268	—	91,386
Intercompany payables	—	—	—	7,782	(7,782)	—

Total current liabilities	15,819	70,164	140	13,050	(7,782)	91,391
Long-term debt, less current maturities	325,482	—	—	—	—	325,482
Deferred income taxes	—	—	3,276	—	(3,276)	—
Intercompany payables	—	691,420	2,307	10,561	(704,288)	—
Deferred preneed funeral revenue	—	198,676	—	46,549	—	245,225
Deferred preneed cemetery revenue	—	233,995	305	26,971	—	261,271
Deferred preneed funeral and cemetery receipts held in trust	—	526,462	1,051	6,469	—	533,982
Perpetual care trusts’ corpus	—	207,072	8,702	3,839	—	219,613
Other long-term liabilities	17,712	2,038	—	53	—	19,803
Negative equity in subsidiaries	75,582	—	—	—	(75,582)	—

Total liabilities	434,595	1,929,827	15,781	107,492	(790,928)	1,696,767

Common stock	93,186	102	324	52	(478)	93,186
Other	329,989	(75,684)	7,507	15,364	52,813	329,989
Accumulated other comprehensive income	47	—	—	47	(47)	47

Total shareholders’ equity	423,222	(75,582)	7,831	15,463	52,288	423,222

Total liabilities and shareholders’ equity	$857,817	$1,854,245	$23,612	$122,955	$(738,640)	$2,119,989

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2009
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$5,096	$52	$926	$—	$62,808
Receivables, net of allowances	7,062	47,388	504	4,485	—	59,439
Inventories	269	33,440	312	2,135	—	36,156
Prepaid expenses	1,218	3,804	38	1,688	—	6,748
Deferred income taxes, net	9,006	11,168	47	1,494	—	21,715
Intercompany receivables	6,000	—	—	—	(6,000)	—

Total current assets	80,289	100,896	953	10,728	(6,000)	186,866
Receivables due beyond one year, net of allowances	—	48,783	420	13,808	—	63,011
Preneed funeral receivables and trust investments	—	379,899	—	9,613	—	389,512
Preneed cemetery receivables and trust investments	—	185,447	1,124	6,846	—	193,417
Goodwill	—	227,401	48	19,787	—	247,236
Cemetery property, at cost	—	348,627	11,315	26,035	—	385,977
Property and equipment, at cost	53,956	466,187	2,183	38,136	—	560,462
Less accumulated depreciation	36,015	208,806	994	15,190	—	261,005

Net property and equipment	17,941	257,381	1,189	22,946	—	299,457
Deferred income taxes, net	—	107,636	—	10,415	(4,653)	113,398
Cemetery perpetual care trust investments	—	193,616	8,207	3,653	—	205,476
Other assets	8,402	5,196	6	1,050	—	14,654
Intercompany receivables	765,490	—	—	—	(765,490)	—
Equity in subsidiaries	15,065	8,121	—	—	(23,186)	—

Total assets	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,209	75,920	199	4,678	—	96,006
Intercompany payables	—	—	—	6,000	(6,000)	—

Total current liabilities	15,214	75,920	199	10,678	(6,000)	96,011
Long-term debt, less current maturities	339,721	—	—	—	—	339,721
Deferred income taxes	1,672	—	2,981	—	(4,653)	—
Intercompany payables	—	747,847	3,402	14,241	(765,490)	—
Deferred preneed funeral revenue	—	200,990	—	46,835	—	247,825
Deferred preneed cemetery revenue	—	239,177	277	27,510	—	266,964
Deferred preneed funeral and cemetery receipts held in trust	—	507,912	1,045	5,830	—	514,787
Perpetual care trusts’ corpus	—	192,324	8,208	3,636	—	204,168
Other long-term liabilities	17,040	3,716	—	115	—	20,871
Negative equity in subsidiaries	104,883	—	—	—	(104,883)	—

Total liabilities	478,530	1,967,886	16,112	108,845	(881,026)	1,690,347

Common stock	92,684	102	324	52	(478)	92,684
Other	315,938	(104,985)	6,826	15,949	82,210	315,938
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	408,657	(104,883)	7,150	16,036	81,697	408,657

Total liabilities and shareholders’ equity	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2010
		Guarantor		Non-
		Subsidiaries-	Guarantor	Guarantor
	Parent	Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$955	$44,143	$917	$3,130	$—	$49,145

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of certificates of deposit and marketable securities	(15,000)	—	—	(661)	—	(15,661)
Proceeds from sale of assets	—	388	—	—	—	388
Additions to property and equipment	(2,320)	(8,424)	(87)	(733)	—	(11,564)
Other	—	136	—	—	—	136

Net cash used in investing activities	(17,320)	(7,900)	(87)	(1,144)	—	(26,451)

Cash flows from financing activities:
Repayments of long-term debt	(18,423)	—	—	—	—	(18,423)
Intercompany receivables (payables)	37,914	(34,272)	(840)	(2,802)	—	—
Retirement of common stock warrants	(2,118)	—	—	—	—	(2,118)
Issuance of common stock	621	—	—	—	—	621
Retirement of call options	2,370	—	—	—	—	2,370
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(8,278)	—	—	—	—	(8,278)
Excess tax benefits from share-based payment arrangements	37	—	—	—	—	37

Net cash provided by (used in) financing activities	12,085	(34,272)	(840)	(2,802)	—	(25,829)

Net increase (decrease) in cash	(4,280)	1,971	(10)	(816)	—	(3,135)
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$52,454	$7,067	$42	$110	$—	$59,673

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,345	$39,487	$1,036	$7,722	$—	$63,590

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of marketable securities	—	—	—	(199)	—	(199)
Proceeds from sale of assets	292	202	—	—	—	494
Purchase of subsidiaries and other investments, net of cash acquired	(300)	(1,623)	—	—	—	(1,923)
Additions to property and equipment	(4,144)	(10,281)	(130)	(474)	—	(15,029)
Other	—	37	—	—	—	37

Net cash used in investing activities	(4,152)	(11,665)	(130)	(423)	—	(16,370)

Cash flows from financing activities:
Repayments of long-term debt	(39,901)	—	—	—	—	(39,901)
Intercompany receivables (payables)	35,778	(26,734)	(885)	(8,159)	—	—
Retirement of common stock warrants	(4,981)	—	—	—	—	(4,981)
Issuance of common stock	225	—	—	—	—	225
Retirement of call options	5,111	—	—	—	—	5,111
Purchase and retirement of common stock	(52)	—	—	—	—	(52)
Debt refinancing costs	(2,029)	—	—	—	—	(2,029)
Dividends	(6,953)	—	—	—	—	(6,953)

Net cash used in financing activities	(12,802)	(26,734)	(885)	(8,159)	—	(48,580)

Net increase (decrease) in cash	(1,609)	1,088	21	(860)	—	(1,360)
Cash and cash equivalents, beginning of period	65,593	4,332	22	2,627	—	72,574

Cash and cash equivalents, end of period	$63,984	$5,420	$43	$1,767	$—	$71,214

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and nine months ended July 31, 2010 and 2009 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net earnings	$6,039	$6,092	$21,917	$19,724
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($6), $0, ($6)and $2, respectively	12	(1)	12	(4)
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(17,308)	74,562	38,359	61,993
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	17,308	(74,562)	(38,359)	(61,993)

Total other comprehensive income (loss)	12	(1)	12	(4)

Total comprehensive income	$6,051	$6,091	$21,929	$19,720

(13) Long-term Debt

	July 31, 2010	October 31, 2009
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $10,913 and $12,912 as of July 31, 2010 and October 31, 2009, respectively	$75,503	$74,504
3.375% senior convertible notes due 2016, net of unamortized discount of $10,092 and $14,858 as of July 31, 2010 and October 31, 2009, respectively	49,893	65,127
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of July 31, 2010 and October 31, 2009, partially secured by assets of subsidiaries, with maturities through 2022	91	95

Total long-term debt	325,487	339,726
Less current maturities	5	5

	$325,482	$339,721

Fair Value
     As of July 31, 2010, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $75,623 and $49,983, respectively, compared to fair values of $79,353 and $52,427, respectively. As of July 31, 2010, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $205,729 compared to a fair value of $208,009.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Long-term Debt—(Continued)
Senior Convertible Notes
          During the nine months ended July 31, 2010, the Company purchased $1,000 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market. During the three and nine months ended July 31, 2010, the Company purchased $20,000 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 in the open market. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases, the Company recorded $106 and $89 in pre-tax losses on early extinguishment of debt during the three and nine months ended July 31, 2010, respectively. The Company also recorded $2,414 and $5,798 in pre-tax gains on early extinguishment of debt during the three and nine months ended July 31, 2009, respectively, related to debt purchases occurring during those periods.
          Although the Company recorded a loss from the early extinguishment of debt for the three months ended July 31, 2010, the Company was able to purchase the $20,000 of aggregate principal amount of its 3.375 percent senior convertible notes for $17,525 in the open market thereby representing savings of $2,475 and annual interest savings of $675. Since the inception of the debt repurchase program and including $14,866 of purchases of aggregate principal amounts of its 3.375 percent senior convertible notes subsequent to the quarter ended July 31, 2010, the Company has repurchased a total of $118,465 of aggregate principal of its senior convertible notes in the open market for a total of $91,964 thereby representing savings of approximately $26,501 while producing annual interest savings of $3,777.
Adoption of Convertible Debt Guidance
          In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The Company used the market valuations of its 6.25 percent senior notes due 2013 as the basis for estimating fair value. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt.
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
          The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately 4 years and 5.75 years, respectively. The carrying value of the equity component of the 2014 Notes as of July 31, 2010 and October 31, 2009 was $15,995 and $16,008, respectively. The carrying value of the equity component of the 2016 Notes as of July 31, 2010 and October 31, 2009 was $18,219 and $18,993, respectively. The amount of interest expense recorded for the senior convertible notes related both to the contractual interest coupon and amortization of the discount on the liability component was $2,354 and $2,982 for the three months ended July 31, 2010 and 2009, respectively, and was $7,212 and $9,975 for the nine months ended July 31, 2010 and 2009,

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Long-term Debt—(Continued)
respectively. For the three and nine months ended July 31, 2010 and 2009, the coupon and amortization of the discount yielded an effective interest rate of approximately 6.96 percent on the 2014 Notes and the 2016 Notes.
          Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during the three and nine months ended July 31, 2010, fiscal year 2009 or fiscal year 2008.
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
          Also, in connection with the sale of the senior convertible notes in 2007, the Company purchased call options with respect to its Class A common stock from Bank of America/Merrill Lynch International. The call options cover, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options. In connection with the purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares covered by the call options was reduced to 7,820,095 related to the 2014 Notes and 5,428,259 related to the 2016 Notes.
          The Company also entered into warrant transactions in 2007 whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with the purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares subject to the warrants was reduced to 6,913,280 related to the 2014 Notes and 4,798,800 related to the 2016 Notes.

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
(14) Income Taxes
          The Company continues to pursue several tax planning strategies. The Company received IRS approval in fiscal year 2010 on three pending requests for changes in tax accounting methods, which will result in the deferral of approximately $78.0 million of taxable income. The combination of these three changes increases the current net operating loss carryforward to approximately $98.0 million and will significantly reduce federal income tax cash payments (approximately $34.0 million) for the next two to three years beginning in 2010.
(15) Subsequent Events
          As of August 31, 2010, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 1.5 percent, or approximately $11,500, from July 31, 2010.
          Subsequent to July 31, 2010 through August 31, 2010, the Company purchased an additional $14,866 aggregate principal amount of its senior convertible notes in the open market.

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
          This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors in our 2009 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
Overview
General
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of July 31, 2010, we owned and operated 218 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2009 Form 10-K.
          As of November 1, 2009, we adopted guidance regarding the accounting for our 2014 and 2016 senior convertible notes and applied the change retrospectively for all periods presented. See Note 2 and Note 13 to the condensed consolidated financial statements for further information on the impact of the accounting change on our statements of earnings and balance sheets.
Financial Summary
          For the third quarter of fiscal year 2010, net earnings decreased $0.1 million to $6.0 million from $6.1 million for the third quarter of fiscal year 2009. Revenue increased $5.2 million to $122.9 million for the quarter ended July 31, 2010. Funeral revenue increased $1.0 million to $67.0 million in the third quarter of 2010. During the third quarter of 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.1 percent and an increase in average revenue per cremation service of 3.8 percent. These increases were partially offset by a shift in mix to lower-priced cremation services and a decrease in funeral trust earnings which resulted in an overall increase of 1.5 percent in the same-store average revenue per funeral service. The increases in same-store average revenue were partially offset by a 1.2 percent, or 156 event, decrease in same-store funeral services performed, which is less than one event per funeral home. Cemetery revenue increased $4.2 million to $55.9 million for the quarter ended July 31, 2010. This increase is due primarily to a $2.2 million, or 9.5 percent, increase in cemetery property sales, a $1.2 million improvement in the reserve for cancellations and a $1.0 million increase in merchandise delivered. Consolidated gross profit increased $2.9 million to $22.2 million for the quarter ending July 31, 2010, primarily due to a $2.8 million increase in cemetery gross profit and a $0.1 million increase in funeral gross profit.
          Interest expense decreased $0.4 million to $6.2 million during the third quarter of 2010 primarily due to the significant repurchases of our senior convertible notes in the open market. For the three months ended July 31, 2010 and 2009, we purchased $20.0 million and $35.7 million, respectively, aggregate principal amount of our senior convertible notes in the open market. As a result, we recorded a net loss on early extinguishment of debt of $0.1 million for the three months ended July 31, 2010, compared to a net gain of $2.4 million on early extinguishment of debt for the three months ended July 31, 2009. Although we recorded a loss from the early extinguishment of debt for the three months ended July 31, 2010, we were able to purchase the $20.0 million of aggregate principal amount of our 3.375 percent senior convertible notes for $17.5 million in the open market thereby representing savings of $2.5 million and annual interest savings of $0.7 million. The effective tax rate for the third quarter of 2010 increased to 31.9 percent from 16.6 percent for the same period in 2009. The decreased rate for the three months ended July 31, 2009 was primarily caused by tax benefits recorded in 2009 for reductions in our tax valuation allowance for net operating loss carryforwards for certain states and a U.S. possession, partially offset by an increase in the rate due to a lower dividend exclusion.
          For the third quarter of 2010, preneed cemetery property sales increased 9.5 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales decreased 7.4 percent during the third quarter of 2010 compared to the third quarter of 2009. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          For the nine months ended July 31, 2010, net earnings increased $2.2 million to $21.9 million from $19.7 million for the same period of fiscal year 2009. Revenue increased $12.0 million to $375.7 million for the nine months ended July 31, 2010. Funeral revenue increased $1.6 million to $210.6 million in the first nine months of 2010. The increase in funeral revenue is partially due to a $0.7 million increase in funeral earnings related to trust activities. During the nine months ended July 31, 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.8 percent and an increase in average revenue per cremation service of 2.8 percent. These increases were partially offset by a shift in mix to lower-priced cremation services which resulted in an overall increase in same-store average revenue per funeral service of 0.5 percent. The increases in same-store average revenue were partially offset by a 1.7 percent, or 732 event, decrease in same-store funerals services performed, which we believe is consistent with industry wide data. Cemetery revenue increased $10.4 million to $165.1 million for the nine months ended July 31, 2010. This increase is due primarily to a $5.0 million, or 7.6 percent, increase in cemetery property sales, a $3.4 million increase in merchandise delivered and a $2.6 million improvement in the reserve for cancellations. The increases were partially offset by a $1.1 million decrease in construction during the period on various cemetery projects primarily due to a high rate of completion on construction of several private mausoleums completed in the first nine months of fiscal 2009. Consolidated gross profit increased $4.3 million to $72.3 million for the nine months ending July 31, 2010. This compares to $68.0 million of gross profit for the nine months ended July 31, 2009, which included a $3.2 million charge to record our probable funding obligation related to our perpetual care trusts.
          Corporate general and administrative expenses decreased $2.4 million to $20.2 million for the nine months ended July 31, 2010 largely due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation and employee benefits. Interest expense decreased $2.8 million to $18.6 million during the first nine months of fiscal 2010 primarily due to the significant repurchases of our senior convertible notes in the open market. For the nine months ended July 31, 2010 and 2009, we purchased $21.0 million and $58.3 million, respectively, aggregate principal amount of our senior convertible notes in the open market. As a result, we recorded a net loss on early extinguishment of debt of $0.1 million for the nine months ended July 31, 2010, compared to a net gain on early extinguishment of debt of $5.8 million for the nine months ended July 31, 2009. Although we recorded a loss from the early extinguishment of debt for the nine months ended July 31, 2010, we were able to purchase the $21.0 million of aggregate principal amount of our senior convertible notes for $18.4 million in the open market thereby representing savings of $2.6 million and annual interest savings of $0.7 million. Since the inception of the debt repurchase program and including $14.9 million of purchases of aggregate principal amounts of our 3.375 percent senior convertible notes subsequent to the quarter ended July 31, 2010, we have repurchased a total of $118.5 million of aggregate principal of our senior convertible notes in the open market for a total of $92.0 million thereby representing savings of approximately $26.5 million while producing annual interest savings of $3.8 million. The effective tax rate for the nine months ended July 31, 2010 increased to 36.6 percent from 33.9 percent for the same period in 2009. The decreased rate for the nine months ended July 31, 2009 was primarily caused by a tax benefit recorded in 2009 for a reduction in our tax valuation allowance for net operating loss carryforwards for certain states and a U.S. possession.

          For the first nine months of 2010, preneed cemetery property sales increased 7.6 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales decreased 0.3 percent during the nine months ended July 31, 2010 compared to the same period of last year. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          Due to the recent decline in the overall financial markets, our preneed funeral and cemetery merchandise and services trusts and our perpetual care trusts declined during the third quarter of fiscal year 2010. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total decline, including both realized and unrealized losses, of 2.3 percent, and our cemetery perpetual care trusts experienced a total decline, including both realized and unrealized losses, of 0.4 percent. As of July 31, 2010, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts decreased 2.6 percent, or approximately $20.5 million, from April 30, 2010.
          As of July 31, 2010 and October 31, 2009, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $162.8 million and $192.9 million, respectively, lower than our cost basis. We review our investment portfolio quarterly, and as part of that review during the quarter ended July 31, 2010, we determined we no longer had the intent to hold certain securities until they recover in value. In addition, there were certain securities that we have previously deemed other than temporarily impaired that further declined in value in the third quarter of fiscal 2010. As a result, in the third quarter of fiscal 2010, we realized additional losses of $3.6 million. These losses were allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed.
          In our cemetery perpetual care trusts, as of July 31, 2010 and October 31, 2009, the fair market value of our investments were $48.4 million and $56.7 million, respectively, lower than our cost basis. See Note 5 to the condensed consolidated financial statements for further information on the estimated probable funding obligation.
          The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of July 31, 2010 and October 31, 2009, we had $213.3 million and $220.7 million, respectively, in distributable earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are ultimately performed.
          As of August 31, 2010, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts decreased 1.5 percent, or approximately $11.5 million from July 31, 2010.
          The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2009 Form 10-K.
          Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. When we review our backlog for potential loss contracts, we consider the impact of the market value of our trust assets. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include anticipated future returns on the investments in our analysis. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts in our backlog. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years and deferred on our consolidated balance sheet until delivery, currently there is sufficient capacity for additional market depreciation before a contract loss would result.
          For additional information regarding our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in this report.
          The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and
	Cemetery
	Merchandise and
	Services	Cemetery Perpetual
	Trusts(1)	Care Trusts(1)
For the quarter ended July 31, 2010	(2.3)%	(0.4)%
For the last twelve months ended July 31, 2010	12.4%	14.2%
For the last five years ended July 31, 2010	1.2%	2.6%
For the last ten years ended July 31, 2010	2.2%	3.0%

(1)	Periods less than a year represent actual returns experienced. Periods of one year or more represent annualized returns.
          Our operations provided cash of $49.1 million compared to $63.6 million for the same period of last year. The decrease in operating cash flow is largely due to $12.1 million of tax refunds received primarily in the third quarter of 2009 due to effective tax planning strategies. We received $8.2 million of net tax refunds in the first nine months of 2009 compared to paying $0.1 million in net tax payments in the first nine months of 2010. The tax payments made during the first nine months of 2010 were made to various state taxing authorities. In addition, we experienced a change in working capital, partly driven by an $8.7 million change in receivables during the first nine months of fiscal year 2010 due in part to the improved cemetery property sales, which are typically financed.
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
Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009
Funeral Operations

	Three Months Ended July 31,
	2010	2009	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$63.4	$62.5	$.9
Corporate Trust Management (1)	3.6	3.5	.1

Total Funeral Revenue	$67.0	$66.0	$1.0

Funeral Costs:
Funeral Home Locations	$52.3	$51.4	$.9
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$52.5	$51.6	$.9

Funeral Gross Profit:
Funeral Home Locations	$11.1	$11.1	$—
Corporate Trust Management (1)	3.4	3.3	.1

Total Funeral Gross Profit	$14.5	$14.4	$.1

Same-Store Analysis for the Three Months Ended July 31, 2010 and 2009

Change in Average	Change in Same-Store
Revenue Per Funeral Service	Funeral Services	Same-Store Cremation Rate
		2010	2009
1.5% (1)	(1.2)%	42.4%	41.8%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2010 and 2009 were $1.1 million and $1.0 million, respectively. Funeral trust earnings recognized in funeral revenue for both the three months ended July 31, 2010 and 2009 were $2.5 million.
          Funeral revenue increased $1.0 million, or 1.5 percent, to $67.0 million in the third quarter of 2010 from $66.0 million in the third quarter of 2009. During the third quarter of 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 2.1 percent and an increase in average revenue per cremation service of 3.8 percent. These averages were partially offset by a shift in mix to lower-priced cremation services and a decrease in funeral trust earnings resulting in an overall increase in the same-store average revenue per funeral service of 1.5 percent. Same-store funeral services decreased 1.2 percent, or 156 events, or less than one event per funeral home. The cremation rate for our same-store operations was 42.4 percent for the third quarter of 2010 compared to 41.8 percent for the third quarter of 2009.
          Funeral gross profit increased $0.1 million, or 0.7 percent, to $14.5 million for the third quarter of 2010 compared to $14.4 million for the same period of 2009.
Cemetery Operations

	Three Months Ended July 31,
			Increase
	2010	2009	(Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$54.1	$49.8	$4.3
Corporate Trust Management (1)	1.8	1.9	(.1)

Total Cemetery Revenue	$55.9	$51.7	$4.2

Cemetery Costs:
Cemetery Locations	$48.0	$46.6	$1.4
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$48.2	$46.8	$1.4

Cemetery Gross Profit:
Cemetery Locations	$6.1	$3.2	$2.9
Corporate Trust Management (1)	1.6	1.7	(.1)

Total Cemetery Gross Profit	$7.7	$4.9	$2.8

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2010 and 2009 were $1.1 million and $1.0 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the three months ended July 31, 2010 and 2009 were $0.7 million and $0.9 million, respectively. Perpetual care trust earnings of $2.2 million and $1.6 million for the three months ended July 31, 2010 and 2009, respectively, are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
          Cemetery revenue increased $4.2 million, or 8.1 percent, to $55.9 million for the quarter ended July 31, 2010 from $51.7 million for the quarter ended July 31, 2009. This increase is due primarily to a $2.2 million, or 9.5 percent, increase in cemetery property sales, a $1.2 million improvement in the reserve for cancellations and a $1.0 million increase in merchandise delivered.
          Cemetery gross profit increased $2.8 million, or 57.1 percent, to $7.7 million for the third quarter of 2010 from $4.9 million for the quarter ended July 31, 2009. The increase in gross profit is primarily due to the $4.2 million increase in revenue, as noted above, offset by a $1.4 million increase in expenses. The increase in expenses is primarily due to the increase in property costs and selling costs resulting from the 9.5 percent increase in cemetery property sales. Cemetery gross profit was also positively impacted during the quarter ended July 31, 2010 by $1.1 million of perpetual care deposits which relate to prior cancellations which we used to offset against our deposit requirements.
Other
          Interest expense decreased $0.4 million to $6.2 million during the third quarter of fiscal year 2010 primarily due to the significant repurchases of our senior convertible notes in the open market.
          The effective tax rate for the three months ended July 31, 2010 was 31.9 percent compared to 16.6 percent for the same period in 2009. The decreased rate for the three months ended July 31, 2009 was primarily caused by tax benefits recorded in 2009 for reductions in our tax valuation allowance for net operating loss carryforwards for certain states and a U.S. possession, partially offset by an increase in the rate due to a lower dividend exclusion.
          In the third quarter of fiscal years 2010 and 2009, we purchased $20.0 million and $35.7 million, respectively, aggregate principal amount of our senior convertible notes in the open market. As a result, we recorded a net loss on early extinguishment of debt of $0.1 million for the three months ended July 31, 2010, compared to a net gain on early extinguishment of debt of $2.4 million for the three months ended July 31, 2009. Although we recorded a loss from the early extinguishment of debt for the three months ended July 31, 2010, we were able to purchase the $20.0 million of aggregate principal amount of our 3.375 percent senior convertible notes for $17.5 million in the open market thereby representing savings of $2.5 million and annual interest savings of $0.7 million.
Preneed Sales into the Backlog
          Net preneed funeral sales decreased 7.4 percent during the third quarter of 2010 compared to the corresponding period in 2009.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $38.6 million in net preneed funeral and cemetery merchandise and services sales (including $19.2 million related to insurance-funded preneed funeral contracts) during the third quarter of 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $41.1 million (including $20.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009
Funeral Operations

	Nine Months Ended July 31,
			Increase
	2010	2009	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$198.6	$197.7	$.9
Corporate Trust Management (1)	12.0	11.3	.7

Total Funeral Revenue	$210.6	$209.0	$1.6

Funeral Costs:
Funeral Home Locations	$159.5	$157.2	$2.3
Corporate Trust Management (1)	.6	.6	—

Total Funeral Costs	$160.1	$157.8	$2.3

Funeral Gross Profit:
Funeral Home Locations	$39.1	$40.5	$(1.4)
Corporate Trust Management (1)	11.4	10.7	.7

Total Funeral Gross Profit	$50.5	$51.2	$(.7)

Same-Store Analysis for the Nine Months Ended July 31, 2010 and 2009

Change in Average Revenue Per Funeral	Change in Same-Store
Service	Funeral Services	Same-Store Cremation Rate
		2010	2009
0.5% (1)	(1.7)%	42.0%	41.2%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2010 and 2009 were $3.4 million and $2.8 million, respectively. Funeral trust earnings recognized in funeral revenue for the nine months ended July 31, 2010 and 2009 were $8.6 million and $8.5 million, respectively.
     Funeral revenue increased $1.6 million, or 0.8 percent, to $210.6 million in the first nine months of fiscal 2010 from $209.0 million in the first nine months of fiscal 2009. The increase in funeral revenue is partially due to a $0.7 million increase in funeral earnings related to trust activities. During the nine months ended July 31, 2010, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.8 percent and an increase in average revenue per cremation service of 2.8 percent. These averages were impacted by a shift in mix to lower-priced cremation services, resulting in an overall increase in the same-store average revenue per funeral service of 0.5 percent. Same-store funeral services decreased 1.7 percent, or 732 events, which we believe is consistent with industry-wide data. The cremation rate for our same-store operations was 42.0 percent for the first nine months of fiscal year 2010 compared to 41.2 percent for the same period of fiscal year 2009.
     Funeral gross profit decreased $0.7 million, or 1.4 percent, to $50.5 million for the first nine months of 2010 compared to $51.2 million for the same period of fiscal 2009, primarily due to a $2.3 million increase in expenses, partially offset by the $1.6 million increase in revenue, as noted above. The increase in expenses is primarily due to an improvement in our worker’s compensation and general liability claims experience in the second quarter of 2009, resulting in a one-time $0.7 million reduction in our self insurance reserve. In addition, we experienced increased litigation costs in the first nine months of 2010.
Cemetery Operations

	Nine Months Ended July 31,
			Increase
	2010	2009	(Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$159.6	$149.1	$10.5
Corporate Trust Management (1)	5.5	5.6	(.1)

Total Cemetery Revenue	$165.1	$154.7	$10.4

Cemetery Costs:
Cemetery Locations	$142.7	$137.2	$5.5
Corporate Trust Management (1)	.6	.7	(.1)

Total Cemetery Costs	$143.3	$137.9	$5.4

Cemetery Gross Profit:
Cemetery Locations	$16.9	$11.9	$5.0
Corporate Trust Management (1)	4.9	4.9	—

Total Cemetery Gross Profit	$21.8	$16.8	$5.0

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2010 and 2009 were $3.6 million and $2.9 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the nine months ended July 31, 2010 and 2009 were $1.9 million and $2.7 million, respectively. Perpetual care trust earnings of $6.0 million and $5.3 million for the nine months ended July 31, 2010 and 2009, respectively, are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $10.4 million, or 6.7 percent, to $165.1 million for the nine months ended July 31, 2010 from $154.7 million for the nine months ended July 31, 2009. This increase is primarily due to a $5.0 million, or 7.6 percent, increase in cemetery property sales, a $3.4 million increase in cemetery merchandise delivered and a $2.6 million improvement in the reserve for cancellations. These increases were partially offset by a $1.1 million decrease in construction during the period on various cemetery projects primarily due to a high rate of completion on construction of several private mausoleums completed in the first nine months of 2009.

     Cemetery gross profit increased $5.0 million, or 29.8 percent, to $21.8 million in the first nine months of 2010. This compares to $16.8 million of cemetery gross profit for the first nine months of 2009, which included a $3.2 million charge to record our probable funding obligation related to our perpetual care trusts. The increase in gross profit is primarily due to the $10.4 million increase in revenue, as noted above, partially offset by a $5.4 million increase in expenses. The increase in expenses is primarily due to the increase in property costs and selling costs resulting from the 7.6 percent increase in cemetery property sales. Cemetery gross profit was also positively impacted during the nine months ended July 31, 2010 by $1.1 million of perpetual care trust deposits which relate to prior cancellations which we used to offset against our deposit requirements.
Other
     Corporate general and administrative expenses decreased $2.4 million to $20.2 million for the first nine months of fiscal 2010 primarily due to a decrease in information technology costs and training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation and employee benefits. We are managing our corporate general and administrative expenses more aggressively in fiscal year 2010.
     Interest expense decreased $2.8 million to $18.6 million during the first nine months of fiscal year 2010 primarily due to the significant repurchases of our senior convertible notes in the open market.
     The effective tax rate for the nine months ended July 31, 2010 was 36.6 percent compared to 33.9 percent for the same period in 2009. The decreased rate for the nine months ended July 31, 2009 was primarily caused by a tax benefit recorded in 2009 for a reduction in our tax valuation allowance for net operating loss carryforwards for certain states and a U.S. possession.
     During the first nine months of fiscal years 2010 and 2009, we purchased $21.0 million and $58.3 million, respectively, aggregate principal amount of our senior convertible notes in the open market. As a result, we recorded a net loss on early extinguishment of debt of $0.1 million for the nine months ended July 31, 2010, compared to a net gain on early extinguishment of debt of $5.8 million for the nine months ended July 31, 2009. Although we recorded a loss from the early extinguishment of debt for the nine months ended July 31, 2010, we were able to purchase the $21.0 million of aggregate principal amount of our senior convertible notes for $18.4 million in the open market thereby representing savings of $2.6 million and annual interest savings of $0.7 million. Since the inception of the debt repurchase program and including $14.9 million of purchases of aggregate principal amounts of our 3.375 percent senior convertible notes subsequent to the quarter ended July 31, 2010, we have repurchased a total of $118.5 million of aggregate principal of our senior convertible notes in the open market for a total of $92.0 million thereby representing savings of approximately $26.5 million while producing annual interest savings of $3.8 million.
     Cash and cash equivalents decreased $3.1 million from October 31, 2009 to July 31, 2010 primarily due to the purchase of $15.7 million in certificates of deposits and marketable securities, partially offset by an increase in cash from normal operations. Current receivables decreased $2.4 million from October 31, 2009 to July 31, 2010 primarily due to collections of prior period sales exceeding receivables for new sales and the collection of income taxes receivable. Current deferred income taxes increased $3.8 million from October 31, 2009 to July 31, 2010 primarily due to an increase in the current portion of the net operating loss in fiscal 2010. Long-term deferred income taxes decreased $16.6 million from October 31, 2009 to July 31, 2010 primarily due to the changes in tax accounting policies made during fiscal year 2010. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the nine months ended July 31, 2010. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $4.7 million from October 31, 2009 to July 31, 2010 primarily due to the timing of payables related to property, plant and equipment and inventory. Accrued payroll decreased $1.5 million from October 31, 2009 to July 31, 2010 primarily due to fiscal year 2009 annual bonuses paid in the first quarter of

2010. We purchased $21.0 million aggregate principal amount of our senior convertible notes during the nine months ended July 31, 2010 resulting in a decrease in long-term debt.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 0.3 percent during the first nine months of fiscal year 2010 compared to the corresponding period in 2009.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $106.5 million in net preneed funeral and cemetery merchandise and service sales (including $56.4 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $107.4 million (including $57.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
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
     As of July 31, 2010, we had no amounts drawn on the $95.0 million senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $8.8 million outstanding letters of credit and the $24.8 million Florida bond, was $61.4 million. We also have the ability to request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility, or a combination thereof, not to exceed $30.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture. We also have $146.4 million in senior convertible notes as of July 31, 2010 of which $86.4 million mature in 2014 and $60.0 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     Beginning in the fourth quarter of fiscal year 2009, we increased our quarterly cash dividend from two and one-half cents per share to three cents per share on our Class A and B common stock, which amounted to $8.3 million for the nine months ended July 31, 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, of which $26.5 million remains available as of July 31, 2010. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During fiscal year 2009, we repurchased $82.6 million aggregate principal amount of our senior convertible notes in the open market at substantial discounts and repurchased an additional $21.0 million aggregate principal amount during the first nine months of fiscal year 2010. Subsequent to July 31, 2010 through August 31, 2010, we purchased an additional $14.9 million aggregate principal amount of our senior convertible notes in the open market. Since inception, we have purchased the senior convertible notes at $26.5 million less than the face value and have achieved $3.8 million of annual cash interest savings.

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
     We continue to pursue several tax planning strategies. We received IRS approval in fiscal year 2010 on three pending requests for changes in tax accounting methods, which will result in the deferral of approximately $78 million of taxable income. The combination of these three changes increases the current net operating loss carryforward to approximately $98 million and will significantly reduce federal income tax cash payments (approximately $34 million) for the next two to three years beginning in 2010. We are continuing to review all of our tax accounting policies to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal year 2009 or to date in fiscal year 2010.
Cash Flow
     Our operations provided cash of $49.1 million for the nine months ended July 31, 2010, compared to $63.6 million for the corresponding period in 2009. The decrease in operating cash flow is largely due to $12.1 million of tax refunds received primarily in the third quarter of 2009 due to effective tax planning strategies. We received $8.2 million of net tax refunds in the first nine months of 2009 compared to paying $0.1 million in net tax payments in the first nine months of 2010. The tax payments made during the first nine months of 2010 were made to various state taxing authorities. In addition, we experienced a change in working capital, partly driven by an $8.7 million change in receivables during the first nine months of fiscal year 2010 due in part to the improved cemetery property sales, which are typically financed.
     Our investing activities resulted in a net cash outflow of $26.5 million for the nine months ended July 31, 2010, compared to a net cash outflow of $16.4 million for the comparable period in 2009. The change is primarily due to $15.0 million in purchases of certificates of deposit in the first nine months of fiscal year 2010. In the first quarter of fiscal year 2010, we entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on our cash balances, while maintaining our FDIC insurance protection. For the nine months ended July 31, 2010, capital expenditures amounted to $11.6 million, which included $8.7 million for maintenance capital expenditures, $2.3 million for growth initiatives and $0.6 million related to the implementation of new business systems. For the nine months ended July 31, 2009, capital expenditures were $15.0 million, which included $8.5 million for maintenance capital expenditures, $4.7 million for growth initiatives and $1.8 million related to the implementation of new business systems. We also purchased a cemetery business in the first quarter of fiscal year 2009 resulting in a net cash outflow of $1.6 million.
     Our financing activities resulted in a net cash outflow of $25.8 million for the nine months ended July 31, 2010, compared to a net cash outflow of $48.6 million for the comparable period in 2009. The change is primarily due to $39.9 million in repayments of long-term debt during the first nine months of fiscal year 2009 compared to $18.4 million for the first nine months of fiscal year 2010. Also, dividends in the first nine months of fiscal year 2010 reflect the increased quarterly dividend rate of $0.030 per share, from $0.025 per share, which went into effect in the fourth quarter of fiscal year 2009.

Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2010.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$346.5	$—	$200.0	$86.4	$60.1
Interest on long-term debt (2)	60.5	17.2	34.5	6.8	2.0
Operating lease obligations (3)	29.0	1.2	6.4	4.2	17.2
Purchase obligations (4)	2.7	2.7	—	—	—
Non-competition agreements (5)	1.2	.1	.5	.2	.4

	$439.9	$21.2	$241.4	$97.6	$79.7

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2010.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 14 years, except for eight leases that expire between 2032 and 2039. Our future minimum lease payments for all operating leases as of July 31, 2010 are $1.2 million, $3.5 million, $2.9 million, $2.3 million, $1.9 million and $17.2 million for the years ending October 31, 2010, 2011, 2012, 2013, 2014 and later years, respectively.

(4)	Represents a construction contract for a funeral home.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
     The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of July 31, 2010.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$13.5	$13.5	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	2.2	—	—	—	2.2

	$15.7	$13.5	$—	$—	$2.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.5 million as of July 31, 2010. As of July 31, 2010, we had net unrealized losses of $42.1 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.7 million; no charge has been recorded for these amounts as of July 31, 2010.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of July 31, 2010, we have recorded $2.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.
     As of July 31, 2010, our outstanding long-term debt obligations amounted to $346.5 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $60.0 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.25 percent senior notes due 2013 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2010.

	Senior
	Secured			Other, Principally
	Revolving			Seller Financing
	Credit	Senior Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2010	$—	$—	$—	$—	$—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	86.4	—	—	86.4
Thereafter	—	60.0	—	.1	60.1

Total long-term debt	$—	$146.4	$200.0	$.1	$346.5

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of July 31, 2010 consist of the following items:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosure about market risk is presented in Item 7A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2009. For a discussion of fair market value as of July 31, 2010 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
     As of July 31, 2010 and October 31, 2009, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $331.4 million and $343.9 million, respectively, compared to fair values of $339.9 million and $339.4 million, respectively. Fair values were determined using quoted market prices. As of July 31, 2010, each approximate 10 percent, or 60 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $6.3 million in the fair value of these instruments. As of October 31, 2009, each approximate 10 percent, or 70 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $9.0 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum approximate
			Total number of	dollar value of shares
			shares purchased as	that may yet be
			part of	purchased under the
	Total number	Average price paid	publicly-announced	plans or
Period	of shares purchased	per share	plans or programs	programs(1)
May 1, 2010 through May 31, 2010	—	$—	—	$26,495,706

June 1, 2010 through June 30, 2010	—	$—	—	$26,495,706

July 1, 2010 through July 31, 2010	—	$—	—	$26,495,706

Total	—	$—	—	$26,495,706

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
September 8, 2010	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

September 8, 2010	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer