Form 10-K
period 2010-10-31
STEWART ENTERPRISES INC
filed 2010-12-16
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-15449
STEWART ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0693290 (I.R.S. Employer Identification No.)

1333 South Clearview Parkway Jefferson, Louisiana (Address of principal executive offices)	70121 (Zip Code)
Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class Class A Common Stock, No Par Value	Name of each Exchange on which registered The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2010, was approximately $547,000,000.
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2010, was 87,973,659 and 3,555,020, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement in connection with the 2011 annual meeting of shareholders are incorporated in Part III of this Report.

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
Operations
     Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2010, our operations included 217 funeral homes and 140 cemeteries in 24 states within the United States and in Puerto Rico.
     General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 120 funerals and 150 burials per year, our facilities perform an average of approximately 250 funerals and 335 burials per year. In addition, approximately 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.
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
     Funeral operations. Our funeral homes offer a complete range of funeral and cremation services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 55 percent of our revenues for fiscal year 2010.
     Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. We also provide cremation memorialization options including columbariums, cremation niches and cremation gardens. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2010, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members, and the barriers to entry for cemeteries are significant. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to related family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.
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
     Third-party affiliations. We have entered into various agreements with faith-based organizations, other non-profit entities and municipalities and plan to pursue more of these types of affiliations in the future. In 1987, we entered into an agreement with the Catholic Archdiocese of New Orleans pursuant to which we constructed and own a mausoleum on one of our cemeteries, and the Archdiocese of New Orleans assists in the promotion of the sale of crypts in the mausoleum to its parishioners. The Company pays the Archdiocese of New Orleans a percentage of the revenue from the sale of all crypts in the mausoleum. Additionally, in fiscal year 1994, we constructed a funeral home and mausoleum on the grounds of the New Orleans Cemetery of the Firemen’s Charitable and Benevolent Association, a non-profit organization. We own and operate the funeral home and mausoleum.
     In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2010, six of these funeral homes were operating. The leases expire in 2039, and we do not have an option to renew. We account for these leases as operating leases. In October 2007, we further expanded our relationship with the Archdiocese of Los Angeles and entered into a contract to manage the preneed sales at eleven of the Archdiocese of Los Angeles cemeteries.
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
     Preneed arrangements. We believe that we are distinguished from our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. Some of these preneed sales are funded by insurance arrangements and some by trust and escrow accounts. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,100 commissioned sales counselors. We estimate that as of October 31, 2010 and October 31, 2009, the future value of our preneed backlog of funeral and cemetery products and services (including estimated future earnings on funds held in trust and the current face value of third-party insurance contracts, in each case using a weighted annual projected return of approximately 4 percent from our trusts for fiscal years 2010 and 2009 and zero percent for increasing death benefits as it is at the discretion of the insurance company), represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Our expertise in preneed sales has historically developed out of, and now complements, our strong cemetery operations. This is because cemetery property, such as a burial plot, is usually the first purchase a family will make when considering preneed arrangements. We build on our relationships with our preneed cemetery property customers by offering them additional preneed products and services such as cemetery merchandise and funeral services. Our focus on preneed cemetery property sales is also important because these sales generate current revenues and higher current cash flows than other types of preneed sales.
     Trusts and escrow accounts. Because preneed services or merchandise will not be provided until the future, most states require that all or a portion of the customer payments under preneed contracts be placed into trust accounts. Generally, the earnings on and principal of the amounts placed in trust are not withdrawn until the underlying service or merchandise is delivered. In addition, pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales (interment rights) is deposited into perpetual care trusts. The income from these trusts is used to defray the cost of maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, we maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Differing state laws govern preneed sales, including matters such as required deposits, permitted withdrawals and customers’ rights regarding contract cancellation, and generally require prudent investment of fund assets. Because of our focus on preneed sales and related trusting activities that accompany selling preneed, our business is impacted by changes in financial markets. For a discussion of the impact of recent financial market conditions on our trusts and related financial results, see Item 1A. “Risk Factors.” In addition, see Notes 4, 5 and 6 to the consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
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
     Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our investment portfolio and for our preneed funeral and cemetery merchandise and services trust and escrow accounts and our cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services for a fee based on the market value of the assets in the trust. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are performed. For additional information, see Note 21 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940. As of October 31, 2010, ITI managed assets with a market value of approximately $785.8 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. The Investment Committee of our Board of Directors has adopted an investment policy statement that provides guidance on asset allocation, investment quality requirements, emphasizes diversification and balances long-term growth objectives with the need for current income. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match or exceed inflation. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
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
     Enhanced cremation offerings. A significant trend in the United States is an increasing preference of consumers for cremation. In fiscal years 2010, 2009 and 2008, 42 percent, 41 percent and 40 percent, respectively, of the funeral services we performed in our operations were cremations. According to industry estimates, 36 percent of funeral services in the United States during 2008 resulted in cremations, and cremations are expected to represent 46 percent of funeral services in the United States by the year 2015. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains. We continue to market our products and services to address the rising demand for cremations. In late fiscal year 2009, we hired a vice president of cremation and in early fiscal year 2010, we hired a senior vice president of cremation, both with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenue and profits. During fiscal year 2010, we began a program of improving our cremation property and merchandise product offerings. We intend to improve our ability to satisfy the needs of those interested in cremation, for example by making them aware of memorialization options in our cremation gardens and columbariums.
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
     E-commerce. During fiscal year 2009, we began using the Internet to create new sales channels and new consumer relationships, and are continuing that initiative. While we did not earn significant revenue from this activity in 2010, we anticipate that our revenue and profits from this activity will increase. During fiscal year 2009, we improved the internet websites of our funeral home and cemetery locations. Many people access our websites to obtain information about services for a deceased relative or friend, and often read an obituary or sign a guest book. We have added to our websites certain products and services that can be purchased to support the family of the deceased, including sending meals and flowers, making personal photobooks, and creating permanent online memorials. Visitors to the websites can also make travel arrangements online and buy books on grief management and related topics. We earn a commission from third-party vendors for any sales made on our websites.
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
     Continuous improvement. We have taken steps over the last four years to improve our purchasing and processing efficiencies. For example in 2005, we had four geographic operating divisions, including four division presidents, four divisional chief financial officers and four divisional offices. In 2006, we instituted a companywide centralized purchasing department to leverage our size and negotiate more favorable supplier and vendor contracts. During 2007, we implemented a new companywide financial software system and in 2008 a new payroll system. In 2009, we eliminated our separate geographic operating divisions. We implemented a companywide image scanning system, and a new contract processing industry-specific software system, that will serve as a platform for a new point of sale system being implemented in fiscal years 2010 and 2011. Also, over the last two years, we implemented a new supplier invoice processing system that has streamlined the way we route, code and approve invoices for payment. During 2008, we established a Continuous Improvement department to work solely on these efforts. We expect that these new systems and processes will improve productivity over time, and, as we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved.
     Financial information about industry and geographic segments. For financial information about our industry segments for fiscal years 2010, 2009 and 2008, see Note 21 to our consolidated financial statements included in Item 8.
Business Strategy
     Our business strategy aims to improve our revenues, profitability and cash flow by implementing our long-term strategic plan, which has three components: our “Best in Class” initiative, our “New Invention” initiative and our “Manage for Cash, Invest for Growth” initiative. We also aim to improve our operating efficiencies, increase our cremation revenues and effectively deploy our cash flow.
     Improve rooftop performance through our “Best in Class” initiative. During fiscal year 2009, we completed the initial implementation of the “Best in Class” component of our strategic plan. The initiative is designed to improve the performance of all of our rooftop locations, by repositioning us from more decentralized practices to more standardized “Best in Class” practices. We have given all managers the same key metrics by which they can measure their performance, and have provided tools to facilitate the sharing of best practices by key metrics across the organization. For example, key metrics include the number of funeral calls and amount of preneed sales. If funeral calls or preneed sales are below expectations at a particular location, our program provides suggestions taken from our best performing locations that the manager can use to help grow funeral calls and preneed sales. We are also looking at locations that are not producing acceptable levels of profitability to determine if changes can be made to achieve “Best in Class” results or if divestiture is the more prudent option. The ultimate goal is organic growth and increased profitability.
     Part of “Best in Class” includes operational improvements. During 2008, we established a Continuous Improvement department to coordinate our increased focus on improving our processes. This effort aims to eliminate waste and inefficiency, produce more timely and accurate information for management, and improve productivity over time. For examples of improvements in our operating efficiencies, see “Operations — Continuous improvement.”
     Additionally through our “Best in Class” initiative, we are focused intently on improving our revenues from cremation customers. We have hired new management devoted solely to this effort and intend to continue to devote significant resources to it. For additional information, see “Operations — Enhanced cremation offerings.” We are also working to expand our third-party affiliations.
     Introduce new related revenue sources through our “New Invention” initiative. The “New Invention” component of our strategic plan seeks to generate new tangential growth opportunities not tied to the growth of our base business. An example of our progress with this initiative is our investment, along with other industry participants, in an internet start-up company called Tributes.com. Tributes.com offers consumers a means to create meaningful and lasting remembrances that either complement or substitute for traditional newspaper obituary notices. Previously, our locations incurred labor costs for preparing obituary notices, but did not receive any compensation from the publications that receive a fee for publishing the notice. Tributes.com is intended to allow us to capture market share in the existing obituary notice revenue stream in each of the communities in which we operate, and to increase that revenue stream by offering additional memorialization options. While Tributes.com is still a start-up company, we believe it will have significant benefits to our company, the industry and the families we serve. Additionally, during fiscal year 2009, we began using the websites of our businesses to create new sales channels. For additional information, see “Operations—E-Commerce.”

     Finally, we are “Managing for Cash, Investing for Growth.” This includes strengthening our balance sheet, supporting our base businesses, growing through prudent acquisitions and supporting new invention. The acquisition component of our strategic plan is to acquire businesses and implement our “Best in Class” practices in them. We will evaluate acquisition opportunities that make sense for our business strategy at prices we believe will result in satisfactory returns to our shareholders.
     Deploy cash flow to improve shareholder returns. During the last five fiscal years, we have generated more than $50 million each year in cash flow from operations. As an indication of our board’s confidence in our company’s solid balance sheet and ability to continue to generate cash flow, our board increased our annual cash dividend by 20 percent to $0.12 per share in September 2009. During fiscal years 2009 and 2010, we repurchased $82.6 million and $35.9 million, respectively, principal amount of our outstanding senior convertible notes at a significant discount to their par value. Since the inception of the debt repurchase program in fiscal year 2009, we have repurchased the senior convertible notes at $26.5 million less than face value and have produced $3.8 million of annual cash interest savings. During fiscal year 2010, we also repurchased 0.8 million shares of our stock under our stock repurchase program for approximately $4.0 million. During fiscal year 2011, we plan to complete the construction of one additional stand-alone funeral home and one funeral home which is part of a combination operation. We will continue to evaluate the use of our cash to pay dividends, repurchase debt and stock, invest in our strategic initiatives, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations and make acquisitions of or investments in death care or related business, with a view towards choosing the best opportunities to enhance long-term shareholder returns.
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
     Large public death care companies have also experienced consolidation. Equity Corporation International, previously the fourth largest public death care company, merged with Service Corporation International (“SCI”) in 1999. Also in 1999, The Loewen Group, Inc., at the time the second largest death care company, entered into bankruptcy proceedings. Loewen emerged from bankruptcy as Alderwoods Group, Inc. in 2002 and was subsequently acquired by SCI in November 2006. In March 2010, SCI acquired Keystone North America, Inc., the fifth largest death care company in North America.
     During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing/restructuring debt. During fiscal years 2000 through 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. During fiscal years 2008, 2009 and 2010, we focused on our new long-term strategic plan and on implementing new business systems to further improve operations. We believe, at the appropriate pricing, that growing our organization through acquisitions can again be a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure.
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
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.5 million in 2008 to 2.9 million in 2020. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 2 percent per year, from 76.8 million in 2000 to 118.1 million in 2020. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.
     Growing demand for cremation. A significant trend in the United States is an increasing preference of consumers for cremations. The trend toward cremations has been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. We are focused intently on improving our revenues from cremations. We have hired new management devoted solely to this effort and intend to continue to devote significant resources to it. For additional information, including information about our strategies to address this trend, see “Operations—Enhanced cremation offerings” above.
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
     On September 29, 2009, Representative Bobby L. Rush (D.-Ill.) introduced H.R. 3655 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was reported favorably by the Energy and Commerce Committee on July 21, 2010, and an estimate of its cost was submitted by the Congressional Budget Office on September 8, 2010. The full House of Representatives has not voted on this bill at this time. We cannot predict the effect this legislation might have on us if passed.
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
Employees
     As of October 31, 2010, we employed approximately 5,200 persons (including approximately 4,000 full-time employees), and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.
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
     Because of our preneed sales activities and the related state trusting requirements that accompany preneed sales, our business is impacted by changes in financial markets. We maintain three types of trusts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Our trust assets are generally invested in a mix of equity and fixed-income securities, and dividend and interest earnings and investment gains and losses are affected by financial market conditions that are not within our control. Generally, declines in market performance reduce the earnings in our trusts and reduce our earnings and cash flow. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise in the future and result in there being less funds available to defray the costs of cemetery maintenance. Any such deficiency would have to be covered by operating cash flow, which could have a material adverse effect on our financial position and results of operations. In addition, our subsidiary, ITI, earns trust management fees based on the fair market value of the trusts managed; therefore, declines in the fair market value of the assets in the trusts decrease the amount of fees we collect and record for trust management.

     In fiscal years 2010, 2009 and 2008, cemetery perpetual care trust earnings, funeral and cemetery merchandise and services trust earnings and ITI trust management fees comprised 6 percent, 6 percent and 7 percent of our revenue, respectively, and 30 percent, 31 percent and 36 percent of our gross profit, for each respective year. During fiscal year 2008 and the first quarter of fiscal year 2009, we experienced significant declines in the market value of our trust portfolio, consistent with overall market declines during that time period. During fiscal year 2010, our preneed funeral and cemetery merchandise and services trusts experienced a total return of 14.2 percent, and our cemetery perpetual care trust experienced a total return of 15.1 percent. However, these improved returns did not restore all of the market value lost during fiscal year 2008 and early 2009. On October 31, 2007, the aggregate market value of our trust portfolio was $926.7 million, and on October 31, 2010, it was $795.4 million. Declines in our perpetual care trust earnings and in revenue for fees we earn for managing our trusts impact current revenue, while earnings on preneed funeral merchandise and services and preneed cemetery merchandise and services are allocated to the underlying contracts and recognized as revenue when the underlying products or services are delivered. During fiscal year 2010, we recognized $1.4 million more in revenue than we did in fiscal year 2009 from trust-related activities, or $30.7 million in fiscal year 2010 compared to $29.3 million in fiscal year 2009. By comparison, in fiscal year 2007, we recognized $38.5 million from trust-related activities. Based on current market conditions as of October 31, 2010, we believe the revenue from trust earnings recognized on delivery of preneed services and merchandise, cemetery perpetual care earnings and trust management fees for fiscal year 2011 would be about the same as for fiscal year 2010. If market conditions further deteriorate or we experience additional realized losses, trust-related revenue would likely further decrease. The preneed contracts we manage are long-term in nature, and we believe the trust investments will appreciate in value over the long-term. However, whether they will appreciate and over what time period are unknown. Additional information regarding our trusts and related risks are described in the risk factors that follow.
Earnings in preneed funeral and cemetery merchandise and services trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower future revenues and cash flows, and potential contract impairment charges.
     Declines in earnings in our preneed funeral and cemetery merchandise and services trusts can cause a decline in our reported future revenues and cash flows. With respect to these trusts, we defer recognition and generally withdrawal of dividends, interest income and realized earnings until the underlying product or service is delivered. Realized gains and losses generally have no immediate impact on our revenues, margins, earnings or cash flow, except to the extent there are tax consequences as described later in these risk factors. Dividends, interest income and realized gains and losses are allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed. In our preneed funeral and cemetery merchandise and services trusts, at October 31, 2010, the fair market value of the investments in the trusts of $565.0 million was $138.6 million lower than our cost basis of $703.6 million. In most of our trusts, unrealized gains and losses are not allocated to individual contracts, in accordance with our trust agreements; however, as gains and losses are realized, they are allocated to the underlying contracts and will affect the amount of earnings we recognize and cash we withdraw at the time the contracts are ultimately performed. As of October 31, 2010, we had $212.1 million in earnings that have been realized and allocated to contracts that we will recognize in the future when the underlying contracts are performed. Therefore, significant unrealized losses in these trusts, if they do not recover over time, can limit future earnings available to us. For fiscal years 2010 and 2009, funeral trust earnings included in our reported revenue amounted to $11.3 million, and cemetery merchandise and service trust earnings amounted to $2.6 million and $3.2 million, respectively.
     If the fair market value of these trusts were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. As of October 31, 2010, no such charge was required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8.
Realized capital losses in preneed funeral and cemetery merchandise and services trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can cause increases in our current period effective tax rate and a reduction of our current period reported net earnings and a reduction in operating cash flows in future periods.

     Approximately one-half of the October 31, 2010 fair market value of our preneed funeral and cemetery merchandise and services trusts are trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred until the contract is performed. For fiscal years 2010 and 2009, the trusts for which we are the grantor realized net losses for book purposes of $1.0 million and $5.1 million, respectively.
     Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, can require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. During fiscal year 2008, we recorded a tax valuation allowance of $7.4 million related to capital losses realized in our preneed funeral and cemetery merchandise and services trusts for which we are the grantor for tax purposes. We recorded an additional $0.4 million tax valuation allowance in fiscal year 2009 and were able to reduce the allowance by $1.8 million in fiscal year 2010. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will recognize more income and pay higher taxes for tax purposes than we will for book purposes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.
     As of October 31, 2010, we have approximately $96.4 million remaining in unrealized losses in trusts for which we are the grantor; hypothetically, if all of these losses were realized at once, this would have resulted in an additional valuation allowance of approximately $38.6 million, assuming a projected tax rate of 40 percent. We currently have only a limited amount of embedded capital gains in our trusts. Also, we have utilized all previous capital gains recorded in tax year 2008 and prior tax years to offset capital losses carried forward from earlier years. Accordingly, if we experience additional realized losses in these trusts and do not have or expect to have future capital gains available (within or outside the trusts) to offset these losses, we would record additional valuation allowances and related reductions of net income.
Earnings in cemetery perpetual care trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower current and potentially future revenues and cash flows. In addition, we may be required to fund realized net capital losses in these trusts, which would have a negative effect on our earnings and cash flow.
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent to 15 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which we operate cemeteries, is used for maintenance of those cemeteries, but principal must generally be held by the trust in perpetuity. The statutory provisions that create and regulate these trusts differ from state to state, as do the regulatory interpretations of the provisions. The trusts are reviewed regularly by the respective state regulatory authorities.
     We currently recognize all dividend and interest income earned and, in states where it is permitted, realized net capital gains generated by cemetery perpetual care trusts. We are currently utilizing some of the cash that could be withdrawn from the trusts to satisfy our funding obligation resulting from previously realized capital losses, which is discussed below. The remaining cash withdrawn is used to defray the costs of cemetery maintenance. Therefore, declines in these eligible distributable earnings in cemetery perpetual care trusts would cause a decline in cash flows. Likewise, sustained declines in these earnings would reduce future revenues and cash flows. As a result, we would need to devote more of our cash flow from other sources to continue to maintain our cemeteries at the same level. For fiscal 2010, earnings in these trusts contributed $7.4 million to cemetery revenue, which includes $2.1 million in capital gains. Unless current market conditions improve substantially, we expect to report earnings from the trusts in the future consistent with fiscal year 2010 which is lower than we have historically earned.
     In our cemetery perpetual care trusts, at October 31, 2010, the fair market value of our investments of $230.4 million was $41.0 million lower than our cost basis of $271.4 million. If we realize losses in our cemetery perpetual care trusts and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trust to cover the net realized loss or may require us to stop withdrawing earnings until future earnings cover the net realized loss.
     In those states where we have withdrawn realized net capital gains in the past, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2010, $13.3 million was recorded for the estimated probable funding obligation. As of October 31, 2010, we had net unrealized losses of $36.4 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     In those states where realized net capital gains have not been withdrawn, due to the different laws and our practices in those states, we do not believe that we will be required to replenish the realized net capital loss, and have not recorded a funding obligation; however, it is possible that regulators may disagree with our conclusion, and future funding obligations may exist. As of October 31, 2010, the realized net capital loss in these trusts was $2.5 million, and the unrealized loss was $4.6 million.
Our distributions from cemetery perpetual care trusts include net realized capital gains on investment sales in states where permitted. If regulations in these states are changed to no longer permit withdrawal of realized capital gains, our cemetery perpetual care trust eligible distributable earnings may be reduced in the future, which would reduce our earnings and cash flows.
     In states where permitted, we withdraw and recognize as revenue net realized capital gains on investment sales in cemetery perpetual care trusts. During fiscal year 2010, we recognized and withdrew $2.1 million of net realized capital gains in cemetery perpetual care trusts. Currently, our portfolio mix in these states is more heavily weighted to investments that potentially generate capital gains, such as equities. In states where we do not withdraw capital gains, our portfolio mix is more heavily weighted to fixed income type securities. We are currently transitioning all cemetery perpetual care trusts to a more diversified asset allocation that emphasizes higher levels of current income while preserving capital. If states where capital gains are currently permitted to be withdrawn make changes in legislation or regulations to not allow capital gains to be withdrawn, our future revenues and cash flow may be reduced from historical levels until we are able to replace some or all of the investments that potentially generate capital gains with ones that generate more ordinary income such as fixed income securities. Given current economic conditions and market values, we may not be able to make that shift quickly without triggering capital losses that could require additional funding obligations.
Reduced market values of preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts will also reduce our trust management fees.
     The fees that our subsidiary, ITI, collects for managing the trusts are based on the fair market value of the trusts as determined by quoted market prices. Thus as market values decline, the earnings ITI collects and the cash we withdraw for managing the trusts is also reduced. To the extent market values do not improve, we will earn less in ITI fees than we have historically earned. During fiscal years 2010, 2009 and 2008, ITI trust management fees collected were approximately $9.4 million, $8.0 million and $10.0 million, respectively.
Our trust portfolio is invested in various sectors, some of which may be more susceptible to additional adverse impact from the current economic environment.
     As of October 31, 2010, approximately 20 percent of our preneed funeral and cemetery merchandise and services trust portfolios and 30 percent of our cemetery perpetual care trust portfolios are invested in the financials sector. For the preneed funeral and cemetery merchandise and services trust portfolio financial sector investments, approximately 57 percent was invested in preferred stock, 29 percent in fixed-income securities and 14 percent in common stock investments. For the cemetery perpetual care trust portfolio financial sector investments, approximately 68 percent was invested in preferred stock, 26 percent in fixed-income securities and six percent in common stock investments. The current economic environment may result in greater declines to the fair market value of our investments in this and other sectors as compared to the performance of our overall trust portfolio and/or market benchmarks, including the S&P 500 Index. Each sector has particular risks associated with it, and depending on our asset allocation, sector mix, company-specific information and future economic events, our portfolio could be at risk for further decline. For additional information, see the section titled “Preneed-Backlog, Trust Portfolio and Cash Impact of Sales” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
A weakened economy could decrease preneed sales. A reduction in discretionary spending could also decrease amounts at-need customers are willing to pay, and could cause third-party insurance providers that fund our insurance-funded preneed funeral contracts to experience financial difficulties.
     A weakened economy that causes customers to reduce discretionary spending could cause, and we believe has caused, a decline in preneed sales, and could also decrease the amounts at-need customers are willing to pay. Declines in preneed cemetery property sales and average revenue per at-need event would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share.
     A weakened economy could also impact our customers’ ability to pay, causing increased delinquencies, increased bad debt and decreased finance charge revenue which would reduce future earnings and cash flow. A weakened economy could also increase costs related to sales force turnover and commissions we are unable to recoup as contract cancellation rates increase. If a contract is cancelled before collecting a specified amount, the related commission is charged back to the sales counselor. If the sales counselor is no longer employed by us when the contract is cancelled, we are often unable to recoup that commission.
     Some of the preneed funeral contracts we sell are funded by life insurance or annuity contracts issued by third-party insurers. The net amount of these contracts that have not been fulfilled as of October 31, 2010 was $530.4 million. These contracts are not reflected in our consolidated balance sheet, but we include them when we discuss our anticipated “backlog” or anticipated future revenue from preneed funeral sales. Approximately 60 percent of these contracts have been funded by Forethought Life Insurance Company. If Forethought or other insurance companies that have issued policies to our customers experience financial difficulties, our potential future revenue associated with these contracts, and commissions we would receive from selling these types of contracts in the future, could be at risk. For a discussion of our revenue recognition policies for insurance-funded preneed funeral contracts, see Note 2(i) to our consolidated financial statements included in Item 8.
Continued economic weakness and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.
     As of October 31, 2010, goodwill amounted to $247.0 million, consisting of $198.3 million in the funeral segment and $48.7 million in the cemetery segment. Our cemetery segment tends to be more sensitive to goodwill impairments because it has a heavier reliance on preneed sales which are impacted by changes in consumer sentiment and customer discretionary income. If current economic conditions worsen causing decreased revenues and increased costs or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairments.
Servicing our debt will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. We have a senior secured revolving credit facility due in 2012, on which no amounts were drawn as of October 31, 2010, and $331.5 million in fixed-rate long-term debt becoming due in 2013 through 2016. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our senior secured revolving credit facility will be sufficient to meet our debt service and other cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility and other long-term debt as they become due. Our ability to generate cash, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our debt agreements. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.
Our same-store funeral call volumes have not increased for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.
     Our same-store funeral call volumes have not increased for a number of years due to many factors described elsewhere in this report, including the number of deaths and intense competition in our markets, and our ability to identify changing consumer preferences. From fiscal years 2006 to 2010, we experienced same-store funeral call volume changes of (0.2) percent, (2.2) percent, 0 percent, (5.9) percent and (2.1) percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or alternative sources of revenue.
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
     We may not be successful in maintaining our margins and may incur additional costs. For example, in the past, we have experienced increased property and casualty insurance costs primarily as a result of hurricanes and natural disasters. On March 23, 2010, the Patient Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. We incurred additional costs in fiscal year 2010 in conjunction with improving our business systems. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
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
     From time to time, unidentified contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends, and statistical analyses, we have recorded an estimated liability for these items of approximately $3 million as of October 31, 2010. To the extent we are made aware of contracts that exceed the estimated liability recorded, or cause us to conclude that we should increase the estimated liability recorded, we would have to record a charge to earnings for the estimated cost to deliver the products and services.
Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of other shareholders.
     As of October 31, 2010, our Chairman, Frank B. Stewart, Jr., held 7,200,236 shares (or approximately 8.1 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. There is no established public trading market for our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 34 percent of our total voting power, while holding approximately 12 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of other shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions such as mergers and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.
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

     Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. In connection with the fiscal year 2009 and 2010 repurchases of our senior convertible notes, the number of shares of Class A common stock subject to the warrants was reduced to 6.9 million related to the senior convertible notes due in 2014 and 3.6 million related to the senior convertible notes due in 2016. For additional information, see Notes 15 and 17 to our consolidated financial statements included in Item 8.
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
     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline and could cause a decline in the number of preneed sales being delivered, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2008 to 2020, longer life spans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.
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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 46 percent of deaths in the United States by the year 2015, compared to 36 percent in 2008. In fiscal years 2008, 2009 and 2010, 40 percent, 41 percent and 42 percent, respectively, of the funeral services we performed in our operations were cremations, and 56 percent, 56 percent and 64 percent of those were direct cremations, respectively. A full service cremation, which includes a funeral service, merchandise and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal years 2007 through 2010, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service cremations and have begun a program of enhancing our cremation memorialization offerings. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.
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
     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, Puerto Rican and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several jurisdictions and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, impose or increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects. On September 29, 2009, Representative Bobby L. Rush (D.-Ill.) introduced H.R. 3655 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was reported favorably by the Energy and Commerce Committee on July 21, 2010, and an estimate of its cost was submitted by the Congressional Budget Office on September 8, 2010. The full House of Representatives has not voted on this bill at this time.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     The following table shows the number of funeral homes and cemeteries we operated in each of our operating segments as of October 31, 2010:

	Number of
Operating Segment	Locations	Geographic Areas
Funeral	217	Alabama, Arkansas, California, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Mississippi, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Puerto Rico

Cemetery	140	Alabama, Arkansas, California, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Puerto Rico

	357

     As of October 31, 2010, approximately 77 percent of our 217 funeral home locations were owned by our subsidiaries, and approximately 23 percent were held under operating leases. The leases have terms ranging from one to 20 years, except for one lease that expires in 2032 and seven leases that expire in 2039 (six of which are with the Archdiocese of Los Angeles). An aggregate of $0.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.
     As of October 31, 2010, we owned 140 cemeteries covering a total of approximately 9,900 acres. Although approximately 38 percent of the total acreage is available for future development, life spans of our cemeteries can be extended by different types of cemetery development such as the construction of mausoleums, columbariums, niche spaces and cremation gardens.
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

Name	Age	Position

Thomas J. Crawford	57	President, Chief Executive Officer and Director(1)

Thomas M. Kitchen	63	Senior Executive Vice President, Chief Financial Officer and Director(2)

Lawrence B. Hawkins	62	Executive Vice President and President—Investors Trust, Inc.

Martin de Laurèal	59	Senior Vice President of Corporate Development and Investor Relations(3)

Lewis J. Derbes, Jr.	39	Senior Vice President of Finance, Treasurer and Secretary(4)

Christine Hunsaker	44	Senior Vice President of Cremation(5)

Kenneth G. Myers, Jr.	53	Senior Vice President of Operations(6)

G. Kenneth Stephens, Jr.	49	Senior Vice President of Sales(7)

Larry Merington	56	Vice President of Strategic Market Development(8)

Lisa T. Winningkoff	43	Vice President and Senior Administrative Officer(9)

Angela M. Lacour	38	Vice President, Corporate Controller and Chief Accounting Officer(10)

(1)	Mr. Crawford has served as our President, Chief Executive Officer and a Director since March 31, 2007. Prior to that, he served on behalf of Sorenson Capital Partners, a private equity group, as Chief Executive Officer of Erickson Companies, a regional residential framing company with manufacturing operations in Arizona, California and Nevada. From 2003 to 2004, he was a Senior Consultant to Carew, International, a sales process consulting and training company. He was Chairman, Chief Executive Officer and President of publicly-traded The York Group, Inc., one of the largest casket manufacturers in the United States, from 2000 until its merger with Matthews International Corporation in 2002. From 1997 to 1999, he was Executive Vice President of Sales and Marketing of Lozier Corporation, a manufacturer of retail display fixtures and systems. From 1979 to 1997, he served in various positions with the Batesville Casket Company, a leading manufacturer and supplier of caskets, including Vice President and General Manager — Hardwood Products Group, Vice President of New Business Development, Vice President of Marketing and Vice President of Logistics. Additionally, he held the positions of Director of Corporate Development for both the Batesville Casket Company and its parent company, Hillenbrand Industries.

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

(3)	On November 1, 2007, Mr. de Laurèal was appointed Senior Vice President of Corporate Development and Investor Relations. He joined the Company in 1977 and has held numerous management positions. Mr. de Laurèal has also served as President of Acme Mausoleum Corporation since January 2007. From December 1995 to December 2003, he was Vice President of Investor Relations, and from December 2003 to November 2007, he was Senior Vice President of Investor and Corporate Relations.

(4)	On July 1, 2008, Mr. Derbes was appointed Senior Vice President of Finance, and continues his positions as Secretary and Treasurer. Prior to that time, he served as Vice President, Secretary and Treasurer of the Company since May 2005. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.

(5)	On December 1, 2009, Ms. Hunsaker was appointed Senior Vice President of Cremation. From March 2009 through November 2009, she was a consultant to the Company in evaluating its cremation business and helping to identify targets for growth. From 2004 to the present, she owns and operates Paws, Whiskers & Wags, Your Pet Crematory, a pet cremation company in Atlanta helping over 3,000 clients annually. She worked for Service Corporation International twice in the past in various senior management positions addressing cremation revenue and growth. During her last assignment at SCI from 2002 to 2004, she was President of Cremation Services/Cremation Operations, North America, and led the expansion of National Cremation Society, SCI’s largest cremation brand. Prior to her employment at SCI, Ms. Hunsaker worked for the Batesville Casket Company and was part of the team that launched Options, Batesville’s cremation company.

(6)	On June 26, 2008, Mr. Myers was appointed Senior Vice President of Operations. Prior to that time, he served as Senior Vice President of Finance of the Company since February 20, 2006. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. From 1992 to 2001, he served as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation.

(7)	On March 3, 2009, Mr. Stephens was appointed Senior Vice President of Sales. Prior to that time, he served as Executive Vice President and President of our former Western Division since July 14, 2005. From January 31, 2000 to July 13, 2005, he served as Senior Vice President and President of our former Eastern Division.

(8)	On August 9, 2010, Mr. Merington was appointed Vice President of Strategic Market Development. From March 2009 through August 9, 2010, he was Senior Vice President of Marketing. Prior to that time, he served as Senior Vice President of Sales and Marketing since September 17, 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner, Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the United States Air Force in Afghanistan. From 1996 through 2001, he served various senior management roles at Browning-Ferris Industries before becoming president of its Gas Services Division.

(9)	Since December 2005, Ms. Winningkoff has served as Vice President and Senior Administrative Officer. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. She joined the Company in June 1991 and held several financial and accounting positions, including Assistant Treasurer and Director of Financial Reporting.

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
     Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 30, 2010, the closing sale price as reported by the NASDAQ Stock Market was $5.67. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2010, there were 942 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2010
Fourth Quarter	$5.74	$4.60
Third Quarter	6.99	4.99
Second Quarter	6.87	4.50
First Quarter	5.47	4.38

Fiscal Year 2009
Fourth Quarter	$5.73	$4.57
Third Quarter	5.10	3.42
Second Quarter	3.98	1.67
First Quarter	5.30	2.55
     There is no established public trading market for our Class B common stock. As of October 31, 2010, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2010, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 34 percent of our total voting power and held approximately 12 percent of our outstanding equity.
Dividends
     The Company paid a quarterly cash dividend of two and one-half cents per share for its Class A and Class B common stock from April 2005 through June 2009, and in September 2009, the quarterly cash dividend was increased to three cents per share. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our senior secured revolving credit facility. See Note 15 to the consolidated financial statements included in Item 8.
Equity Plan Information
     For information regarding compensation plans under which equity securities of the Company are authorized for issuance, see Part III, Item 12.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The table below shows purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2010.
Issuer Purchases of Equity Securities

			Total number of	Maximum approximate
			shares purchased as	dollar value of shares
	Total number	Average price	part of publicly	that may yet be
	of shares	paid per	announced	purchased under the
Period	purchased	share	plans or programs(1)	plans or programs(1)
August 1, 2010 through August 31, 2010	—	$—	—	$26,495,706

September 1, 2010 through September 30, 2010	152,900	$5.10	152,900	$25,716,345

October 1, 2010 through October 31, 2010	590,362	$5.51	590,362	$22,461,704

Total	743,262	$5.43	743,262	$22,461,704

(1)	We announced a $25.0 million stock repurchase program on September 19, 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program. As of October 31, 2010, we had repurchased 7.4 million shares for $52.5 million at an average price of $7.12 per share and have $22.5 million remaining under this program.
Item 6. Selected Financial Data
     The tables below contain selected consolidated financial data as of and for the years ended October 31, 2006 through October 31, 2010. The data for fiscal years 2006 through 2009 have been reclassified to reflect certain businesses as discontinued operations under the provisions of Accounting Standards Codification 360 — Property, Plant and Equipment (“ASC 360”) as discussed in footnote 1 to the table below. In addition, the data for fiscal years 2006 through 2009 reflects the required retrospective adoption of accounting guidance related to convertible debt instruments and participating securities as described in footnote 1 to the table below. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year Ended October 31,(1)
	2010(2)	2009(3)	2008(4)	2007(5)	2006(6)
Statement of Earnings Data:
Total revenues	$499,907	$486,379	$526,246	$521,332	$512,709
Total gross profit	$96,204	$87,619	$100,607	$112,307	$114,440

Earnings (loss) from continuing operations	$30,569	$23,191	$(7,468)	$38,038	$37,469
Earnings from discontinued operations	409	75	134	577	124

Net earnings (loss)	$30,978	$23,266	$(7,334)	$38,615	$37,593

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.33	$.25	$(.08)	$.36	$.35
Earnings from discontinued operations	—	—	—	.01	—

Net earnings (loss)	$.33	$.25	$(.08)	$.37	$.35

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.33	$.25	$(.08)	$.36	$.35
Earnings from discontinued operations	—	—	—	.01	—

Net earnings (loss)	$.33	$.25	$(.08)	$.37	$.35

Dividends declared per common share	$.12	$.105	$.10	$.10	$.10

	October 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Assets	$2,142,866	$2,099,004	$2,087,306	$2,419,716	$2,380,577
Long-term debt, less current maturities	314,027	339,721	402,291	396,620	374,020
Shareholders’ equity	425,484	408,657	396,232	457,554	446,893
Selected Consolidated Operating Data

	Year Ended October 31,
	2010		2009	2008	2007	2006
Operating Data:
Funeral homes in operation at end of period	217		218	221	221	229

At-need funerals performed	34,652		35,581	37,589	38,072	38,937
Prearranged funerals performed	19,795		19,984	21,436	21,275	21,799

Total funerals performed	54,447		55,565	59,025	59,347	60,736

Prearranged funerals sold	26,656		26,966	28,390	29,953	30,738
Backlog of prearranged funerals at end of period	331,374	(7)	331,041	329,085	329,617	333,592

Cemeteries in operation at end of period	140		140	139	139	143

(1)	Effective November 1, 2005, we began recording share-based compensation costs using the modified prospective application transition method.

Effective November 1, 2007, we implemented the required guidance related to uncertain tax positions and recognized a $1.0 million charge to the November 1, 2007 accumulated deficit balance. For additional information, see Note 18 to the consolidated financial statements included in Item 8.

Effective November 1, 2009, we adopted FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance applies to our senior convertible notes, which were originally issued in 2007, and was required to be applied retrospectively to all periods presented. For additional information, see Note 3 to the consolidated financial statements.

Effective November 1, 2009, we adopted FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance was required to be applied retrospectively to all periods presented. See Note 3 to the consolidated financial statements for additional information.

All businesses sold that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year.

(2)	During fiscal year 2010, we recorded the following items:
•	$0.6 million in gains on dispositions recorded in discontinued operations (see Note 12 of the consolidated financial statements).

•	$1.0 million charge for the loss on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 15 to the consolidated financial statements).
(3)	During fiscal year 2009, we recorded the following items:
•	$6.2 million in gains on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 15 to the consolidated financial statements for additional information).

•	$3.4 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses (see Note 6 to the consolidated financial statements).

•	$0.4 million in net hurricane related expenses primarily related to the lawsuit we filed against our insurance carriers related to our Hurricane Katrina claim (see Note 23 to the consolidated financial statements).

•	$0.3 million in separation charges related to the separation pay of a former executive officer and costs related to the reorganization of our operating structure (see Note 14 to the consolidated financial statements).
(4)	During fiscal year 2008, we recorded the following items:
•	$26.0 million charge for goodwill impairment (see Note 13 to the consolidated financial statements).

•	$13.3 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses (see Note 6 to the consolidated financial statements) and a $7.4 million tax valuation allowance as a result of realized trust investment losses.

•	$2.3 million in net hurricane related expenses related to Hurricanes Ike and Katrina (see Note 23 to the consolidated financial statements).
(5)	During fiscal year 2007, we recorded the following items:
•	$0.7 million charge for the loss on early extinguishment of debt as a result of the refinancing in connection with our senior convertible debt transaction.

•	$2.5 million in net hurricane related expenses related to Hurricane Katrina.

•	$0.6 million in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions.
(6)	During fiscal year 2006, we recorded the following items:
•	$1.6 million in net hurricane related recoveries and $3.2 million in business interruption insurance proceeds related to Hurricane Katrina.

•	$1.0 million in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions.
(7)	Our backlog of preneed funerals is comprised of trust-funded contracts and insurance-funded contracts. As described in Note 2(i) to the consolidated financial statements included in Item 8, insurance-funded preneed funeral contracts are not reflected in our consolidated balance sheets. As of October 31, 2010, 57 percent of our preneed funeral backlog is comprised of trust-funded contracts and 43 percent is insurance-funded contracts.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of October 31, 2010, we owned and operated 217 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale.
     As of November 1, 2009, we adopted guidance regarding the accounting for our 2014 and 2016 senior convertible notes and applied the change retrospectively for all periods presented. For further information on the impact of the accounting change on our consolidated statements of earnings and balance sheet, see Note 3 and Note 15 to the consolidated financial statements included in Item 8. In addition, during the fourth quarter of fiscal year 2010, we sold one small funeral business for a gain of $0.4 million, net of taxes, which is included in discontinued operations. For further information on the impact of discontinued operations on our consolidated statements of earnings and balance sheet, see Note 12 to the consolidated financial statements included in Item 8.
General
     By focusing on our long-term strategic plan, we maintained a strong balance sheet and improved revenue and earnings during fiscal year 2010. We reported earnings from continuing operations of $30.6 million, or $.33 per diluted share, and total revenue of $499.9 million in fiscal year 2010, compared to earnings from continuing operations of $23.2 million, or $.25 per diluted share, and total revenue of $486.4 million in fiscal year 2009. We generated $63.4 million in operating cash flow. We repurchased $35.9 million aggregate principal amount of our senior convertible notes in the open market at $4.5 million less than their face value, producing annual cash interest savings of $1.2 million. We repurchased 0.8 million shares of our Class A common stock for approximately $4.0 million through our stock repurchase program. We yielded a combination of refunds and reductions of income tax payments totaling approximately $14.7 million primarily due to our tax planning strategies.
     Our operating results through fiscal year 2010 were positively affected by the overall improvement in the economy. In particular, we experienced a 9.1 percent increase in merchandise delivered and a 5.5 percent increase in our cemetery property sales. During the fourth quarter of 2010, we achieved the highest quarterly merchandise deliveries in two years. In contrast, net preneed funeral sales declined 3.9 percent for fiscal year 2010. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities, and for fiscal year 2010 preneed funeral sales exceeded preneed deliveries by $17.8 million, or 1.2 times.
     During fiscal year 2010, same-store funeral services declined 2.1 percent. We continue to face challenges from customers’ increasing preference for cremation, which has been a significant concern for traditional funeral home and cemetery operators, like us, because cremations have typically included few, if any, additional products or services other than the cremation itself, and can result in lower revenue and profits than traditional services. We are addressing funeral service volumes and increases in cremations through our “Best in Class” initiative, enhanced sales and marketing efforts and our emphasis on personalization. We are intensifying our efforts to market full service cremations, including better marketing of our memorialization options for our cremation consumers. In late fiscal year 2009, we hired a vice president of cremation and in early fiscal year 2010, we hired a senior vice president of cremation, both with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenue and profits. In addition, during fiscal year 2010, we began a program of improving our cremation inventory and product offerings. For the year ended October 31, 2010, we achieved a 1.0 percent increase in our average revenue per traditional funeral service and a 3.1 percent increase in our average revenue per cremation service. Additional information about our business and strategies can be found in Item 1. “Business.”
     Throughout the latter part of fiscal year 2008 and the early part of fiscal year 2009, the adverse financial market conditions caused a decrease in our revenue from trust-related activities. During fiscal year 2009, we recognized approximately $8.8 million less revenue from trust-related activities than we did in fiscal year 2008. Due to the improvement in the overall economy, we recognized $1.4 million more revenue from trust-related activities in fiscal year 2010 than we did in fiscal year 2009. Though we have not reached the trust related revenue levels we had prior to the downturn in the overall economy, our trends appear to be improving. Based on current market conditions as of October 31, 2010, we believe our revenues from trust related activities for fiscal year 2011 would be consistent with fiscal year 2010. With the improvements in the financial markets during 2010, our trust portfolios had a total return of 14.2 percent in our preneed funeral and cemetery merchandise and services trusts and a 15.1 percent return in our cemetery perpetual care trusts. During late fiscal 2008, we engaged a new investment consultant to review the portfolio. We reviewed alternative asset allocation models and selected a new asset allocation that emphasizes diversification and reduces volatility. As a result, we have taken advantage of the rebound in the financial markets to rebalance the trust portfolio. In fiscal year 2009, we reduced our exposure to common equities and increased our investment in fixed income securities with the intent to generate a reasonable rate of return with a lower overall volatility for the investments. We plan to continue to reduce the volatility of our investment portfolio by adjusting our asset allocation as the financial markets improve.
Financial Summary for Fiscal Year 2010
     For fiscal year 2010, net earnings were $31.0 million compared to net earnings of $23.3 million for fiscal year 2009. Fiscal year 2010 earnings from continuing operations increased $7.4 million to $30.6 million compared to $23.2 million for fiscal year 2009. Net earnings for fiscal year 2010 included a $1.0 million net loss on early extinguishment of debt, compared to a $6.2 million net gain on early extinguishment of debt for fiscal year 2009, related to our open market repurchases of our senior convertible notes during fiscal years 2010 and 2009. During fiscal year 2010, we repurchased $35.9 million aggregate principal amount of our senior convertible notes in the open market at $4.5 million less than their face value, producing annual cash interest savings of $1.2 million. Fiscal year 2009 included a $3.4 million charge related to our probable funding obligation related to our perpetual care trusts.
     Total revenue increased $13.5 million to $499.9 million for fiscal year 2010. Funeral revenue increased $1.0 million to $275.9 million from $274.9 million in fiscal year 2009. Our same-store funeral operations experienced a 1.0 percent increase in average revenue per traditional funeral service and a 3.1 percent increase in average revenue per cremation service. These increases were partially offset by a shift-in-mix to lower-priced cremation services resulting in an overall increase of 0.6 percent in same-store average revenue per funeral service. The increase in same-store average revenue per funeral service was partially offset by a 2.1 percent decrease in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. For the year ended October 31, 2010 we had a 3.9 percent decrease in net preneed funeral sales. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities, and for fiscal year 2010 preneed funeral sales exceeded preneed deliveries by $17.8 million, or 1.2 times. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.
     Cemetery revenue increased $12.5 million, or 5.9 percent, to $224.0 million primarily due to a $5.0 million, or 5.5 percent, increase in cemetery property sales and a $3.6 million, or 9.1 percent, increase in cemetery merchandise delivered. In addition, we experienced a $2.3 million improvement in the reserve for cancellations and a $1.0 million increase in cemetery property revenue due to the timing of revenue recognition for cemetery property sales.
     Consolidated gross profit increased $8.6 million to $96.2 million due to an $8.5 million increase in cemetery gross profit and a $0.1 million increase in funeral gross profit. Cemetery gross profit was $31.1 million for fiscal year 2010, and was positively impacted by $1.1 million of perpetual care withdrawals related to prior year cancellations which we used to offset our deposit requirement. This compares to $22.6 million of cemetery gross profit for fiscal year 2009, which included a $3.4 million charge to record a probable funding obligation related to our perpetual care trusts. The increase in cemetery gross profit is primarily due to the increase in revenue, as noted above.
     Corporate general and administrative expenses decreased $2.9 million to $27.8 million for fiscal year 2010 primarily due to a decrease in training costs related to the implementation of a new business system in the prior year, coupled with a decline in incentive compensation. We managed our corporate general and administrative expenses more aggressively in fiscal year 2010. Interest expense decreased $3.4 million to $24.4 million for fiscal year 2010 primarily due to the significant repurchases of our senior convertible notes in the open market, as previously mentioned.
     Cash flow provided by operating activities for fiscal 2010 was $63.4 million compared to $84.9 million for fiscal year 2009. We received $14.4 million of net tax refunds during fiscal year 2009 compared to receiving $0.3 million in net tax refunds in fiscal year 2010. In addition, we experienced a change in working capital during fiscal year 2010, partly driven by the $6.2 million change in receivables due in part to the improved cemetery property sales, which are typically financed.
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
Backlog
     We estimate that as of October 31, 2010 and 2009 the future value of our preneed funeral and cemetery services and merchandise backlog represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. This is made up of approximately $1.2 billion from trust and $0.5 billion from insurance. This represents the face value of the backlog taking into account current realized earnings not yet recognized and current unrealized gains and losses plus the earnings that are projected on the funds held in trust and the current face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our historical experience, with the majority of existing contracts expected to mature over the next 15 years. In addition, in fiscal years 2010 and 2009, the analysis assumes a weighted annual return of approximately 4 percent projected from our trusts over the expected life of the contracts and zero percent for increasing death benefits as it is at the discretion of the insurance company. Actual results could differ from our assumptions used in the calculation. Proceeds of these insurance policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As of October 31, 2010 and October 31, 2009, the value of the preneed backlog, excluding any future earnings on the funds held in trust and any build-up in the face value of insurance contracts, but including unrealized earnings and losses on the funds held in trust and realized earnings and losses on the funds held in trust not yet recognized as revenue, was approximately $1.6 billion and $1.5 billion, respectively.
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
     As of October 31, 2010, approximately 10 percent of our portfolio was invested in cash, 29 percent in fixed-income securities, 16 percent in preferred stocks, 41 percent in common equities, 3 percent in passive commodity index funds and 1 percent in other investments. Because approximately 41 percent of our total trust portfolio is currently invested in common equities, we would generally expect our portfolio performance to improve if the performance of the overall stock market improves, but we would also expect its performance to deteriorate if the overall stock market declines.
     During late fiscal 2008, the Company engaged a new investment consultant to review the portfolio. We reviewed alternative asset allocation models and selected a new asset allocation that is more heavily weighted toward fixed income securities and emphasizes diversification. As a result, we have taken advantage of the rebound in the financial markets to rebalance the trust portfolio. Throughout fiscal years 2009 and 2010, we have reduced our exposure to common equities and have increased our investment in fixed income securities where we intend to generate a reasonable rate of return with a lower overall volatility for the investments. We plan to continue to reduce the volatility of our investment portfolio by adjusting our asset allocation as the financial markets improve.
     The following table presents the overall annual realized return in our domestic trusts for the years 2000 to 2010. The returns represent interest, dividends and realized capital gains or losses but not unrealized capital gains or losses.

2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
5.8%	6.3%	4.3%	4.8%	2.6%	4.3%	5.1%	4.8%	(3.3)%	(.4)%	1.7%
     During fiscal year 2010, we experienced positive trends in the overall market and in our preneed and perpetual care trusts. For the year ended October 31, 2010, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized losses, of 14.2 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 15.1 percent.
     The table below presents the total returns of our trusts including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts	Care Trusts
For the year ended October 31, 2010	14.2%	15.1%
For the last three years ended October 31, 2010	(2.4)%	.8%
For the last five years ended October 31, 2010.	2.6%	3.9%
     In our preneed funeral and cemetery merchandise and services trusts, the fair market value of the investments in the trusts were $138.6 million and $192.9 million lower than our cost basis as of October 31, 2010 and October 31, 2009, respectively. In our cemetery perpetual care trusts, the fair market value of our investments were $41.0 million and $56.7 million lower than our cost basis as of October 31, 2010 and October 31, 2009, respectively. For additional information see Notes 4, 5 and 6 to the consolidated financial statements.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of October 31, 2010 and October 31, 2009, we had $212.1 million and $220.7 million, respectively, in earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.
     Securities representing unrealized losses totaling $195.9 million at October 31, 2010 were also in a loss position at October 31, 2009, down from $258.8 million at the end of the last fiscal year. Based upon our review of the specific underlying securities, we continue to believe that we have the ability and intent to hold these investments for the forecasted recovery period, and; therefore, do not believe the losses on these securities should be realized. For each of these securities, we evaluate consensus analyst recommendations, ratings from established ratings agencies and overall market performance. Most of our common stocks are part of the S&P 500 Index and most preferred stocks and corporate bonds had a rating of investment grade at the time of purchase. We believe that we have sufficient cash and cash equivalents within the trusts, from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow us to hold these investments until they recover in value. Of the $195.9 million, 89 percent, or $173.4 million, were generated by common stock investments. The market value of these securities represents approximately 32 percent of the market value of the securities in our trust portfolio. Although we cannot predict future stock prices, our management expects that as the overall S&P 500 recovers these stocks may recover along with them.
     The sectors in which our trust investment portfolio is invested are diversified except as described below. Passive investments such as cash and highly diversified mutual funds represented 35 percent, or $195.3 million, of fair market value of our preneed funeral and cemetery merchandise and services portfolios and 37 percent, or $84.8 million, of fair market value of our cemetery perpetual care portfolio as of October 31, 2010.
     Investments in the financials sector represented 20 percent, or $115.7 million of fair market value, of our preneed funeral and cemetery merchandise and services portfolios, of which 57 percent was related to preferred stock, 29 percent related to fixed-income securities and 14 percent related to common stock investments. Investments in the financials sector represented 30 percent, or $69.0 million, of our cemetery perpetual care portfolio as of October 31, 2010, of which 68 percent was related to preferred stock, 26 percent related to fixed-income securities and 6 percent related to common stock investments. This sector has unrealized losses of $37.4 million as of October 31, 2010 in our preneed funeral and cemetery merchandise and services trusts, $3.8 million of which relate to preferred stock investments. With respect to our cemetery perpetual care trust portfolio, the financials sector has unrealized losses of $9.8 million as of October 31, 2010, $3.4 million of which relate to preferred stock investments. Risks associated with the financials sector include risk of failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets.
     Investments in the information technology sector represented 11 percent, or $59.4 million, of fair market value of our preneed funeral and cemetery merchandise and services portfolios and 6 percent, or $12.9 million, of fair market value of our cemetery perpetual care portfolio as of October 31, 2010. The information technology sector risks include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation.
     We perform a separate analysis to determine whether our preneed contracts are in a loss position. For fiscal year 2010, none of our preneed contracts were in a loss position. For additional information, see Note 2(m) to the consolidated financial statements and “Overview of Critical Accounting Policies” herein.
     We generate revenue related to the trusts from investment management fees earned by our subsidiary, ITI. In fiscal year 2010, these fees amounted to $9.4 million. These fees are based on the fair market value of the investments in the funeral and cemetery merchandise and services trust portfolio and cemetery perpetual care trusts, and significant changes in the fair market value of the portfolio impact the fees earned.
Impact of Preneed Sales on Near-Term Cash
     The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, whether the sale is funded by trust or insurance, the portion of the sale required to be placed into trust and the terms of the particular contracts such as the size of the down payment required and the length of the contract. We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed trust sales are generally cash flow negative initially, but may become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract. Generally preneed insurance sales are slightly cash flow positive. Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred.
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
     Revenue associated with cemetery merchandise and services is recognized when the service is ultimately performed or merchandise is actually delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of ASC 360-Property, Plant and Equipment. Under this guidance, revenue from constructed cemetery property is not recognized until 10 percent of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to completion of its construction is recognized on a percentage of completion method of accounting. Revenue associated with sales of preneed merchandise and services is not recognized until the merchandise is actually delivered or the services are ultimately performed. See Note 2(j) to the consolidated financial statements included in Item 8.
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
Perpetual Care Funding Obligation
     Certain states allow us to withdraw realized capital gains from cemetery perpetual care trusts, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that we have been allowed to withdraw realized gains and then realize net losses in the trust, we may determine we have a funding obligation to restore the net realized. A charge is recorded in the statement of earnings at the time it is considered probable that we will be required to restore the realized losses.
Loss Contract Analysis
     Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and realized earnings, then subtract realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. We then consider unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our deferred revenue. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, there is currently sufficient capacity for additional market depreciation before a contract loss would occur.

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
Allowance for Doubtful Accounts and Sales Cancellations
     Management must make estimates of the collectibility of our accounts receivable. We establish a reserve for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of our historical collection and write-off experience. In addition, we establish a reserve for sales cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction in cemetery revenue. We also establish an allowance for cancellations of insurance and third-party commissions based on historical experience for cancellations of insurance contracts within the period of refundability. These estimates are impacted by a number of factors, including changes in the economy and demographic or competitive changes in our areas of operation. If circumstances change, our estimates of the recoverability of amounts due to us could change by a material amount.
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
Valuation of Goodwill
     In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating regions are considered economically similar. Qualitative factors include the nature of our products and services, consistency of products and services and the delivery of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation, we have ten reporting units. Because goodwill impairment tests are applied at the reporting unit level, a change in a reporting unit can have a material effect on the outcome of the test. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.
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
     Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis, as supplemented by comparing them to the trading multiples of companies in our industry and supplier industries calculated as enterprise value divided by EBITDA. We also reviewed multiples used in recent acquisition transactions within the deathcare industry.
     In reviewing goodwill for impairment, we first compare the fair value of each of our reporting units with their carrying amounts (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, we then measure the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. This step of our impairment test involves determining estimates of the fair values of our assets and liabilities. If these estimates or their related assumptions change in the future, including if we project lower cash flow in the future for a reporting unit than we projected when we performed our fiscal 2010 impairment test, we may be required to record an impairment charge.
     Our goodwill impairment test involves estimates and management judgment. We measure fair value based on present value techniques including discounted cash flows. Our discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We test our results by comparing them to the trading multiples of companies in our industry and supplier industries calculated as enterprise value divided by EBITDA. We also reviewed multiples used in recent acquisition transactions within the deathcare industry. In projecting our cash flows, we used growth rates generally ranging from two to five percent in revenues and costs, with the growth in costs slightly below that of revenues, resulting in growth in cash flows of approximately six percent overall. We adjusted the results for our estimate of the impact of the realized losses in our trusts on our cash flows. For the discount rate, we used 9.0 percent, which reflected our weighted average cost of capital determined based on our industry and our supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 1.5 to 4 percent. We considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as our best estimate. As of October 31, 2010, none of our reporting units with material goodwill are at risk of failing step one of the goodwill impairment test.
Accounting for Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. The following items are reviewed to determine if a valuation allowance is required: net operating losses (federal, state and United States possessions), capital loss carry forwards and deferred tax assets (federal, state and United States possessions). To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense or benefit within the tax provision in the statement of earnings.
     Approximately one-half of the October 31, 2010 fair market value of our preneed funeral and cemetery merchandise and services trusts are in trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred.
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
Results of Operations
     The following discussion segregates the financial results of our continuing operations into our three segments, grouped by our funeral and cemetery operations. The consolidated statements of earnings for the years ended October 31, 2010 and 2009 have been adjusted to reflect the impact of accounting changes as discussed in Note 3 of the consolidated financial statements included in Item 8 and for discontinued operations as discussed in Note 12 to the consolidated financial statements included in Item 8. For a discussion of our segments, see Note 21 to the consolidated financial statements included in Item 8. As there have been no material acquisitions or construction of new locations in fiscal years 2010 and 2009, results from continuing operations reflect those of same-store locations.

Comparison of Fiscal Year 2010 to Fiscal Year 2009
Year Ended October 31, 2010 Compared to Year Ended October 31, 2009 — Continuing Operations
Funeral Operations

	Year Ended October 31,
			Increase
	2010	2009	(Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$260.1	$259.7	$.4
Corporate Trust Management (1)	15.8	15.2	.6

Total Funeral Revenue	$275.9	$274.9	$1.0

Funeral Costs:
Funeral Home Locations	$209.9	$209.0	$.9
Corporate Trust Management (1)	.9	.9	—

Total Funeral Costs	$210.8	$209.9	$.9

Funeral Gross Profit:
Funeral Home Locations	$50.2	$50.7	$(.5)
Corporate Trust Management (1)	14.9	14.3	.6

Total Funeral Gross Profit	$65.1	$65.0	$.1

Same-Store Analysis for the Years Ended October 31, 2010 and 2009

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2010	2009
.6% (1)	(2.1)%	41.9%	40.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2010 and 2009 were $4.5 million and $3.9 million, respectively. Funeral trust earnings recognized in funeral revenue for both fiscal years 2010 and 2009 with respect to preneed contracts delivered were $11.3 million.
     Funeral revenue increased $1.0 million to $275.9 million from $274.9 million in fiscal year 2009. Our same-store funeral operations experienced a 1.0 percent increase in average revenue per traditional funeral service and a 3.1 percent increase in average revenue per cremation service. These increases were partially offset by a shift-in-mix to lower-priced cremation services resulting in an overall increase of 0.6 percent in same-store average revenue per funeral service. The increase in same-store average revenue per funeral service was partially offset by a 2.1 percent decrease in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. The cremation rate for our same-store operations was 41.9 percent for fiscal year 2010 compared to 40.9 percent for fiscal year 2009.
     Funeral gross profit increased $0.1 million to $65.1 million for fiscal year 2010 compared to $65.0 million for fiscal year 2009. Funeral gross profit margin was 23.6 percent for both fiscal years 2010 and 2009. Net preneed funeral sales decreased 3.9 percent during fiscal year 2010 compared to fiscal year 2009. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities, and for fiscal year 2010 preneed funeral sales exceeded preneed deliveries by $17.8 million, or 1.2 times. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.
Cemetery Operations

	Year Ended October 31,
			Increase
	2010	2009	(Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$216.5	$204.2	$12.3
Corporate Trust Management (1)	7.5	7.3	.2

Total Cemetery Revenue	$224.0	$211.5	$12.5

Cemetery Costs:
Cemetery Locations	$192.0	$187.9	$4.1
Corporate Trust Management (1)	.9	1.0	(.1)

Total Cemetery Costs	$192.9	$188.9	$4.0

Cemetery Gross Profit:
Cemetery Locations	$24.5	$16.3	$8.2
Corporate Trust Management (1)	6.6	6.3	.3

Total Cemetery Gross Profit	$31.1	$22.6	$8.5

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2010 and 2009 were $4.9 million and $4.1 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2010 and 2009 recognized with respect to preneed contracts delivered were $2.6 million and $3.2 million, respectively. Perpetual care trust earnings of $7.4 million and $6.8 million for fiscal years 2010 and 2009, respectively, are included in the revenues and gross profit of the cemetery segment and are reflected in cemetery locations. See Notes 6 and 7 to the consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $12.5 million, or 5.9 percent, to $224.0 million primarily due to a $5.0 million, or 5.5 percent, increase in cemetery property sales and a $3.6 million, or 9.1 percent, increase in cemetery merchandise delivered. In addition, we experienced a $2.3 million improvement in the reserve for cancellations and a $1.0 million increase in cemetery property revenue due to the timing of revenue recognition for cemetery property sales.
     Cemetery gross profit increased $8.5 million, or 37.6 percent, to $31.1 million for fiscal year 2010, which was positively impacted by $1.1 million of perpetual care withdrawals related to prior year cancellations which we used to offset our deposit requirement. This compares to $22.6 million of cemetery gross profit for fiscal year 2009, which included a $3.4 million charge to record our probable funding obligation related to our perpetual care trusts. The increase in cemetery gross profit is primarily due to the increase in revenue, as noted above. Cemetery gross profit margin increased 320 basis points to 13.9 percent for fiscal year 2010 from 10.7 percent for the same period of 2009.

Discontinued Operations
     During the fourth quarter of fiscal year 2010, we sold one business for a gain of $0.4 million, net of taxes, which is included in discontinued operations. For additional information, see Note 12 to the consolidated financial statements included in Item 8.
Other
     Corporate general and administrative expenses decreased $2.9 million to $27.8 million for fiscal year 2010 primarily due to a decrease in training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation. We managed our corporate general and administrative expenses more aggressively in fiscal year 2010.
     Interest expense decreased $3.4 million to $24.4 million during fiscal year 2010 primarily due to the significant repurchases of our senior convertible notes in the open market.
     The effective tax rate for fiscal year 2010 was 31.3 percent compared to 35.2 percent for fiscal year 2009. The decreased rate for fiscal year 2010 was primarily due to a tax benefit in fiscal year 2010 from the net reduction in the valuation allowance on our capital loss carryforwards and an increased tax benefit from the recognition and utilization of net operating losses in certain states and a U.S. possession.
     During fiscal years 2010 and 2009, we purchased $35.9 million and $82.6 million, respectively, aggregate principal amount of our senior convertible notes in the open market, at $4.5 million and $22.0 million, respectively, less than the face value of the notes. Annual cash interest savings from these purchases is approximately $3.8 million in the aggregate. In connection with the purchases, we recorded a net loss on early extinguishment of debt of $1.0 million for fiscal year 2010, compared to a net gain on early extinguishment of debt of $6.2 million for fiscal year 2009. Since the inception of the debt repurchase program in fiscal year 2009, we have purchased $118.5 million aggregate principal amount of our senior convertible notes in the open market at $26.5 million less than the face value of the notes.
     During fiscal year 2010, we repurchased 0.8 million shares of our Class A common stock for $4.0 million under our stock repurchase program.
     Cash and cash equivalents decreased $6.7 million from October 31, 2009 to October 31, 2010 primarily due to the net purchase of $10.0 million in certificates of deposits and marketable securities, partially offset by an increase in cash from operations. Current receivables decreased $8.3 million from October 31, 2009 to October 31, 2010 primarily due to collections of prior period sales exceeding receivables for new sales and the decrease in income taxes receivable. Current deferred income taxes increased $6.6 million from October 31, 2009 to October 31, 2010 primarily due to an increase in the current portion of the net operating loss in fiscal 2010. Long-term deferred income taxes decreased $15.4 million from October 31, 2009 to October 31, 2010 primarily due to the changes in tax accounting methods made during fiscal year 2010. For additional information, see Note 18 to the consolidated financial statements included herein. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the year ended October 31, 2010. For additional information, see Notes 4, 5 and 6 to our consolidated financial statements included herein. We purchased $35.9 million aggregate principal amount of our senior convertible notes during the year ended October 31, 2010 resulting in a decrease in long-term debt.
Preneed Sales into the Backlog
     Net preneed funeral sales decreased 3.9 percent during the year ended October 31, 2010 compared to the corresponding period in 2009.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $143.5 million in net preneed funeral and cemetery merchandise and service sales (including $76.6 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $147.7 million (including $77.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.
Comparison of Fiscal Year 2009 to Fiscal Year 2008
Year Ended October 31, 2009 Compared to Year Ended October 31, 2008 — Continuing Operations
Funeral Operations

	Year Ended October 31,
			Increase
	2009	2008	(Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$259.7	$266.6	$(6.9)
Corporate Trust Management (1)	15.2	18.3	(3.1)

Total Funeral Revenue	$274.9	$284.9	$(10.0)

Funeral Costs:
Funeral Home Locations	$209.0	$216.0	$(7.0)
Corporate Trust Management (1)	.9	.8	.1

Total Funeral Costs	$209.9	$216.8	$(6.9)

Funeral Gross Profit:
Funeral Home Locations	$50.7	$50.6	$.1
Corporate Trust Management (1)	14.3	17.5	(3.2)

Total Funeral Gross Profit	$65.0	$68.1	$(3.1)

Same-Store Analysis for the Years Ended October 31, 2009 and 2008

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2009	2008
2.7% (1)	(5.9)%	40.9%	40.0%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2009 and 2008 were $3.9 million and $5.1 million, respectively. Funeral trust earnings recognized in funeral revenue for fiscal years 2009 and 2008 with respect to preneed contracts delivered were $11.3 million and $13.2 million, respectively.
     Funeral revenue decreased $10.0 million, or 3.5 percent, from $284.9 million for the year ended October 31, 2008 to $274.9 million for the year ended October 31, 2009. The decrease in funeral revenue is primarily due to a $3.1 million decline in funeral revenue related to trust activities and a 5.9 percent, or 3,470 event, decrease in our same-store funeral services performed, to 55,112 events. We believe the decline is primarily due to a reduced number of deaths in our markets, when compared with the comparable prior year period. An additional 39 percent of the total decline is due to a 1,342 call decline in our West Coast operations, resulting from a decrease in low-end cremation events. Finally, we experienced a 222 call decline, or 6 percent of the total decline, in funeral services due to an additional day in the second quarter of 2008 associated with leap year. These revenue decreases were partially offset by an increase in average revenue per traditional funeral service of 3.1 percent and an increase in average revenue per cremation service of 5.7 percent. These average revenue increases were partially offset by a shift in mix to lower-priced cremation services and a decrease in funeral trust earnings resulting in an overall increase in our same-store average revenue per funeral service of 2.7 percent. The cremation rate for our same-store operations was 40.9 percent for the year ended October 31, 2009 compared to 40.0 percent for fiscal year 2008.
     Funeral gross profit decreased $3.1 million to $65.0 million for the year ended October 31, 2009 compared to $68.1 million for the same period of 2008, due to the decrease in trust-related revenue as noted above.
Cemetery Operations

	Year Ended October 31,
			Increase
	2009	2008	(Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$204.2	$232.2	$(28.0)
Corporate Trust Management (1)	7.3	9.1	(1.8)

Total Cemetery Revenue	$211.5	$241.3	$(29.8)

Cemetery Costs:
Cemetery Locations	$187.9	$207.9	$(20.0)
Corporate Trust Management (1)	1.0	.9	.1

Total Cemetery Costs	$188.9	$208.8	$(19.9)

Cemetery Gross Profit:
Cemetery Locations	$16.3	$24.3	$(8.0)
Corporate Trust Management (1)	6.3	8.2	(1.9)

Total Cemetery Gross Profit	$22.6	$32.5	$(9.9)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2009 and 2008 were $4.1 million and $4.9 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2009 and 2008 recognized with respect to preneed contracts delivered were $3.2 million and $4.2 million, respectively. Perpetual care trust earnings of $6.8 million and $10.7 million, respectively, for fiscal years 2009 and 2008 are included in the revenues and gross profit of the cemetery segment. See Notes 6 and 7 to the consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
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
     Interest expense decreased $2.0 million to $27.8 million for the year ended October 31, 2009 primarily due to the repurchase of our senior convertible notes in the open market.
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
     In fiscal year 2009, we purchased $37.6 million aggregate principal amount of our 3.125 percent senior convertible notes due 2014 and $45.0 million aggregate principal amount of our 3.375 percent senior convertible notes due 2016 in the open market, for an aggregate purchase price of $60.8 million, a substantial discount. As a result, we recorded a $6.2 million pre-tax net gain on the early extinguishment of debt during the year ended October 31, 2009.
     The effective tax rate for the year ended October 31, 2009 was 35.2 percent compared to 158.3 percent for the same period in 2008. The increased rate in fiscal year 2008 was primarily due to the $26.0 million goodwill impairment charge, of which $25.0 million was non-deductible for tax purposes. This increase was coupled with a $7.4 million valuation allowance on the unrealized capital loss carryforward of approximately $18.8 million, net of capital gains, attributable to the realized losses associated with investments of certain trusts which are recognized for tax purposes and deferred for book purposes.
Preneed Sales into the Backlog
     Net preneed funeral sales increased 1.9 percent during the year ended October 31, 2009 compared to the corresponding period in 2008.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $147.7 million in net preneed funeral and cemetery merchandise and service sales (including $77.3 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2009 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $150.8 million (including $76.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2008. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and cemetery perpetual care trust earnings. Over the last five years, we have generated annually over $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $95.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility in 2012 and long-term debt becoming due in 2013 through 2016, as described below.
     As of October 31, 2010, we had no amounts drawn on the $95.0 million senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $8.3 million outstanding letters of credit and the $24.8 million Florida bond, was $61.9 million. We also have the ability to request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof, not to exceed $30.0 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at the redemption prices set forth in the indenture and described in Note 15 to the consolidated financial statements. We also have $131.5 million in senior convertible notes as of October 31, 2010 of which $86.4 million mature in 2014 and $45.1 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     Beginning in the fourth quarter of 2009, we increased our quarterly cash dividend from two and one-half cents per share to three cents per share on our Class A and B common stock, which amounted to $11.2 million for fiscal year 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In September 2010, we announced plans to resume purchases of our Class A common stock under our $75.0 million stock repurchase program. We repurchased 0.8 million shares under the program for $4.0 million during fiscal year 2010. Subsequent to October 31, 2010 through November 30, 2010, we repurchased an additional 0.8 million shares for $4.8 million and have $17.7 million remaining available as of November 30, 2010. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During fiscal year 2009, we repurchased $82.6 million aggregate principal amount of our senior convertible notes in the open market at substantial discounts and repurchased an additional $35.9 million aggregate principal amount during fiscal year 2010. Since inception in fiscal year 2009, we have purchased $118.5 million aggregate principal amount of our senior convertible notes at $26.5 million less than face value and have produced $3.8 million of annual cash interest savings.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to pay dividends, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations, make acquisitions of or investments in death care or related businesses and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We have also redesigned our websites to support e-commerce initiatives that will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. We plan to spend approximately $3.5 million in fiscal year 2011 to complete the construction of two funeral homes.

     We continue to pursue several tax planning strategies. During the third quarter of 2009, the Internal Revenue Service approved a change in one of our tax accounting methods that resulted in a combination of refunds and reductions of federal income tax payments totaling approximately $32.0 million. Of that amount, $17.9 million was received as a refund in fiscal year 2009, $1.6 million was received as a refund in the first quarter of 2010, $8.0 million was used to offset estimated tax payments during fiscal 2009 and the remaining $4.5 million was used to offset future federal income tax payments in 2010. The change relates to our tax accounting method for preneed contracts in one state. For those contracts, we were recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This method relates to approximately $89.4 million of income that was taxed prior to the actual delivery of the merchandise or services. The change permits us to defer recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is actually performed or the merchandise is actually delivered and cash is withdrawn from the trust, which generally aligns our book and tax accounting for these amounts and is consistent with our approach in the other states. The change essentially allowed us to apply the approximately $89.4 million reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and part of 2010. We will eventually have to pay federal income taxes with respect to the $89.4 million as the related preneed contracts are performed in the future.
     We received IRS approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84.0 million of taxable income. These changes increase the current net operating loss to be utilized beginning in 2010 to approximately $104.0 million. The utilization of this net operating loss will significantly reduce federal income tax payments by approximately $36.0 million for the next three years beginning in 2010, of which approximately $12.0 million was used to reduce federal income tax payments in fiscal year 2010. We utilized approximately $33.5 million of this net operating loss in fiscal year 2010. These changes primarily relate to our tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit us to defer the recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. We will eventually pay taxes with respect to the $84.0 million as the related preneed contracts are performed in the future. We are continuing to review all of our tax accounting methods to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 or 2010.
Cash Flow
Comparison of Fiscal Year 2010 to Fiscal Year 2009
     Cash flow provided by operating activities for fiscal 2010 was $63.4 million compared to $84.9 million for fiscal year 2009. We received $14.4 million of net tax refunds during fiscal year 2009 compared to receiving $0.3 million in net tax refunds in fiscal year 2010. In addition, we experienced a change in working capital during fiscal year 2010, partly driven by the $6.2 million change in receivables due in part to the improved cemetery property sales, which are typically financed.
     Our investing activities resulted in a net cash outflow of $24.6 million for the year ended October 31, 2010, compared to a net cash outflow of $22.3 million for the comparable period in 2009. The change is primarily due to $10.0 million in net purchases of certificates of deposit in fiscal year 2010, offset by a decline in capital expenditures. In the first quarter of 2010, we entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on our cash balances, while maintaining our FDIC insurance protection. For the year ended October 31, 2010, capital expenditures amounted to $16.5 million, which included $12.7 million for maintenance capital expenditures, $3.0 million for growth initiatives and $0.8 million related to the implementation of new business systems. For the year ended October 31, 2009, capital expenditures were $21.2 million, which included $13.1 million for maintenance capital expenditures, $5.9 million for growth initiatives and $2.2 million related to the implementation of new business systems. We also purchased a cemetery business in fiscal year 2009 resulting in a net cash outflow of $1.6 million and sold a funeral business in fiscal year 2010 resulting in a net cash inflow of $1.7 million.

     Our financing activities resulted in a net cash outflow of $45.5 million for the year ended October 31, 2010, compared to a net cash outflow of $72.3 million for the comparable period in 2009. We had $31.5 million in repayments of long-term debt in 2010 due primarily to the purchases of our senior convertible notes, compared to $60.9 million in repayments in 2009. In fiscal year 2010, $4.1 million was spent on stock repurchases under our current stock repurchase plan, compared to less than $0.1 million in stock repurchases during 2009.
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
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2010.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$331.6	$—	$200.0	$86.4	$45.2
Interest on long-term debt (2)	51.7	16.7	27.2	5.8	2.0
Operating lease agreements (3)	31.0	4.8	6.8	3.7	15.7
Purchase obligations (4)	2.6	2.6	—	—	—
Non-competition and other agreements (5)	1.3	.5	.3	.2	.3

	$418.2	$24.6	$234.3	$96.1	$63.2

(1)	See below for a breakdown of future scheduled principal payments and maturities of our long-term debt by type as of October 31, 2010.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 20 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments for all operating leases as of October 31, 2010 were $4.8 million, $3.7 million, $3.1 million, $2.2 million, $1.5 million and $15.7 million for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and later years, respectively.

(4)	Represents construction contracts for two funeral homes currently under construction.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
     The following table details our known potential or possible future cash payments related to the specified contingent obligations specified below (in millions) as of October 31, 2010.

	Expiration by Period
		Less than			More than
Contingent Obligations	Total	1 year	1-3 years	3-5 years	5 years
Cemetery perpetual care trust funding obligations(1)	$13.3	$13.3	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	2.2	—	—	—	2.2

	$15.5	$13.3	$—	$—	$2.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.3 million as of October 31, 2010. As of October 31, 2010, we had net unrealized losses of $36.4 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.5 million; no change has been recorded for these amounts as of October 31, 2010.

(2)	As discussed in Note 18 to the consolidated financial statements included in Item 8, we adopted the required accounting guidance related to uncertain tax positions on November 1, 2007. In accordance with this guidance, as of October 31, 2010, we recorded $2.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.
     As of October 31, 2010, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $45.1 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.25 percent senior notes due 2013 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of October 31, 2010.

				Other
	Senior			Principally
	Secured			Seller
	Revolving	Senior		Financing of
Fiscal Year Ending	Credit	Convertible		Acquired
October 31,	Facility	Notes	Senior Notes	Operations	Total
2011	$—	$—	$—	$—	$—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	86.4	—	—	86.4
2015	—	—	—	—	—
Thereafter	—	45.1	—	.1	45.2

Total long-term debt	$—	$131.5	$200.0	$.1	$331.6

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of October 31, 2010 consist of the following two items:
(1)	the $24.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements included in Item 8.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Years ended October 31,
2010	2009	2008	2007	2006
2.69 (1)	2.21 (2)	1.40 (3)	2.85 (4)	2.82 (5)

(1)	Pre-tax earnings for fiscal year 2010 include a $1.0 million pre-tax net loss on the early extinguishment of debt due to fiscal year 2010 debt repurchases.

(2)	Pre-tax earnings for fiscal year 2009 include a $6.2 million pre-tax net gain on the early extinguishment of debt due to fiscal year 2009 debt repurchases, a $3.4 million charge related to the estimated probable funding obligation to fund the cemetery perpetual care trust net realized losses, a $0.4 million charge for hurricane related expenses, a $0.3 million charge for separation charges primarily related to the retirement of an executive officer and net impairment losses on dispositions of ($0.2) million.

(3)	Pre-tax earnings for fiscal year 2008 include a charge of $2.3 million related to Hurricanes Katrina and Ike, a charge of $26.0 million for impairment of goodwill, a $13.3 million charge related to the estimated probable obligation to fund the cemetery perpetual care trust net realized losses and net impairment losses on dispositions of ($0.4) million.

(4)	Pre-tax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(5)	Pre-tax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and net impairment losses on dispositions of ($0.2) million.
     For purposes of computing the ratio of earnings to fixed charges, earnings consist of pre-tax earnings from continuing operations plus fixed charges (excluding interest capitalized during the period). Fixed charges consist of interest expense, amortization of capitalized interest, amortization of debt expense and discount or premium relating to any indebtedness and the portion of rental expense that management believes to be representative of the interest component of rental expense.
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
Marketable Equity Securities
     As of October 31, 2010 and 2009, our marketable equity securities subject to market risk consisted principally of investments held by our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had fair values of $401.3 million and $378.2 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts would result in a change of approximately $40.1 million and $37.8 million, respectively, in the fair value of such accounts.
     Our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts, which are primarily managed by ITI, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. ITI operates pursuant to a formal investment policy as discussed in “Operations” included in Item 1.
Interest
     We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 15 to our consolidated financial statements included in Item 8.
     As of October 31, 2010, our long-term fixed-rate debt consists of our $200.0 million 6.25 percent senior notes due 2013, $76.1 million 3.125 percent senior convertible notes due 2014, $37.8 million 3.375 percent senior convertible notes due 2016 and our third-party debt. There was nothing drawn on our $95.0 million senior secured revolving credit facility. As of October 31, 2010 and 2009, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $317.9 million and $343.9 million, respectively, compared to fair values of $328.3 million and $339.4 million, respectively. Fair values were determined using quoted market prices.

Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 55 basis points for 2010 and 70 basis points for 2009, would result in changes of approximately $5.7 million and $9.0 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
     We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, entering into interest rate swaps or refinancing any balances outstanding under our variable-rate senior secured revolving credit facility with fixed-rate debt.
     As of October 31, 2010 and 2009, our fixed-income securities subject to market risk consisted principally of investments in our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts and escrow accounts and had aggregate quoted market values of $108.1 million and $112.9 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $1.8 million and $2.3 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.
     As of October 31, 2010 and 2009, our mutual funds, money market and other short-term investments subject to market risk, including amounts held in preneed funeral and cemetery merchandise and services trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $287.7 million and $236.1 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed funeral and cemetery merchandise and services trusts would not result in a change in our current pre-tax earnings. As such, as of October 31, 2010 and 2009, only $86.8 million and $58.8 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2010 and 2009, would result in changes of less than $0.1 million for 2010 and 2009 in our pre-tax earnings.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
        Shareholders of Stewart Enterprises, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, on November 1, 2009, the Company changed its accounting for convertible debt instruments that may be settled in cash upon conversion and earnings per share. These changes were applied retrospectively for all periods presented.
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
PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 15, 2010

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2010	2009	2008
		(As Adjusted)	(As Adjusted)
Revenues:
Funeral	$275,898	$274,902	$284,970
Cemetery	224,009	211,477	241,276

	499,907	486,379	526,246

Costs and expenses:
Funeral	210,812	209,894	216,801
Cemetery	192,891	188,866	208,838

	403,703	398,760	425,639

Gross profit	96,204	87,619	100,607
Corporate general and administrative expenses	(27,784)	(30,670)	(32,611)
Impairment of goodwill	—	—	(25,952)
Hurricane related charges, net	(66)	(380)	(2,297)
Separation charges	—	(275)	—
Net impairment losses on dispositions	—	(218)	(353)
Other operating income, net	1,424	1,250	819

Operating earnings	69,778	57,326	40,213
Interest expense	(24,392)	(27,776)	(29,805)
Gain (loss) on early extinguishment of debt	(1,035)	6,146	—
Investment and other income, net	156	92	2,406

Earnings from continuing operations before income taxes	44,507	35,788	12,814
Income taxes	13,938	12,597	20,282

Earnings (loss) from continuing operations	30,569	23,191	(7,468)

Discontinued operations:
Earnings from discontinued operations before income taxes	660	121	210
Income taxes	251	46	76

Earnings from discontinued operations	409	75	134

Net earnings (loss)	$30,978	$23,266	$(7,334)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.33	$.25	$(.08)
Earnings from discontinued operations	—	—	—

Net earnings (loss)	$.33	$.25	$(.08)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.33	$.25	$(.08)
Earnings from discontinued operations	—	—	—

Net earnings (loss)	$.33	$.25	$(.08)

Weighted average common shares outstanding (in thousands):
Basic	92,119	91,898	93,795

Diluted	92,394	91,978	93,795

Dividends declared per common share	$.12	$.105	$.10

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
ASSETS	2010	2009
		(As Adjusted)
Current assets:
Cash and cash equivalents	$56,060	$62,808
Certificates of deposit and marketable securities	10,000	—
Receivables, net of allowances	51,170	59,439
Inventories	35,715	34,463
Prepaid expenses	5,480	6,728
Deferred income taxes, net	28,312	21,715
Assets held for sale	—	35

Total current assets	186,737	185,188
Receivables due beyond one year, net of allowances	67,458	63,011
Preneed funeral receivables and trust investments	414,918	389,338
Preneed cemetery receivables and trust investments	209,750	193,417
Goodwill	247,038	247,038
Cemetery property, at cost	386,094	387,656
Property and equipment, at cost:
Land	43,518	43,574
Buildings	338,264	328,715
Equipment and other	191,428	186,760

	573,210	559,049
Less accumulated depreciation	283,637	260,422

Net property and equipment	289,573	298,627
Deferred income taxes, net	98,025	113,398
Cemetery perpetual care trust investments	231,008	205,476
Non-current assets held for sale	360	1,201
Other assets	11,905	14,654

Total assets	$2,142,866	$2,099,004

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009
		(As Adjusted)
Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	24,797	25,604
Accrued payroll and other benefits	14,313	15,200
Accrued insurance	20,912	20,504
Accrued interest	4,197	4,561
Estimated obligation to fund cemetery perpetual care trust	13,253	14,010
Other current liabilities	12,138	14,099
Income taxes payable	2,533	2,028

Total current liabilities	92,148	96,011
Long-term debt, less current maturities	314,027	339,721
Deferred income taxes, net	4,950	—
Deferred preneed funeral revenue	243,520	247,825
Deferred preneed cemetery revenue	258,044	266,964
Deferred preneed funeral and cemetery receipts held in trust	555,152	514,613
Perpetual care trusts’ corpus	229,518	204,168
Long-term liabilities associated with assets held for sale	—	174
Other long-term liabilities	20,023	20,871

Total liabilities	1,717,382	1,690,347

Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 88,739,140 and 89,128,700 shares at October 31, 2010 and 2009, respectively	88,739	89,129
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2010 and 2009; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	547,319	561,063
Accumulated deficit	(214,147)	(245,125)
Accumulated other comprehensive income :
Unrealized appreciation of investments	18	35

Total accumulated other comprehensive income	18	35

Total shareholders’ equity	425,484	408,657

Total liabilities and shareholders’ equity	$2,142,866	$2,099,004

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized
	Common	Additional Paid-In	Accumulated	Appreciation	Total Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2007, as previously reported	$98,420	$583,789	$(258,902)	$11	$423,318
Adoption of convertible debt standard (see Note 3)	—	35,436	(1,200)	—	34,236

Balance October 31, 2007, as adjusted	$98,420	$619,225	$(260,102)	$11	$$457,554

Comprehensive income (loss):
Net loss	—	—	(7,334)	—	(7,334)

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($15)	—	—	—	26	26

Total other comprehensive income	—	—	—	26	26

Total comprehensive income (loss)	—	—	(7,334)	26	(7,308)

Cumulative effect of adoption of uncertain tax position guidance in ASC 740	—	—	(955)	—	(955)
Restricted stock activity	9	440	—	—	449
Issuance of common stock	172	1,082	—	—	1,254
Stock options exercised	265	1,249	—	—	1,514
Stock option expense	—	1,544	—	—	1,544
Tax benefit associated with stock options exercised	—	181	—	—	181
Purchase and retirement of common stock	(6,618)	(42,009)	—	—	(48,627)
Dividends ($.10 per share)	—	(9,374)	—	—	(9,374)

Balance October 31, 2008, as adjusted	$92,248	$572,338	$(268,391)	$37	$396,232

				Unrealized
		Additional		Appreciation	Total
	Common	Paid-In	Accumulated	(Depreciation)	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity

Balance October 31, 2008, as adjusted	$92,248	$572,338	$(268,391)	$37	$396,232

Comprehensive income (loss):
Net earnings	—	—	23,266	—	23,266

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(2)	(2)

Total other comprehensive loss	—	—	—	(2)	(2)

Total comprehensive income (loss)	—	—	23,266	(2)	23,264

Restricted stock activity	270	373	—	—	643
Issuance of common stock	182	422	—	—	604
Stock option expense	—	1,180	—	—	1,180
Tax benefit associated with stock activity	—	(126)	—	—	(126)
Purchase and retirement of common stock	(16)	(59)	—	—	(75)
Retirement of call options, net of tax expense of $3,050	—	5,664	—	—	5,664
Retirement of common stock warrants	—	(8,560)	—	—	(8,560)
Repurchase of convertible notes, net of tax benefit of $245		(435)			(435)
Dividends ($.105 per share)	—	(9,734)	—	—	(9,734)

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Unrealized
		Additional		Appreciation	Total
	Common	Paid-In		(Depreciation) of	Shareholders’
	Stock(1)	Capital	Accumulated Deficit	Investments	Equity

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

Comprehensive income (loss):
Net earnings	—	—	30,978	—	30,978

Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax benefit of $9	—	—	—	(17)	(17)

Total other comprehensive loss	—	—	—	(17)	(17)

Total comprehensive income (loss)	—	—	30,978	(17)	30,961

Restricted stock activity	115	549	—	—	664
Issuance of common stock	156	566	—	—	722
Stock options exercised	82	304	—	—	386
Stock option expense	—	1,054	—	—	1,054
Tax benefit associated with stock activity	—	(120)	—	—	(120)
Purchase and retirement of common stock	(743)	(3,313)	—	—	(4,056)
Retirement of call options, net of tax expense of $1,247	—	2,315	—	—	2,315
Retirement of common stock warrants	—	(3,143)	—	—	(3,143)
Repurchase of convertible notes, net of tax benefit of $442	—	(786)	—	—	(786)
Dividends ($.12 per share)	—	(11,170)	—	—	(11,170)

Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2010	2009	2008
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Net earnings (loss)	$30,978	$23,266	$(7,334)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net impairment losses and (gains) on dispositions, net	(645)	218	353
Impairment of goodwill	—	—	25,952
(Gain) loss on early extinguishment of debt	1,035	(6,146)	—
Depreciation and amortization	26,367	27,666	26,579
Non-cash interest and amortization of discount on senior convertible notes	5,901	7,139	7,387
Provision for doubtful accounts	4,758	7,916	7,995
Share-based compensation	2,457	2,204	2,819
Excess tax benefits from share-based payment arrangements	(121)	—	(227)
Provision for deferred income taxes	10,922	9,945	5,124
Estimated obligation to fund cemetery perpetual care trust	31	3,421	13,281
Other	(649)	158	443
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,980)	4,216	(3,058)
(Increase) decrease in prepaid expenses	1,249	569	(1,031)
(Increase) decrease in inventories and cemetery property	301	(553)	(2,509)
Federal income tax refunds	1,600	18,018	15,165
Increase (decrease) in accounts payable and accrued expenses	(4,502)	(7,674)	2,623
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	11,424	16,335	36,604
Increase (decrease) in deferred preneed funeral revenue	(4,143)	2,642	(11,067)
Decrease in deferred preneed funeral receipts held in trust	(14,043)	(13,932)	(30,642)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	905	12,069	15,910
Decrease in deferred preneed cemetery revenue	(8,919)	(16,276)	(8,673)
Increase (decrease) in deferred preneed cemetery receipts held in trust	178	(7,482)	(9,599)
Increase (decrease) in other	250	1,176	(1,572)

Net cash provided by operating activities	63,354	84,895	84,523

Cash flows from investing activities:
Proceeds from sales of marketable securities	5,901	250	20,219
Purchases of certificates of deposit and marketable securities	(15,875)	(197)	(19,956)
Proceeds from sale of assets	1,681	724	599
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,923)	(1,378)
Additions to property and equipment	(16,450)	(21,238)	(26,995)
Other	176	49	144

Net cash used in investing activities	(24,567)	(22,335)	(27,367)

Cash flows from financing activities:
Repayments of long-term debt	(31,505)	(60,860)	(198)
Retirement of common stock warrants	(3,143)	(8,560)	—
Issuance of common stock	694	299	1,845
Retirement of call options	3,562	8,714	—
Purchase and retirement of common stock	(4,056)	(75)	(48,627)
Debt refinancing costs	(38)	(2,110)	—
Dividends	(11,170)	(9,734)	(9,374)
Excess tax benefits from share-based payment arrangements	121	—	227

Net cash used in financing activities	(45,535)	(72,326)	(56,127)

Net increase (decrease) in cash	(6,748)	(9,766)	1,029
Cash and cash equivalents, beginning of year	62,808	72,574	71,545

Cash and cash equivalents, end of year	$56,060	$62,808	$72,574

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$(309)	$(14,353)	$(3,980)
Interest	$19,311	$22,331	$22,120
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$414	$305	$923
Issuance of restricted stock, net of forfeitures	$724	$20	$162
See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(1)	The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2010, the Company owned and operated 217 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.

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
     The Company records debt at amortized cost, but determines the fair value for disclosure purposes. The fair value of the Company’s long-term variable-rate and fixed-rate debt is estimated using quoted market prices, where applicable, or future cash flows discounted at rates for similar types of borrowing arrangements as discussed in Note 15.
     The call options purchased and warrants sold contemporaneously with the sale of the senior convertible notes issued in fiscal year 2007 are equity contracts that meet the scope exception of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-Derivatives and Hedging and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid-in capital in stockholders’ equity as

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
     (e) Buildings and Equipment
     Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment, 3 to 4 years; and crematory equipment, 5 to 20 years. Vehicles are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2010, 2009 and 2008, depreciation expense totaled $25,622, $26,662 and $25,456, respectively.
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
     (g) Goodwill
     The Company’s evaluation of the goodwill of its operations previously consisted of eight reporting units. In the third quarter of fiscal year 2010, the Company combined its Western North and Western South regions, which were previously in different reporting units in both the funeral segment and cemetery segment, to form new Western regions in both the funeral and cemetery segments. In connection with this change in its regions, the Company reviewed its reporting units and increased the number of reporting units from eight to ten reporting units. Those reporting units are: the funeral operating segment comprised of four reporting units (Southern, Southwestern, Northern, Midwestern, and Central regions aggregated; Western region; Puerto Rico region; and Southeastern region); the cemetery operating segment comprised of six reporting units (Southwestern region; Southern and Midwestern regions aggregated; Puerto Rico region; Central and Northern regions aggregated; Southeastern region; and Western region).
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
     Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis, as supplemented by comparing them to the trading multiples of companies in this industry and supplier industries calculated as enterprise value divided by EBITDA. We also reviewed multiples used in recent acquisition transactions within the deathcare industry.
     In reviewing goodwill for impairment, the Company first compares the fair value of each of its reporting units with their carrying amounts (including goodwill). If the carrying amount of a reporting unit (including goodwill) exceeds its fair value, the Company then measures the amount of impairment of the reporting unit’s goodwill by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment charge is recorded when the carrying amount of goodwill exceeds its implied fair value. This step of the impairment test involves determining estimates of fair values of the reporting units’ assets and liabilities.
     The Company’s goodwill impairment test involves estimates and management judgment. The Company determines fair value of each reporting unit based on present value techniques including discounted cash flows. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company tests its results by comparing them to the trading multiples of companies in its industry and supplier industries calculated as enterprise value divided by EBITDA. The Company also reviewed multiples used in recent acquisition transactions within the industry. In projecting the Company’s cash flows, it used growth rates generally ranging from two to five percent in revenues and costs, with the growth in costs slightly below that of revenues, resulting in growth in cash flows of approximately six percent overall. The Company adjusted the results for its estimate to reflect of the impact of the realized losses in its trusts on its cash flows. For the discount rate, the Company used 9.0 percent, which reflected its weighted average cost of capital determined based on its industry and supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on its market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 1.5 to 4 percent. The Company considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as its best estimate. As of October 31, 2010, none of the Company’s reporting units with material goodwill are at risk of failing step one of the goodwill impairment test.
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
     The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral is actually performed. Prearranged funeral merchandise is recognized as revenue upon delivery. When a contract turns at-need or the merchandise is delivered, the contract face value along with related trust dividends, interest income and gains and losses allocated to individual contracts as per the applicable trust agreement are included in revenue. Prior to performing the funeral or delivering of the merchandise, such sales and related trust earnings are deferred. Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered. The Company records cash advance items such as public transportation arranged on behalf of a customer on a net basis. Discounts are also recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.
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
     When a trust-funded preneed funeral contract is entered into, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. Principal amounts deposited in the trust or escrow accounts generally range from 70 percent to 90 percent of each installment received. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment based on applicable state law and reclassifies the corresponding amount from deferred preneed funeral revenues into deferred preneed funeral and cemetery receipts held in trust.
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
     Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(2)	Summary of Significant Accounting Policies—(Continued)
customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon the analysis described in Note 2(m), no loss amounts have been required to be recognized for the years ended October 31, 2010, 2009 and 2008. See Note 2(m) below.
     Insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2010 and 2009 was $530,424 and $507,349, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission because it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. This allowance amounted to $3,527 and $3,446 for October 31, 2010 and 2009, respectively. The costs related to the commissions paid to the Company’s sales counselors are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As a result, nothing more is recorded until the contracted service or merchandise is delivered, and these contracts are not included in deferred revenue. At that time, the face amount of the contract including any build-up (i.e., the policy proceeds) is recorded as funeral revenue, as well as the related costs to deliver the contract, and a receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.
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
     Some or all of the funds received under preneed cemetery contracts for merchandise or services may be required to be placed into trust accounts, pursuant to applicable state law. With respect to the preneed sale of cemetery merchandise, the Company is generally required to place in trust 30 percent to 50 percent of each installment received. With respect to the preneed sale of cemetery services, the Company is generally required to place in trust 70 percent to 90 percent of each installment received. When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in preneed cemetery receivables and trust investments) and a corresponding liability (included in deferred preneed cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment based on applicable state law and reclassifies the corresponding amount from deferred preneed cemetery revenues into deferred preneed funeral and cemetery receipts held in trust.
     Deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. In addition to the amounts receivable from customers and amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust in advance of performance of the service or delivery of the merchandise). Future contract revenues

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
     The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of ASC 360-Property, Plant and Equipment. Under this guidance, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements. As of October 31, 2010 and 2009, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $951 and $1,008, respectively. Revenue related to the preneed sale of cemetery property prior to the completion of its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.
     Pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. As payments are received, the Company generally funds the perpetual care trust based on applicable state law in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount it is required to place in the cemetery perpetual care trust for that contract. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, net capital gains realized by cemetery perpetual care funds.
     If the Company realizes net losses in those states that allowed it to withdraw capital gains, these states may require the Company to make cash deposits to the trust to cover the net loss, or may require the Company to stop withdrawing earnings until future earnings cover the net losses. The Company is currently utilizing some of the cash that could be withdrawn from the trusts to satisfy its funding obligation resulting from the net realized capital losses recorded in fiscal years 2008, 2009 and 2010.
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
     In order to determine if a loss should be considered realized and included as a component of future revenue recorded as contracts turn at need, the Company looks at specific changes in market conditions or concerns specific to the issuer of the securities. In addition, the Company assesses the likelihood that there is sufficient cash and cash equivalents within the trusts from future preneed sales and ordinary income to fund future services which would allow the Company to hold these investments until they are estimated to recover in value. Further, the Company evaluates its intent at the individual trust level with respect to those securities. This evaluation is performed each quarter. In conjunction with its quarterly evaluation of the investments in the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts, the Company makes a determination about whether impairments in its debt securities are temporary or other than temporary in nature. Based on the analysis performed by the Company, it does not consider any of its debt security investments to be other than temporarily impaired as of October 31, 2010.
     In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to perpetual care trusts’ corpus). Certain states allow the Company to withdraw net realized capital gains, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that the Company has been allowed to withdraw net realized gains and there are subsequent realized losses in the trust, the Company may determine it has a funding obligation to restore the net realized losses of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that the Company will be required to restore the net realized losses.
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
     Cash flows from preneed funeral and cemetery merchandise and services contracts and cemetery perpetual care contracts are presented as operating cash flows in the Company’s consolidated statement of cash flows, with related unrealized gains and losses excluded and reflected in accumulated other comprehensive income or loss in the Company’s consolidated balance sheet.
     (l) Trust Fee Revenue
     Trust management fees related to the preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are earned by the Company based on the fair market value of the investments in the trusts. These fees are established by the Company at rates consistent with industry norms and are paid by the trusts to the Company’s subsidiary, ITI.
     (m) Loss Contract Impairment Analysis
     Each quarter, the Company performs an analysis to determine whether its preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, the Company adds the sales prices of the underlying contracts and realized earnings, then subtracts realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. The Company then considers unrealized gains and losses based on current market prices quoted for the investments and does not include future expected returns on the investments in its analysis. The Company compares the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, the Company would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from its deferred revenue. No such amounts were recognized during fiscal years 2010, 2009 or 2008.
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
     (o) Income Taxes
     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management records a valuation allowance against the deferred tax asset for amounts which are not considered more likely than not to be realized. For additional information see Note 18.
     For the purpose of calculating income taxes for discontinued operations, earnings from discontinued operations is segregated into two categories: operating results and gain or loss on dispositions. Operating results are tax affected in the ordinary manner (i.e., income tax expense on net operating income, income tax benefit on net operating loss).

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
     (q) Earnings Per Common Share
     Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during each period as discussed in Note 17.
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
     On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. On December 20, 2007, the Company announced a $25,000 increase in this program. On June 19, 2008, the Company announced an additional $25,000 increase to the program, which increased the program to $75,000. On September 22, 2010, the Company announced plans to resume purchases of its Class A common stock. During fiscal year 2010, the Company repurchased 743,262 shares of its Class A common stock for $4,034 at an average price of $5.43 per share. As of October 31, 2010, the Company has repurchased 7,377,398 shares of its Class A common stock since the start of the program for $52,538 at an average price of $7.12 per share and has $22,462 remaining available under this program.
     (s) Derivatives
     The Company accounts for derivative financial instruments under ASC 815 — Derivatives and Hedging. The Company’s only derivatives are its covered calls in its trust portfolios. A discussion of covered calls can be found in Notes 4, 5 and 6.
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
     (u) Dividends
     In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, the Company announced that it had increased the quarterly dividend rate to three cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2010, 2009 and 2008, the Company paid $11,170, $9,734 and $9,374, respectively, in dividends.
     (v) Leases
     The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 20 years, with the exception of eight leases that expire between 2032 and 2039. As of October 31, 2010, approximately 77 percent of the Company’s 217 funeral locations were owned by the Company’s subsidiaries and approximately 23 percent were held under operating leases. The Company records operating lease expense for

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
     (x) Reclassifications
     Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements in order for these periods to be comparable. All businesses sold in fiscal years 2008, 2009 and 2010 that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. Results associated with real estate sold or intended to be sold have been included in continuing operations for all periods presented. See Note 12 for a discussion of discontinued operations.

(3)	Change in Accounting Principles and New Accounting Principles
     In December 2007, the FASB issued Accounting Standards Codification 805-Business Combinations (“ASC 805”). This guidance states that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning November 1, 2009. This guidance applies to any future business combinations as of that date.
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
     The FASB issued guidance in February 2008 which provided a one-year deferral of the effective date of ASC 820-Fair Value Measurements and Disclosures (“ASC 820”) for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The major categories of assets and liabilities that are subject to non-recurring fair value measurement for which these provisions of ASC 820 apply are as follows: reporting units measured at fair value in the goodwill impairment test under ASC 350-Intangibles—Goodwill and Other, and non-financial assets and liabilities initially measured at fair value in a business combination under ASC 805-Business Combinations. On November 1, 2009, the Company adopted this guidance for its non-financial assets and liabilities, such as goodwill, that are disclosed or recognized at fair value on a non-recurring basis. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
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
in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and is required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. The tables below reflect the Company’s retrospective adoption of this guidance as of November 1, 2009 and summarize the impact on the Company’s balance sheet as of October 31, 2009 and statements of earnings for the years ended October 31, 2009 and 2008. See Note 15 for additional information.
     In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Dividends are currently paid by the Company on all shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance was immaterial and is presented in the statements of earnings tables below, along with the impact of the adoption of the convertible debt guidance described above.

		Effects of
		the Adoption
	October 31, 2009	of Convertible Debt	October 31, 2009
	As Reported	Guidance	As Adjusted
Balance Sheet:
Deferred tax assets	$145,110	$(9,997)	$135,113
Long-term debt	367,496	(27,770)	339,726
Additional paid-in capital	526,062	35,001	561,063
Accumulated deficit	(227,897)	(17,228)	(245,125)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(3)	Change in Accounting Principles and New Accounting Principles—(Continued)

	Year Ended	Effects of the	Effects of		Year Ended
	October	Adoption of	Adoption	Effect of	October
	31, 2009	Convertible Debt	of Participating	Discontinued	31, 2009
	As Reported	Guidance	Share Guidance	Operations	As Adjusted
Statement of earnings:
Interest expense	$22,353	$5,423			$27,776
Gain on early extinguishment of debt	20,078	(13,932)			6,146
Income taxes	19,611	(6,968)		(46)	12,597
Earnings from continuing operations	35,653	(12,387)		(75)	23,191
Net earnings	35,653	(12,387)			23,266
Basic earnings per share:
Earnings from continuing operations	$.39	$(.14)			$.25
Earnings from discontinued operations	$—	$—			$—

Net earnings	$.39	$(.14)			$.25

Diluted earnings per share:
Earnings from continuing operations	$.39	$(.14)			$.25
Earnings from discontinued operations	$—	$—			$—

Net earnings	$.39	$(.14)			$.25

Weighted average basic shares outstanding	91,898		—		91,898

Weighted average diluted shares outstanding	91,995		(17)		91,978

	Year Ended	Effects of the	Effects		Year Ended
	October	Adoption of	of Adoption	Effect of	October
	31, 2008	Convertible Debt	of Participating	Discontinued	31, 2008
	As Reported	Guidance	Share Guidance	Operations	As Adjusted
Statement of earnings:
Interest expense	$24,115	$5,690			$29,805
Income taxes	22,407	(2,049)		(76)	20,282
Loss from continuing operations	(3,693)	(3,641)		(134)	(7,468)
Net loss	(3,693)	(3,641)			(7,334)
Basic earnings (loss) per share:
Loss from continuing operations	$(.04)	$(.04)			$(.08)
Earnings from discontinued operations	$—	$—			$—

Net loss	$(.04)	$(.04)			$(.08)

Diluted earnings (loss) per share:
Loss from continuing operations	$(.04)	$(.04)			$(.08)
Earnings from discontinued operations	$—	$—			$—

Net loss	$(.04)	$(.04)			$(.08)

Weighted average basic shares outstanding	93,795		—		93,795

Weighted average diluted shares outstanding	93,795		—		93,795

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
     In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

(4)	Preneed Funeral Activities
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheets as of October 31, 2010 and 2009 are as follows:

	October 31, 2010	October 31, 2009
Trust assets	$383,792	$358,256
Receivables from customers	42,879	43,225

	426,671	401,481
Allowances for cancellations	(11,753)	(12,143)

Preneed funeral receivables and trust investments	$414,918	$389,338

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4)	Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$26,118	$—	$—	$26,118
U.S. Government, agencies and municipalities	2,224	84	(1)	2,307
Corporate bonds	44,077	2,887	(1)	46,963
Preferred stocks	56,297	356	(2,220)	54,433
Common stocks	234,946	925	(91,593)	144,278
Mutual funds:
Equity	27,154	185	(2,936)	24,403
Fixed income	53,444	1,718	(767)	54,395
Commodity	13,572	1,968	—	15,540
Insurance contracts and other long-term investments	14,171	146	(98)	14,219

Trust investments	$472,003	$8,269	$(97,616)	$382,656

Market value as a percentage of cost					81.1%

Accrued investment income				1,136

Trust assets				$383,792

     The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$28,979	$—	$—	$28,979
U.S. Government, agencies and municipalities	6,044	214	(1)	6,257
Corporate bonds	39,007	1,650	(1,458)	39,199
Preferred stocks	56,885	9	(10,394)	46,500
Common stocks	248,750	848	(106,788)	142,810
Mutual funds:
Equity	28,841	20	(7,486)	21,375
Fixed income	56,193	448	(916)	55,725
Insurance contracts and other long-term investments	19,054	112	(2,594)	16,572

Trust investments	$483,753	$3,301	$(129,637)	$357,417

Market value as a percentage of cost					73.9%

Accrued investment income				1,013
Less trust investments of assets held for sale				(174)

Trust assets				$358,256

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4)	Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2010
Due in one year or less	$5,723
Due in one to five years	30,200
Due in five to ten years	13,326
Thereafter	21

$49,270

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust in order to provide an opportunity for additional income. As of October 31, 2010 and 2009, the Company had outstanding covered calls with a market value of $311 and $424, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the fiscal years October 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($270) and $463, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other funeral merchandise and services trust earnings and flow through funeral revenue in the statement of earnings. Although the Company realized losses associated with the covered call program as of October 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $3,877 during the period that the covered calls were outstanding.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4)	Preneed Funeral Activities—(Continued)
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments — October 31, 2010	$272,173	$103,703	$6,780	$382,656
Trust investments — October 31, 2009	$256,799	$91,956	$8,662	$357,417
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009
Fair market value, beginning balance	$8,662	$11,299
Total unrealized losses included in other comprehensive income (1)	(1,762)	(2,554)
Distributions and other, net	(120)	(83)

Fair market value, ending balance	$6,780	$8,662

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2010		2009		2008
Purchases	$41,441		$53,739		$18,839
Sales	45,995		54,120		24,072
Realized gains from sales of investments	2,222		2,566		2,572
Realized losses from sales of investments and other	(5,959	)(1)	(11,167	) (2)	(24,868	) (3)
Interest income, dividend and other ordinary income	10,685		11,328		13,478
Deposits	26,018		26,540		31,520
Withdrawals	44,009		41,085		46,403

Other comprehensive income:
Reduction (increase) in net unrealized losses	36,989		37,437		(109,761)
Reclassification to deferred preneed funeral receipts held in trust	(36,989)		(37,437)		109,761

(1)	Includes $4,722 in losses from the sale of investments and $1,416 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.

(2)	Includes $2,499 in losses from the sale of investments and $8,668 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(3)	Includes $865 in losses from the sale of investments and $24,003 in losses related to certain investments that were rendered worthless or practically worthless.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(4)	Preneed Funeral Activities—(Continued)
     The following tables shows the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2010 and 2009.

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	896	(1)	—	—	896	(1)
Preferred stocks	49	(1)	35,205	(2,219)	35,254	(2,220)
Common stocks	(17)	(136)	136,483	(91,457)	136,466	(91,593)
Mutual funds:
Equity	—	—	20,298	(2,936)	20,298	(2,936)
Fixed income	3,575	(3)	4,550	(764)	8,125	(767)
Insurance contracts and other long-term investments	—	—	—	(98)	—	(98)

Total	$4,503	$(141)	$196,557	$(97,475)	$201,060	$(97,616)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	—	—	10,154	(1,458)	10,154	(1,458)
Preferred stocks	493	(7)	43,519	(10,387)	44,012	(10,394)
Common stocks	1,000	(276)	133,428	(106,512)	134,428	(106,788)
Mutual funds:
Equity	—	—	21,237	(7,486)	21,237	(7,486)
Fixed income	318	(1)	4,539	(915)	4,857	(916)
Insurance contracts and other long-term investments	1,203	(1,060)	2,016	(1,534)	3,219	(2,594)

Total	$3,014	$(1,344)	$214,914	$(128,293)	$217,928	$(129,637)

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2010, 94 percent, or $91,593, were generated by common stock investments. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.

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
preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheets as of October 31, 2010 and 2009 are as follows:

	October 31, 2010	October 31, 2009
Trust assets	$182,789	$163,938
Receivables from customers	31,656	35,718

	214,445	199,656
Allowance for cancellations	(4,695)	(6,239)

Preneed cemetery receivables and trust investments	$209,750	$193,417

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,719	$—	$—	$12,719
U.S. Government, agencies and municipalities	5,655	667	(2)	6,320
Corporate bonds	11,790	950	(13)	12,727
Preferred stocks	20,132	139	(1,182)	19,089
Common stocks	122,529	1,223	(45,792)	77,960
Mutual funds:
Equity	30,291	50	(6,978)	23,363
Fixed income	21,405	660	(6)	22,059
Commodity	6,521	966	—	7,487
Other long-term investments	592	3	—	595

Trust investments	$231,634	$4,658	$(53,973)	$182,319

Market value as a percentage of cost					78.7%

Accrued investment income				470

Trust assets				$182,789

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$15,123	$—	$—	$15,123
U.S. Government, agencies and municipalities	9,259	678	—	9,937
Corporate bonds	7,554	552	(74)	8,032
Preferred stocks	20,831	46	(4,363)	16,514
Common stocks	127,942	714	(54,254)	74,402
Mutual funds:
Equity	30,291	15	(9,980)	20,326
Fixed income	18,530	125	(4)	18,651
Other long-term investments	562	—	(8)	554

Trust investments	$230,092	$2,130	$(68,683)	$163,539

Market value as a percentage of cost					71.1%

Accrued investment income				399

Trust assets				$163,938

     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2010
Due in one year or less	$2,885
Due in one to five years	10,830
Due in five to ten years	5,218
Thereafter	114

$19,047

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of October 31, 2010 and 2009, the Company had outstanding covered calls with a market value of $128 and $308, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the fiscal years October 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($220) and $285, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery merchandise and services trust earnings and flow through cemetery revenue in the statement of earnings. Although the Company realized losses associated with the covered call program as of October 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $3,014 during the period that the covered calls were outstanding.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value

Trust investments — October 31, 2010	$144,048	$38,271	$—	$182,319
Trust investments — October 31, 2009	$129,032	$34,507	$—	$163,539
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Year Ended October 31,
	2010		2009		2008
Purchases	$31,721		$24,628		$16,492
Sales	27,364		23,104		12,081
Realized gains from sales of investments	1,708		1,131		1,460
Realized losses from sales of investments and other	(2,153	) (1)	(8,831	) (2)	(14,307	) (3)
Interest income, dividend and other ordinary income	5,322		5,005		6,486
Deposits	17,963		18,540		17,619
Withdrawals	18,536		21,364		19,354

Other comprehensive income:
Reduction (increase) in net unrealized losses	17,238		23,345		(57,469)
Reclassification to deferred preneed cemetery receipts held in trust	(17,238)		(23,345)		57,469

(1)	Includes $2,164 in losses from the sale of investments and $195 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(2)	Includes $5,376 in losses from the sale of investments and $3,455 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(3)	Includes $434 in losses from the sale of investments and $13,873 in losses related to certain investments that were rendered worthless or practically worthless.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(5)	Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables shows the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2010 and 2009.

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$517	$(2)	$—	$—	$517	$(2)
Corporate bonds	627	(6)	493	(7)	1,120	(13)
Preferred stocks	—	—	15,206	(1,182)	15,206	(1,182)
Common stocks	1,957	(139)	66,544	(45,653)	68,501	(45,792)
Mutual funds:
Equity	—	—	22,582	(6,978)	22,582	(6,978)
Fixed income	2,677	(3)	16	(3)	2,693	(6)

Total	$5,778	$(150)	$104,841	$(53,823)	$110,619	$(53,973)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$—	$—	$1,045	$(74)	$1,045	$(74)
Preferred stocks	—	—	16,356	(4,363)	16,356	(4,363)
Common stocks	1,755	(464)	67,374	(53,790)	69,129	(54,254)
Mutual funds:
Equity	—	—	20,186	(9,980)	20,186	(9,980)
Fixed income	20	—	15	(4)	35	(4)
Other long-term investments	—	—	—	(8)	—	(8)

Total	$1,775	$(464)	$104,976	$(68,219)	$106,751	$(68,683)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2010, 98 percent, or $52,770 were generated by common stock investments and mutual fund — equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund — equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.

(6)	Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $7,376, $6,840 and $10,660 for the years ended October 31, 2010, 2009 and 2008, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$32,403	$—	$—	$32,403
U.S. Government, agencies and municipalities	8,006	196	(54)	8,148
Corporate bonds	31,086	1,334	(825)	31,595
Preferred stocks	56,807	257	(6,376)	50,688
Common stocks	90,284	1,042	(36,496)	54,830
Mutual funds:
Equity	5,783	49	(662)	5,170
Fixed income	46,646	878	(304)	47,220
Other long-term investments	401	2	(79)	324

Trust investments	$271,416	$3,758	$(44,796)	$230,378

Market value as a percentage of cost					84.9%

Accrued investment income				630

Trust assets				$231,008

     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2009 are detailed below.

	October 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$17,784	$—	$—	$17,784
U.S. Government, agencies and municipalities	5,416	394	(82)	5,728
Corporate bonds	42,735	2,088	(1,085)	43,738
Preferred stocks	58,421	2	(17,137)	41,286
Common stocks	96,831	2,663	(42,792)	56,702
Mutual funds:
Equity	6,838	25	(1,560)	5,303
Fixed income	32,561	1,340	(342)	33,559
Other long-term investments	766	4	(177)	593

Trust investments	$261,352	$6,516	$(63,175)	$204,693

Market value as a percentage of cost					78.3%

Accrued investment income				783

Trust assets				$205,476

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

October 31, 2010
Due in one year or less	$10,715
Due in one to five years	18,171
Due in five to ten years	9,392
Thereafter	1,465

$39,743

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of October 31, 2010 and 2009, the Company had outstanding covered calls with a market value of $111 and $220, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the fiscal years October 31, 2010 and 2009, the Company realized trust earnings (losses) of approximately ($187) and $186, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery perpetual care trust earnings and flow through cemetery revenue in the statement of earnings. Although the Company realized losses associated with the covered call programs of October 31, 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $2,005 during the period that the covered calls were outstanding.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	value

Trust investments — October 31, 2010	$139,774	$90,431	$173	$230,378
Trust investments — October 31, 2009	$113,715	$90,752	$226	$204,693

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009
Fair market value, beginning balance	$226	$611
Total unrealized losses included in other comprehensive income (1)	(113)	(177)
Transfers out of Level 3 and other	60	(208)

Fair market value, ending balance	$173	$226

(1)	All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of October 31, 2010 and 2009, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $13,253 and $14,010, respectively. The Company recorded $31 and $3,421 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the years ended October 31, 2010 and 2009, respectively. The additional funding obligation in fiscal year 2010 is related to the further decline in certain investments that the Company had previously deemed other than temporarily impaired. The Company had earnings of $788 and $1,958 within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation for the years ended October 31, 2010 and 2009, respectively. Also during fiscal year 2009, the Company contributed approximately $734 to the trusts as part of its funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,463; no charge has been recorded for these amounts as of October 31, 2010.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2010		2009		2008
Purchases	$106,857		$31,856		$54,315
Sales	116,361		24,798		53,902
Realized gains from sales of investments	6,031		1,822		4,498
Realized losses from sales of investments and other	(1,328	) (1)	(4,416	) (2)	(14,173	) (4)
Interest income, dividend and other ordinary income	8,769		9,570		10,520
Deposits	7,293		8,754	(3)	8,295
Withdrawals	7,213		5,339		10,081

Other comprehensive income:
Reduction (increase) in net unrealized losses	15,621		24,318		(61,717)
Reclassification to perpetual care trusts’ corpus	(15,621)		(24,318)		61,717

(1)	Includes $1,297 in losses from the sale of investments and $31 in losses related to certain investments that were rendered worthless or practically worthless.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

(2)	Includes $998 in losses from the sale of investments and $3,418 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(3)	Includes $734 that the Company contributed to the cemetery perpetual care trusts as part of its funding obligation during the year ended October 31, 2009.

(4)	Includes $530 in losses from the sale of investments and $13,643 in losses related to certain investments that were rendered worthless or practically worthless.
     During the years ended October 31, 2010, 2009 and 2008, cemetery revenues were $224,009, $211,477 and $241,276, respectively, of which $8,288, $7,701 and $9,322, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following tables shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2010 and 2009.

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$269	$(1)	$105	$(53)	$374	$(54)
Corporate bonds	2,786	(15)	682	(810)	3,468	(825)
Preferred stocks	—	—	32,747	(6,376)	32,747	(6,376)
Common stocks	717	(161)	51,334	(36,335)	52,051	(36,496)
Mutual funds:
Equity	—	—	4,674	(662)	4,674	(662)
Fixed income	14,850	(15)	1,076	(289)	15,926	(304)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$18,622	$(192)	$90,706	$(44,604)	$109,328	$(44,796)

	October 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$270	$(81)	$6	$(1)	$276	$(82)
Corporate bonds	600	(124)	1,732	(961)	2,332	(1,085)
Preferred stocks	—	—	40,784	(17,137)	40,784	(17,137)
Common stocks	(38)	(473)	50,445	(42,319)	50,407	(42,792)
Mutual funds:
Equity	43	(11)	5,034	(1,549)	5,077	(1,560)
Fixed income	118	—	1,096	(342)	1,214	(342)
Other long-term investments	201	(177)	—	—	201	(177)

Total	$1,194	$(866)	$99,097	$(62,309)	$100,291	$(63,175)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at October 31, 2010, 96 percent, or $42,872, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stock investments had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(6)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient cash and cash equivalents within the trusts and from cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.

(7)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2010 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$383,792	$182,789	$566,581
Less:
Pending withdrawals	(9,144)	(5,300)	(14,444)
Pending deposits	1,791	1,224	3,015

Deferred receipts held in trust	$376,439	$178,713	$555,152

     The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2010 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$231,008
Less:
Pending withdrawals	(1,581)
Pending deposits	91

Perpetual care trusts’ corpus	$229,518

     The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2009 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$358,256	$163,938	$522,194
Less:
Pending withdrawals	(9,080)	(5,740)	(14,820)
Pending deposits	4,141	3,098	7,239

Deferred receipts held in trust	$353,317	$161,296	$514,613

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

Investment and other income, net
     The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2010, 2009 and 2008 are detailed below.

	Year Ended October 31,
	2010	2009	2008
Realized gains from sales of investments	$9,961	$5,519	$8,530
Realized losses from sales of investments and other	(9,440)	(24,414)	(53,348)
Interest income, dividends and other ordinary income	24,776	25,903	30,484
Trust expenses and income taxes	(9,983)	(8,331)	(10,601)

Net trust investment income (loss)	15,314	(1,323)	(24,935)
Reclassification to deferred preneed funeral and cemetery receipts held in trusts	(5,384)	5,525	22,875
Reclassification to perpetual care trusts’ corpus	(9,930)	(4,202)	2,060

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—
Investment and other income, net (1)	156	92	2,406

Total investment and other income, net	$156	$92	$2,406

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

(8)	Certificates of Deposit, Marketable Securities and Restricted Investments
     The market value of marketable securities as of October 31, 2010 and 2009 was $786 and $902, respectively, which included gross unrealized gains of $29 and $54 for fiscal years 2010 and 2009, respectively, and no unrealized losses for both years. As of October 31, 2010, $1,000 is classified as a long-term asset in “other assets” in the consolidated balance sheet, which includes $786 of marketable securities and $214 of cash. As of October 31, 2009, $1,000 is classified as a long-term asset in “other assets” in the consolidated balance sheet, which includes $902 of marketable securities and $98 of cash. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which 40 percent must be in readily marketable investments.
     In the first quarter of fiscal year 2010, the Company entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on its cash balances, while maintaining its FDIC insurance protection. As of October 31, 2010, the Company had invested $10,000 in certificates of deposit.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(9)	Receivables

	October 31,
	2010	2009
Current receivables are summarized as follows:
Installment contracts due within one year	$34,030	$39,023
Income tax receivables	3,171	6,767
Trade and other receivables	13,629	14,905
Funeral receivables	9,153	9,322
Allowance for doubtful accounts	(5,758)	(7,390)
Amounts to be collected for cemetery perpetual care trusts	(3,055)	(3,188)

Net current receivables	$51,170	$59,439

Long-term receivables are summarized as follows:
Installment contracts due beyond one year	$81,090	$79,229
Income tax receivables	1,973	33
Allowance for doubtful accounts	(8,324)	(9,778)
Amounts to be collected for cemetery perpetual care trusts	(7,281)	(6,473)

Net long-term receivables	$67,458	$63,011

     Installment contracts due within one year and due beyond one year include receivables in the Company’s preneed cemetery property sales only. Receivables for preneed funeral and cemetery merchandise and services sales are included in preneed funeral receivables and trust investments and preneed cemetery receivables and trust investments as discussed in Notes 4 and 5.
     The Company’s receivables as of October 31, 2010 are expected to be collected as follows:

Years ending October 31,
2011	$51,170
2012	21,301
2013	14,767
2014	10,865
2015	8,040
Thereafter	12,485

$118,628

(10)	Inventories and Cemetery Property
     Inventories are comprised of the following:

	October 31,
	2010	2009
Developed cemetery property	$12,221	$11,702
Merchandise and supplies	23,494	22,761

	$35,715	$34,463

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(10)	Inventories and Cemetery Property—(Continued)
     Cemetery property is comprised of the following:

	October 31,
	2010	2009
Developed cemetery property	$114,517	$114,190
Undeveloped cemetery property	271,577	273,466

	$386,094	$387,656

     The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $17,054 and $14,157 related to cemetery property under development as of October 31, 2010 and 2009, respectively.

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of October 31, 2010 and October 31, 2009 and for the fiscal years ended October 31, 2010, 2009 and 2008, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$256,423	$1,859	$17,616	$—	$275,898
Cemetery	—	200,524	3,027	20,458	—	224,009

	—	456,947	4,886	38,074	—	499,907

Costs and expenses:
Funeral	—	197,120	1,121	12,571	—	210,812
Cemetery	—	174,340	2,486	16,065	—	192,891

	—	371,460	3,607	28,636	—	403,703

Gross profit	—	85,487	1,279	9,438	—	96,204

Corporate general and administrative expenses	(27,784)	—	—	—	—	(27,784)
Hurricane related recoveries (charges), net	(121)	—	55	—	—	(66)
Other operating income, net	69	1,048	3	304	—	1,424

Operating earnings (loss)	(27,836)	86,535	1,337	9,742	—	69,778
Interest expense	(1,400)	(20,436)	(8)	(2,548)	—	(24,392)
Loss on early extinguishment of debt	(1,035)	—	—	—	—	(1,035)
Investment and other income, net	154	2	—	—	—	156
Equity in subsidiaries	46,329	767	—	—	(47,096)	—

Earnings from continuing operations before income taxes	16,212	66,868	1,329	7,194	(47,096)	44,507
Income tax expense (benefit)	(14,766)	24,906	411	3,387	—	13,938

Earnings from continuing operations	30,978	41,962	918	3,807	(47,096)	30,569
Discontinued operations:
Earnings from discontinued operations before income taxes	—	660	—	—	—	660
Income taxes	—	251	—	—	—	251

Earnings from discontinued operations	—	409	—	—	—	409

Net earnings	30,978	42,371	918	3,807	(47,096)	30,978
Other comprehensive loss, net	(17)	—	—	(17)	17	(17)

Comprehensive income	$30,961	$42,371	$918	$3,790	$(47,079)	$30,961

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2009
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$255,303	$1,866	$17,733	$—	$274,902
Cemetery	—	190,386	2,915	18,176	—	211,477

	—	445,689	4,781	35,909	—	486,379

Costs and expenses:
Funeral	—	196,298	1,176	12,420	—	209,894
Cemetery	—	171,811	2,540	14,515	—	188,866

	—	368,109	3,716	26,935	—	398,760

Gross profit	—	77,580	1,065	8,974	—	87,619

Corporate general and administrative expenses	(30,670)	—	—	—	—	(30,670)
Hurricane related recoveries (charges), net	(720)	340	—	—	—	(380)
Separation charges	(55)	(220)	—	—	—	(275)
Net impairment losses on dispositions	(8)	(88)	—	(122)	—	(218)
Other operating income, net	211	903	2	134	—	1,250

Operating earnings (loss)	(31,242)	78,515	1,067	8,986	—	57,326
Interest expense	(1,829)	(23,800)	(118)	(2,029)	—	(27,776)
Gain on early extinguishment of debt	6,146	—	—	—	—	6,146
Investment and other income, net	91	1	—	—	—	92
Equity in subsidiaries	40,860	747	—	—	(41,607)	—

Earnings from continuing operations before income taxes	14,026	55,463	949	6,957	(41,607)	35,788
Income tax expense (benefit)	(9,240)	19,984	262	1,591	—	12,597

Earnings from continuing operations	23,266	35,479	687	5,366	(41,607)	23,191
Discontinued operations:
Earnings from discontinued operations before income taxes	—	121	—	—	—	121
Income taxes	—	46	—	—	—	46

Earnings from discontinued operations	—	75	—	—	—	75

Net earnings	23,266	35,554	687	5,366	(41,607)	23,266
Other comprehensive loss, net	(2)	—	—	(2)	2	(2)

Comprehensive income	$23,264	$35,554	$687	$5,364	$(41,605)	$23,264

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$263,378	$1,954	$19,638	$—	$284,970
Cemetery	—	217,123	3,432	20,721	—	241,276

	—	480,501	5,386	40,359	—	526,246

Costs and expenses:
Funeral	—	201,698	1,217	13,886	—	216,801
Cemetery	—	189,878	2,927	16,033	—	208,838

	—	391,576	4,144	29,919	—	425,639

Gross profit	—	88,925	1,242	10,440	—	100,607

Corporate general and administrative expenses	(32,611)	—	—	—	—	(32,611)
Impairment of goodwill	—	(25,952)	—	—	—	(25,952)
Hurricane related recoveries (charges), net	(1,448)	(1,165)	316	—	—	(2,297)
Net impairment gains (losses) on dispositions	126	(479)	—	—	—	(353)
Other operating income, net	101	497	2	219	—	819

Operating earnings (loss)	(33,832)	61,826	1,560	10,659	—	40,213
Interest expense	(2,299)	(25,237)	(155)	(2,114)	—	(29,805)
Investment and other income, net	2,219	179	—	8	—	2,406
Equity in subsidiaries	17,783	548	—	—	(18,331)	—

Earnings (loss) from continuing operations before income taxes	(16,129)	37,316	1,405	8,553	(18,331)	12,814
Income tax expense (benefit)	(8,795)	26,599	464	2,014	—	20,282

Earnings (loss) from continuing operations	(7,334)	10,717	941	6,539	(18,331)	(7,468)
Discontinued operations:
Earnings from discontinued operations before income taxes	—	210	—	—	—	210
Income taxes	—	76	—	—	—	76

Earnings from discontinued operations	—	134	—	—	—	134

Net earnings (loss)	(7,334)	10,851	941	6,539	(18,331)	(7,334)
Other comprehensive income, net	26	—	—	26	(26)	26

Comprehensive income (loss)	$(7,308)	$10,851	$941	$6,565	$(18,357)	$(7,308)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2010
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48,270	$6,055	$58	$1,677	$—	$56,060
Certificates of deposit and marketable securities	10,000	—	—	—	—	10,000
Receivables, net of allowances	3,685	40,717	372	6,396	—	51,170
Inventories	329	32,786	330	2,270	—	35,715
Prepaid expenses	1,292	2,590	60	1,538	—	5,480
Deferred income taxes, net	13,835	11,604	32	2,841	—	28,312
Intercompany receivables	7,782	—	—	—	(7,782)	—

Total current assets	85,193	93,752	852	14,722	(7,782)	186,737
Receivables due beyond one year, net of allowances	1,973	53,683	572	11,230	—	67,458
Preneed funeral receivables and trust investments	—	405,296	—	9,622	—	414,918
Preneed cemetery receivables and trust investments	—	202,423	1,123	6,204	—	209,750
Goodwill	—	227,203	48	19,787	—	247,038
Cemetery property, at cost	—	349,342	11,154	25,598	—	386,094
Property and equipment, at cost	56,964	474,565	2,509	39,172	—	573,210
Less accumulated depreciation	40,837	225,122	1,180	16,498	—	283,637

Net property and equipment	16,127	249,443	1,329	22,674	—	289,573
Deferred income taxes, net	16,620	75,449	—	9,224	(3,268)	98,025
Cemetery perpetual care trust investments	—	218,021	8,973	4,014	—	231,008
Non-current assets held for sale	—	360	—	—	—	360
Other assets	6,096	4,772	7	1,030	—	11,905
Intercompany receivables	693,981	—	—	—	(693,981)	—
Equity in subsidiaries	15,612	8,888	—	—	(24,500)	—

Total assets	$835,602	$1,888,632	$24,058	$124,105	$(729,531)	$2,142,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,524	70,748	151	5,720	—	92,143
Intercompany payables	—	—	—	7,782	(7,782)	—

Total current liabilities	15,529	70,748	151	13,502	(7,782)	92,148
Long-term debt, less current maturities	314,027	—	—	—	—	314,027
Deferred income taxes, net	—	4,950	3,268	—	(3,268)	4,950
Intercompany payables	—	683,501	2,099	8,381	(693,981)	—
Deferred preneed funeral revenue	—	197,148	—	46,372	—	243,520
Deferred preneed cemetery revenue	—	228,908	500	28,636	—	258,044
Deferred preneed funeral and cemetery receipts held in trust	—	547,312	1,049	6,791	—	555,152
Perpetual care trusts’ corpus	—	216,657	8,923	3,938	—	229,518
Other long-term liabilities	18,050	1,920	—	53	—	20,023
Negative equity in subsidiaries	62,512	—	—	—	(62,512)	—

Total liabilities	410,118	1,951,144	15,990	107,673	(767,543)	1,717,382

Common stock	92,294	102	324	52	(478)	92,294
Other	333,172	(62,614)	7,744	16,362	38,508	333,172
Accumulated other comprehensive income	18	—	—	18	(18)	18

Total shareholders’ equity	425,484	(62,512)	8,068	16,432	38,012	425,484

Total liabilities and shareholders’ equity	$835,602	$1,888,632	$24,058	$124,105	$(729,531)	$2,142,866

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2009
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$5,096	$52	$926	$—	$62,808
Receivables, net of allowances	7,062	47,388	504	4,485	—	59,439
Inventories	269	31,747	312	2,135	—	34,463
Prepaid expenses	1,218	3,784	38	1,688	—	6,728
Deferred income taxes, net	9,006	11,168	47	1,494	—	21,715
Assets held for sale	—	35	—	—	—	35
Intercompany receivables	6,000	—	—	—	(6,000)	—

Total current assets	80,289	99,218	953	10,728	(6,000)	185,188
Receivables due beyond one year, net of allowances	—	48,783	420	13,808	—	63,011
Preneed funeral receivables and trust investments	—	379,725	—	9,613	—	389,338
Preneed cemetery receivables and trust investments	—	185,447	1,124	6,846	—	193,417
Goodwill	—	227,203	48	19,787	—	247,038
Cemetery property, at cost	—	350,306	11,315	26,035	—	387,656
Property and equipment, at cost	53,956	464,774	2,183	38,136	—	559,049
Less accumulated depreciation	36,015	208,223	994	15,190	—	260,422

Net property and equipment	17,941	256,551	1,189	22,946	—	298,627
Deferred income taxes, net	—	107,636	—	10,415	(4,653)	113,398
Cemetery perpetual care trust investments	—	193,616	8,207	3,653	—	205,476
Non-current assets held for sale	—	1,201	—	—	—	1,201
Other assets	8,402	5,196	6	1,050	—	14,654
Intercompany receivables	765,490	—	—	—	(765,490)	—
Equity in subsidiaries	15,065	8,121	—	—	(23,186)	—

Total assets	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,209	75,920	199	4,678	—	96,006
Intercompany payables	—	—	—	6,000	(6,000)	—

Total current liabilities	15,214	75,920	199	10,678	(6,000)	96,011
Long-term debt, less current maturities	339,721	—	—	—	—	339,721
Deferred income taxes	1,672	—	2,981	—	(4,653)	—
Intercompany payables	—	747,847	3,402	14,241	(765,490)	—
Deferred preneed funeral revenue	—	200,990	—	46,835	—	247,825
Deferred preneed cemetery revenue	—	239,177	277	27,510	—	266,964
Deferred preneed funeral and cemetery receipts held in trust	—	507,738	1,045	5,830	—	514,613
Perpetual care trusts’ corpus	—	192,324	8,208	3,636	—	204,168
Long-term liabilities associated with assets held for sale	—	174	—	—	—	174
Other long-term liabilities	17,040	3,716	—	115	—	20,871
Negative equity in subsidiaries	104,883	—	—	—	(104,883)	—

Total liabilities	478,530	1,967,886	16,112	108,845	(881,026)	1,690,347

Common stock	92,684	102	324	52	(478)	92,684
Other	315,938	(104,985)	6,826	15,949	82,210	315,938
Accumulated other comprehensive income	35	—	—	35	(35)	35

Total shareholders’ equity	408,657	(104,883)	7,150	16,036	81,697	408,657

Total liabilities and shareholders’ equity	$887,187	$1,863,003	$23,262	$124,881	$(799,329)	$2,099,004

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2010
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(780)	$56,234	$1,354	$6,546	$—	$63,354

Cash flows from investing activities:
Proceeds from sales of marketable securities	5,000	—	—	901	—	5,901
Purchases of certificates of deposit and marketable securities	(15,000)	—	—	(875)	—	(15,875)
Proceeds from sale of assets	—	1,681	—	—	—	1,681
Additions to property and equipment	(2,792)	(12,430)	(291)	(937)	—	(16,450)
Other	—	176	—	—	—	176

Net cash used in investing activities	(12,792)	(10,573)	(291)	(911)	—	(24,567)

Cash flows from financing activities:
Repayments of long-term debt	(31,505)	—	—	—	—	(31,505)
Intercompany receivables (payables)	50,643	(44,702)	(1,057)	(4,884)	—	—
Retirement of common stock warrants	(3,143)	—	—	—	—	(3,143)
Issuance of common stock	694	—	—	—	—	694
Retirement of call options	3,562	—	—	—	—	3,562
Purchase and retirement of common stock	(4,056)	—	—	—	—	(4,056)
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(11,170)	—	—	—	—	(11,170)
Excess tax benefits from share-based payment arrangements	121	—	—	—	—	121

Net cash provided by (used in) financing activities	5,108	(44,702)	(1,057)	(4,884)	—	(45,535)

Net increase (decrease) in cash	(8,464)	959	6	751	—	(6,748)
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$48,270	$6,055	$58	$1,677	$—	$56,060

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2008
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,618	$66,856	$614	$11,435	$—	$84,523

Cash flows from investing activities:
Proceeds from sales of marketable securities	19,969	—	—	250	—	20,219
Purchases of marketable securities	(19,953)	—	—	(3)	—	(19,956)
Proceeds from sale of assets	—	599	—	—	—	599
Purchases of subsidiaries and other investments, net of cash acquired	(1,378)	—	—	—	—	(1,378)
Additions to property and equipment	(6,956)	(18,887)	(148)	(1,004)	—	(26,995)
Other	—	144	—	—	—	144

Net cash used in investing activities	(8,318)	(18,144)	(148)	(757)	—	(27,367)

Cash flows from financing activities:
Repayments of long-term debt	(198)	—	—	—	—	(198)
Intercompany receivables (payables)	61,218	(51,065)	(480)	(9,673)	—	—
Issuance of common stock	1,845	—	—	—	—	1,845
Purchase and retirement of common stock	(48,627)	—	—	—	—	(48,627)
Dividends	(9,374)	—	—	—	—	(9,374)
Excess tax benefits from share-based payment arrangements	227	—	—	—	—	227

Net cash provided by (used in) financing activities	5,091	(51,065)	(480)	(9,673)	—	(56,127)

Net increase (decrease) in cash	2,391	(2,353)	(14)	1,005	—	1,029
Cash and cash equivalents, beginning of period	63,202	6,685	36	1,622	—	71,545

Cash and cash equivalents, end of period	$65,593	$4,332	$22	$2,627	$—	$72,574

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12)	Dispositions and Acquisitions
     All businesses sold in fiscal years 2010, 2009 and 2008 that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. In fiscal years 2010, 2009 and 2008, the Company recorded net impairment gains (losses) on dispositions of $0, ($218) and ($353) in continuing operations, respectively, and $645 in discontinued operations in fiscal year 2010. In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in fiscal years 2010, 2009 and 2008 in continuing operations are reflected in the “net impairment losses on dispositions” line item.
     A summary of the assets and liabilities included in the “assets held for sale” and “liabilities associated with assets held for sale” line items at October 31, 2010 and 2009, respectively, and the operating results of the discontinued operations for the years ended October 31, 2010, 2009 and 2008, respectively, are as follows:

	October 31, 2010	October 31, 2009
Assets
Inventories and other current assets	$—	$35

Assets held for sale	$—	$35

Net property and equipment	$360	$829
Preneed funeral receivables and trust investments	—	174
Goodwill	—	198

Non-current assets held for sale	$360	$1,201

Liabilities
Deferred preneed funeral receipts held in trust	$—	$174

Long-term liabilities associated with assets held for sale	$—	$174

	Year Ended October 31,
	2010	2009	2008
Funeral revenue	$1,253	$1,427	$1,637

Funeral gross profit	$15	$121	$210
Net gain on dispositions	645	—	—

Earnings from discontinued operations before income taxes	$660	$121	$210

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(12)	Dispositions and Acquisitions — (Continued)
Acquisitions
     During the year ended October 31, 2009, the Company acquired a new cemetery for approximately $1,623. This cemetery acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily deferred revenue of approximately $7,500, cemetery property of approximately $5,700 and inventory of approximately $2,900) were valued at their estimated fair values. Its results of operations, which are considered immaterial, have been included in consolidated results since the acquisition date.
     During the year ended October 31, 2008, the Company acquired an investment in an outside business for approximately $1,378, which is accounted for under the cost method of accounting. During fiscal year 2009, the Company invested an additional $300 in this business.

(13)	Impairment of Goodwill
     There were no goodwill impairment charges for the years ended October 31, 2010 and 2009. When the Company performed its fiscal year 2008 evaluation of goodwill during the fourth quarter of 2008, a noncash goodwill impairment charge of $25,952 related to the aggregated Northern and Central regions of the former Eastern division cemetery operating segment was required. In calculating the goodwill impairment charge, the fair value of the reporting units was determined using a discounted cash flow valuation approach. See Note 2(g) for a discussion of the Company’s reporting units and its annual goodwill impairment evaluation methodology.
     Goodwill in excess of net assets of companies acquired totaled $247,038 as of October 31, 2010 and 2009, respectively. The Company has approximately $23,109 of tax deductible goodwill which is being amortized for tax purposes.
     Goodwill and changes to goodwill by operating segment from October 31, 2008 to October 31, 2009 is presented below.

	October 31, 2008	Changes		October 31, 2009

Funeral	$198,515	$(198	) (1)	$198,317
Cemetery	48,721	—		48,721

Total Goodwill	$247,236	$(198)		$247,038

(1)	The change is due to the sale of a funeral home in fiscal year 2010.

(14)	Separation Charges
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15)	Long-term Debt

	October 31, 2010	October 31, 2009
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $10,275 and $12,912 as of October 31, 2010 and October 31, 2009, respectively	$76,141	$74,504
3.375% senior convertible notes due 2016, net of unamortized discount of $7,318 and $14,858 as of October 31, 2010 and October 31, 2009, respectively	37,801	65,127
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of October 31, 2010 and October 31, 2009, partially secured by assets of subsidiaries, with maturities through 2022	90	95

Total long-term debt	314,032	339,726
Less current maturities	5	5

	$314,027	$339,721

Fair Value
     As of October 31, 2010, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $76,936 and $38,249, respectively, compared to fair values of $82,512 and $41,196, respectively. As of October 31, 2009, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016, including accrued interest, were $75,308 and $65,922, respectively, compared to fair values of $75,217 and $67,033, respectively.
     As of October 31, 2010 and 2009, the carrying values of the Company’s 6.25 percent senior notes, including accrued interest, were $202,604, compared to fair values of $204,474 and $197,096, respectively.
Senior Secured Revolving Credit Facility
     On June 2, 2009, the Company entered into a senior secured revolving credit facility which replaced the previous $125,000 revolving credit facility that was set to mature in November 2009. The senior secured revolving credit facility matures on June 2, 2012, and includes a $95,000 revolving credit facility, a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. As of October 31, 2010, there were no amounts drawn on the senior secured revolving credit facility, and the Company’s availability under the senior secured revolving credit facility, after giving consideration to $8,250 outstanding letters of credit and the $24,815 Florida bond, was $61,935. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the senior secured revolving credit facility or a combination thereof not to exceed $30,000. During fiscal year 2009, the Company recorded a charge for the loss on early extinguishment of debt of $91 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the new agreement were $2,240 (of which $2,148 was paid in cash in connection with the transaction) and will be amortized over the term of the new credit facility.
     The leverage-based grid pricing for the interest rate on the senior secured revolving credit facility ranges from LIBOR plus 300 to 400 basis points based on the Company’s consolidated leverage ratio and was LIBOR plus 300 basis points at October 31, 2010. The Company also has a base rate option, and swingline loans bear interest at the base rate which is the highest of (a) the federal funds rate plus 0.50 percent, (b) the prime rate or (c) the Eurodollar rate plus 1 percent; plus a spread ranging from 200 to 300 basis points depending on the Company’s

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15)	Long-term Debt—(Continued)
consolidated leverage ratio. The annual commitment fee is 75 basis points payable quarterly.
     The senior secured revolving credit facility is governed by the following financial covenants at all times:
•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined in the agreement)) — Maximum 1.25x;

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense) — Minimum 2.50x through January 31, 2010 and 2.60x thereafter; and

•	Maintenance at all times of a minimum balance of cash, eligible securities (as defined in the agreement) and readily available marketable securities of the greater of $20,000 or the then outstanding amount of all letters of credit obligations.
     In addition, the senior secured revolving credit facility is governed by the following additional financial covenant only when a loan under the facility is outstanding:
•	Maintenance on a rolling four quarter basis of a maximum consolidated leverage ratio (funded debt (net of domestic cash, cash equivalents and marketable securities) divided by EBITDA (as defined in the agreement)) — Maximum 5.0x through January 31, 2010, 4.75x from February 1, 2010 through January 31, 2011 and 4.50x thereafter.
     The covenants include limitations on liens, limitations on mergers, consolidations and asset sales, limitations on incurrence of debt, limitations on dividends, stock redemptions and the redemption, repurchase and/or prepayment of other debt, limitation on capital expenditures, limitations on investments and acquisitions and limitations on transactions with affiliates. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts in the discretionary basket. As of October 31, 2010, the amount available to pay dividends or repurchase stock was $194,757. In addition, the Company may prepay its debt without limitation as long as it has $35,000 in cash and marketable securities. If the Company’s cash and marketable securities are below $35,000, the Company is limited to $25,000 of debt prepayments in any twelve month period. The agreement also limits capital expenditures in any fiscal year to $40,000, with a provision for the carryover of permitted but unused amounts. The lenders under the senior secured revolving credit facility can accelerate all obligations under the facility and terminate the revolving credit commitment if an event of default occurs and is continuing.
     Obligations under the senior secured revolving credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).
     The lenders under the senior secured revolving credit facility have received a first priority perfected security interest in (1) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company whether now existing or hereafter created or acquired other than certain excluded immaterial subsidiaries and 65 percent of the voting capital stock of all direct foreign subsidiaries whether now existing or hereafter acquired and (2) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law or regulation prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder and (e) any assets with respect to which a security interest cannot be perfected.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15)	Long-term Debt—(Continued)
Senior Convertible Notes
     On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes” and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value, including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $6,217 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and are being amortized over the terms of the senior convertible notes or until they become convertible. The aggregate principal amount of the 2014 Notes and 2016 Notes outstanding at October 31, 2010 was $86,416 and $45,119, respectively, reflecting open market purchases during fiscal years 2009 and 2010.
     The 2014 Notes and 2016 Notes are governed by separate indentures dated as of June 27, 2007, among the Company, the Guarantors named therein and the trustee. The 2014 Notes mature July 15, 2014, and the 2016 Notes mature July 15, 2016. The 2014 Notes bear interest at a rate of 3.125 percent per annum, and the 2016 Notes bear interest at a rate of 3.375 percent per annum. Interest is payable semiannually in arrears on January 15 and July 15 of each year, which commenced January 15, 2008.
     Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during fiscal years 2010 or 2009.
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
     Also, in connection with the sale of the senior convertible notes in 2007, the Company purchased call options with respect to its Class A common stock from Bank of America/Merrill Lynch International. The call options cover, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that correspond to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options. In connection with the purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares covered by the call options was reduced to 7,820,095 related to the 2014 Notes and 4,082,979 related to the 2016 Notes.
     The Company also entered into warrant transactions in 2007 whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with purchases of the Company’s senior convertible notes described below, the number of shares subject to the warrants was reduced to 6,913,280 related to the 2014 Notes and 3,609,518 related to the 2016 Notes.
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
     During fiscal years 2010 and 2009, the Company purchased $1,000 and $37,584 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market, respectively, and $34,866 and $45,015 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 in the open market, respectively, at discounts to their face value. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases, the Company recorded ($1,035) and $6,237 in pre-tax gains (losses) on early extinguishment of debt during fiscal years 2010 and 2009, respectively.
     Although the Company recorded a loss from the early extinguishment of debt in fiscal year 2010, the Company was able to purchase the $35,866 of aggregate principal amount of its senior convertible notes at $4,455 less than the face amount of the senior convertible notes and will produce annual cash interest savings of $1,208. Since the inception of the senior convertible note repurchase program in fiscal year 2009, the Company has repurchased a total of $118,465 of aggregate principal amount of its senior convertible notes in the open market at $26,501 less than face value, while realizing annual cash interest savings of $3,777.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(15)	Long-term Debt—(Continued)
Adoption of Convertible Debt Guidance — Senior Convertible Notes
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
     This guidance applies to the Company’s senior convertible notes which as described above were originally issued in 2007, and must be applied retrospectively to all periods since inception. The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance on the Company’s October 31, 2009 balance sheet was a $9,997 decrease to deferred tax assets, a $27,770 decrease in long-term debt, a $35,001 increase to additional paid-in capital and an increase of $17,228 to accumulated deficit. See Note 3 for additional information on the effects of the adoption of this guidance.
     The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately 3.75 years and 5.75 years, respectively. The carrying value of the equity component of the 2014 Notes as of October 31, 2010 and 2009 was $15,995 and $16,008, respectively. The carrying value of the equity component of the 2016 Notes as of October 31, 2010 and 2009 was $18,219 and $18,993, respectively. The amount of interest expense recorded for the senior convertible notes related both to the contractual interest coupon and amortization of the discount on the liability component was $9,212, $12,592 and $13,815 for the fiscal years ended October 31, 2010, 2009 and 2008, respectively. For the years ended October 31, 2010, 2009 and 2008, the coupon and amortization of the discount yielded an effective interest rate of 6.96 percent on the 2014 Notes and 2016 Notes.
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
Other
     As of October 31, 2010, the Company’s subsidiaries had approximately $90 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. All of this debt is secured by liens on the stock or assets of the related subsidiaries.
     Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2011 through October 31, 2015, are approximately $5 in 2011, $5 in 2012, $200,006 in 2013, $86,422 in 2014 and $7 in 2015. Scheduled principal payments thereafter are $45,180.
     As of October 31, 2010, the Company was in compliance with the covenants in its debt agreements.

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
     As discussed in Note 2(i), the Company sells insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers which are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2010 and 2009 was $530,424 and $507,349, respectively.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17)	Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2010
Earnings from continuing operations	$30,569
Allocation of earnings to nonvested restricted stock	$(267)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,302	92,119	$.33

Effect of dilutive securities:
Stock options assumed exercised		275

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$30,302	92,394	$.33

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2009
Earnings from continuing operations	$23,191
Allocation of earnings to nonvested restricted stock	$(186)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$23,005	91,898	$.25

Effect of dilutive securities:
Stock options assumed exercised		80

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$23,005	91,978	$.25

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Data
Year Ended October 31, 2008
Loss from continuing operations	$(7,468)
Allocation of loss to nonvested restricted stock	$(42)

Basic loss per common share:
Loss from continuing operations available to common shareholders	$(7,426)	93,795	$(.08)

Effect of dilutive securities:
Stock options assumed exercised		—

Diluted loss per common share:
Loss from continuing operations available to common shareholders plus stock options assumed exercised	$(7,426)	93,795	$(.08)

     As discussed in Note 3, the Company adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities, effective November 1, 2009. Since this guidance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(17)	Reconciliation of Basic and Diluted Per Share Data—(Continued)
requires retrospective treatment, the information presented above for the fiscal years ended October 31, 2009 and 2008 has been adjusted to reflect the adoption of this guidance.
     During the year ended October 31, 2010, options to purchase 1,260,619 shares of common stock at prices ranging from $5.84 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding as of October 31, 2010 exclude the effect of approximately 2,750 options because such options were not dilutive. These options expire between December 20, 2011 and September 2, 2016.
     During the year ended October 31, 2009, options to purchase 1,607,525 shares of common stock at prices ranging from $5.06 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods.
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
     As of October 31, 2010, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been achieved. As of October 31, 2009, 438,000 market based stock options were not dilutive. As of October 31, 2008, 468,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions for the respective grants were not achieved during those periods.
     For the year ended October 31, 2010, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the fiscal year ended October 31, 2010 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the year ended October 31, 2009, a maximum of 16,740,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,392,080 shares of Class A common stock under the associated common stock warrants were also not dilutive. For the year ended October 31, 2008, a maximum of 25,000,000 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 20,000,000 shares of Class A common stock under the associated common stock warrants were also not dilutive. As discussed in Note 15, during fiscal years 2009 and 2010, the Company purchased $82,599 and $35,866, respectively, of its senior convertible notes in the open market which resulted in associated common stock warrants being terminated. This accounts for the decrease in the Class A common stock related to the senior convertible notes and associated common stock warrants that could potentially be included in the diluted earnings per share calculations as of October 31, 2009 and 2010.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2010, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)	Income Taxes
     Income tax expense is comprised of the following components:

	Continuing Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2010:
Current tax expense	$1,489	$1,527	$3,016
Deferred tax expense (benefit)	11,561	(639)	10,922

	$13,050	$888	$13,938

2009:
Current tax expense	$1,001	$1,651	$2,652
Deferred tax expense	9,034	911	9,945

	$10,035	$2,562	$12,597

2008:
Current tax expense	$12,975	$2,183	$15,158
Deferred tax expense	2,969	2,155	5,124

	$15,944	$4,338	$20,282

	Discontinued Operations
	U.S. and
	Possessions	State	Totals
Year Ended October 31,
2010:
Current tax expense	$231	$20	$251
Deferred tax expense	—	—	—

	$231	$20	$251

2009:
Current tax expense	$42	$4	$46
Deferred tax expense	—	—	—

	$42	$4	$46

2008:
Current tax expense	$74	$2	$76
Deferred tax expense	—	—	—

	$74	$2	$76

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)	Income Taxes—(Continued)
     The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2010	2009	2008
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	1.21	4.64	21.85
U.S. possession income tax	.71	(1.86)	(3.44)
Nondeductible expenses and other	1.02	.44	(.48)
Dividend exclusion	(2.96)	(4.04)	(14.27)
Goodwill impairment	—	—	68.31
Capital loss valuation allowance	(3.66)	1.02	51.33

Effective tax rate	31.32%	35.20%	158.30%

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)	Income Taxes—(Continued)
     Deferred tax assets and liabilities consist of the following:

	October 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$8,829	$8,321
Allowance for sales cancellations and doubtful accounts	6,238	7,387
Capital loss carryover	11,473	11,255
Deferred compensation	5,632	5,403
Deferred preneed sales and expenses	197,090	225,956
Inventory writedown	1,162	1,168
Lease obligations	839	815
Net operating loss carryover — federal	24,096	7,135
Net operating loss carryover — state	14,820	11,080
Non-compete amortization	—	445
Original issue discount on purchased call options	7,053	10,954
Other	455	2,580
Share-based compensation	2,054	2,085

	279,741	294,584
Valuation allowance-federal capital loss carryover	(6,000)	(7,775)
Valuation allowance-state net operating loss carryover	(2,616)	(2,419)

	271,125	284,390

Deferred tax liabilities:
Cemetery property	72,805	73,053
Debt discount amortization	6,321	9,997
Deferral of gain on early extinguishment of debt	5,714	5,212
Depreciation	21,301	20,772
Goodwill amortization	41,403	38,312
Non-compete amortization	285	—
Partnership interest	1,909	1,931

	149,738	149,277

	$121,387	$135,113

Current net deferred asset	$28,312	$21,715
Long-term net deferred asset	98,025	113,398
Long-term net deferred liability	(4,950)	—

	$121,387	$135,113

     The Company received IRS approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84,000 of taxable income. These changes increase the current net operating loss to be utilized beginning in 2010 to approximately $104,000. The utilization of this net operating loss will significantly reduce federal income tax payments by approximately $36,000 for the next three years beginning in 2010, of which approximately $12,000 was used to reduce federal income tax payments in fiscal year 2010. The Company utilized approximately $33,500 of this net operating loss in fiscal year 2010. These changes primarily relate to the Company’s tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit the Company to defer the recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. The Company will eventually pay taxes with respect to the $84,000 as the related preneed contracts are performed in the future.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)	Income Taxes—(Continued)
     During the third quarter of fiscal year 2009, the Internal Revenue Service approved a change in one of the Company’s tax accounting methods that resulted in a combination of refunds and reductions of federal income tax payments totaling approximately $32,000. Of that amount, $17,900 was received as a refund in fiscal year 2009, $1,600 was received as a refund in the first quarter of 2010, $8,000 was used to offset estimated tax payments during fiscal 2009 and the remaining $4,500 was used to offset future federal income tax payments in 2010. The change relates to the Company’s tax accounting method for preneed contracts in one state. For those contracts, the Company was recognizing income for tax purposes (and paying taxes) relating to amounts received from customers and placed in trust at the time the cash was received from the customers. This method resulted in approximately $89,400 of income that was taxed prior to the actual delivery of the merchandise or services. The change permits the Company to defer recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is actually performed or the merchandise is actually delivered and cash is withdrawn from the trust, which generally aligns the Company’s book and tax accounting for these amounts and is consistent with the Company’s approach in the other states. The change essentially allowed the Company to apply the approximately $89,400 reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and part of 2010. The Company will eventually have to pay federal income taxes with respect to the $89,400 as the related preneed contracts are performed in the future.
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
     On November 1, 2007, the Company adopted the uncertain tax position guidance in ASC 740-Income Taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended October 31,
	2010	2009	2008
Gross unrecognized tax benefits, beginning of period	$2,767	$3,920	$3,615
Additions for tax for prior years positions	131	—	165
Reductions for tax for prior years positions	(1,133)	(689)	—
Additions for tax for current year positions	—	—	140
Reduction in tax relating to settlements with taxing authorities	—	(140)	—
Reduction in tax as a result of a lapse of applicable statute of limitations	(21)	(324)	—

Gross unrecognized tax benefits, end of period	$1,744	$2,767	$3,920

     As of October 31, 2010, 2009, and 2008, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $366, $255 and $692, respectively. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(18)	Income Taxes—(Continued)
For the years ended October 31, 2010, 2009, and 2008, the Company had accrued interest and penalties related to the unrecognized tax benefits of $487, $735 and $1,107, respectively. During fiscal year 2010, an additional $281 of interest was accrued for uncertain tax positions and $528 of interest and penalties was reduced due to lapse of applicable statute of limitations. During fiscal year 2009, an additional $211 of interest was accrued for uncertain tax positions and $583 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations. During fiscal year 2008, an additional $374 of interest was accrued for uncertain tax positions.
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2006. During the next fiscal year, certain open tax years will close and the statute of limitations will lapse. If this occurs, the Company would reduce the unrecognized tax benefits by $366. Also, accrued interest and penalties will be reduced by $487 due to the close of those tax years.

(19)	Benefit Plans
Stewart Enterprises Employees’ Retirement Trust
     The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Effective March 1, 2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2010, 2009 and 2008 was approximately $2,027, $3,013 and $2,923, respectively.
Stewart Enterprises Puerto Rico Employees’ Retirement Trust
     On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Eligible employees may contribute up to 100 percent of their earnings, up to a maximum annual contribution of $8. Effective August 1, 2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company’s Board of Directors. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2010, 2009 and 2008 was $69, $69 and $74, respectively.
Non-Qualified Supplemental Retirement and Deferred Compensation Plan
     The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company’s Board of Directors. Additionally, employees who participate may contribute up to 15 percent of their earnings. Effective March 1, 2010, employee contributions of up to six percent are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19)	Benefit Plans—(Continued)
contributions, for the fiscal years ended October 31, 2010, 2009 and 2008 was approximately $237, $258 and $186, respectively.
Supplemental Executive Retirement Plan
     On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2010, 2009 and 2008 was $2,136, $2,400 and $2,468, respectively. The Company’s liability as of October 31, 2010 and 2009 was $14,158 and $12,969, respectively, and is presented in other current liabilities and other long-term liabilities in the consolidated balance sheet.
Compensation Plans
     In April 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan (the “Stock Plan”) at its annual shareholders’ meeting. The Stock Plan replaces the Company’s 2007 Stock Incentive Plan. No future grants will be made through the prior plan. The Compensation Committee of the Company’s Board of Directors administers the Stock Plan and has the authority to make awards under the Stock Plan including setting the terms of the awards. A total of 5,000,000 shares of the Company’s Class A common stock are authorized to be issued under the Stock Plan. Officers, directors and key employees will be eligible to receive incentives under the Stock Plan when designated as a Stock Plan participant by the Committee.
     In April 2007, the Company’s shareholders approved the Company’s Executive Officer Annual Incentive Plan (the “Incentive Plan”) at its annual shareholders’ meeting. The Incentive Plan was presented to the shareholders for approval in order to qualify the quantitative portion of the annual incentive award as fully deductible performance-based compensation under Section 162(m) of the Internal Revenue Code. The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors, and it applies to each of the five fiscal years during the period beginning November 1, 2007 and ending October 31, 2012, unless terminated earlier by the Compensation Committee. Any executive officer may be designated by the Compensation Committee as a participant in the Incentive Plan for any year. No participant may be paid a bonus under the Incentive Plan of more than $1,500 for any fiscal year. The Compensation Committee may determine to pay bonuses under the Incentive Plan in whole or in part in cash or stock. Any such stock will be issued through the Company’s stock-based incentive plans.
Employee Stock Purchase Plan
     On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. Since the inception of the Employee Stock Plan through October 31, 2010, 544,395 shares had been acquired under the Employee Stock Plan.
Share-Based Compensation
     Stock Options

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19)	Benefit Plans—(Continued)
     For the years ended October 31, 2010, 2009 and 2008, stock option expenses amounted to $1,054, $1,180 and $1,544, respectively, which are included in corporate general and administrative expenses in the consolidated statement of earnings. As of October 31, 2010, there was $1,502 of total unrecognized compensation costs related to nonvested stock options that are expected to be recognized over a weighted-average period of 2.69 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2010, 2009 and 2008, and the changes that occurred during fiscal years 2010, 2009 and 2008.

	2010		2009		2008
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	2,864,562	$5.78	2,141,679	$7.10	1,900,729	$6.58
Granted	960,750	$5.08	979,500	$2.83	561,250	$8.18
Exercised	(81,714)	$4.73	—	$—	(264,862)	$5.71
Forfeited	(612,988)	$7.20	(256,617)	$5.60	(55,438)	$6.75

Outstanding at end of year	3,130,610	$5.31	2,864,562	$5.78	2,141,679	$7.10

Exercisable at end of year	1,366,738	$6.24	1,067,954	$6.73	781,307	$6.73

Weighted-average fair value of options granted		$1.53		$0.71		$2.18

Year Ended October 31, 2010
Aggregate Intrinsic Value
Options outstanding as of October 31, 2010	$2,720
Options exercisable as of October 31, 2010	$593
Options exercised during 2010	$112

Year Ended October 31, 2009
Aggregate Intrinsic Value
Options outstanding as of October 31, 2009	$1,573
Options exercisable as of October 31, 2009	$—
Options exercised during 2009	$—
     The following table further describes the Company’s stock options outstanding as of October 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted Average
Range of	Outstanding at	Remaining	Average	Exercisable at	Remaining	Weighted Average
Exercise Prices	10/31/2010	Contractual Life	Exercise Price	10/31/2010	Contractual Life	Exercise Price
$2.65	472,750	5.13 years	$2.65	104,302	5.13 years	$2.65
$3.09	340,000	5.18 years	$3.09	85,000	5.18 years	$3.09
$5.04-$5.86	1,190,992	5.23 years	$5.15	273,554	2.30 years	$5.36
$6.33-$6.90	620,368	2.26 years	$6.61	537,007	2.12 years	$6.65
$7.31-$7.65	73,000	3.65 years	$7.39	69,875	3.63 years	$7.39
$8.06-$8.47	433,500	3.91 years	$8.21	297,000	3.83 years	$8.19

$2.65 to $8.47	3,130,610	4.40 years	$5.31	1,366,738	3.02 years	$6.24

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19)	Benefit Plans—(Continued)

		Weighted Average
	Year Ended	Grant-Date
	October 31, 2010	Fair Value
Nonvested options as of November 1, 2009	1,796,608	$1.55
Granted	960,750	$1.53
Vested	(421,485)	$1.40
Forfeited	(572,001)	$2.33

Nonvested options as of October 31, 2010	1,763,872	$1.32

     The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2010, 2009 and 2008: expected dividend yield of 2.4 percent, 2.2 percent and 1.4 percent; expected volatility of 37.7 percent, 38.4 percent and 38.2 percent; risk-free interest rate of 2.8 percent, 3.2 percent and 4.2 percent; and an expected term of 4.7 years, 4.9 years and 5.0 years. In 2008, the Company issued stock options with market conditions based on reaching certain target stock prices in fiscal years 2008, 2009 and 2010. The Company records this expense over the requisite service period. The market conditions were achieved in fiscal year 2008 but were not met in fiscal years 2009 or 2010. The fair value of the Company’s market based stock options is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions for fiscal years 2010, 2009 and 2008: expected dividend yield of 1.3 percent; expected volatility of 37.9 percent; risk-free interest rate of 4.3 percent; and an expected term of 3.4 years. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected term. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant over the expected term. The expected term of service based options is calculated using the simplified method which is the average of the vesting term and contractual term.
     Likewise, the fair value of shares acquired through the Employee Stock Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2010, 2009 and 2008, respectively: expected dividend yield of 2.6 percent, 3.2 percent and 1.4 percent; expected volatility of 39.8 percent, 42.0 percent and 37.2 percent; risk-free interest rate of 0.1 percent, 0.2 percent and 2.3 percent; and an expected term of 0.3 years, 0.3 years and 0.3 years.
     Restricted Stock
     For the years ended October 31, 2010, 2009 and 2008, the expense related to restricted stock amounted to $989, $719 and $744, respectively, which are included in corporate general and administrative expenses in the statement of earnings. As of October 31, 2010, there was $501 of remaining future restricted stock expense to be recognized. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2010, 2009 and 2008.

(In shares)	2010(1)	2009(2)	2008(3)
Nonvested restricted stock at beginning of year	729,665	510,887	606,947
Granted	332,000	353,000	55,000
Vested	(181,514)	(72,390)	(151,060)
Forfeited	(159,332)	(61,832)	—

Nonvested restricted stock at end of year	720,819	729,665	510,887

(1)	In December 2009, the Company granted 324,500 shares of restricted stock to executive officers and other employees with market conditions based on achieving certain target stock prices in fiscal years 2010, 2011 and

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(19)	Benefit Plans—(Continued)

2012. In November and December 2009, the Company also granted 7,500 shares of restricted stock to certain employees which vest in equal one-third portions over three years. The market condition discussed above related to fiscal year 2010 was achieved.

(2)	In December 2008, the Company granted 102,000 shares of restricted stock to certain employees with market conditions based on achieving certain target stock prices in fiscal years 2009, 2010 and 2011. In January 2009, the Company granted 195,000 shares of restricted stock to executive officers conditional on the same market criteria mentioned above. Also in January 2009, the Company granted 56,000 shares of restricted stock to certain employees which vest in equal one-third portions over three years. The market conditions discussed above were not met in fiscal years 2009 or 2010.

(3)	In December 2007, the Company granted 45,000 shares of restricted stock to executive officers and in June 2008, the Company granted 10,000 shares of restricted stock to an executive officer conditional on certain performance criteria. The performance conditions are based on meeting certain return on equity targets in each of the fiscal years 2008, 2009 and 2010. The Company assesses the probability of achieving these targets each reporting period in determining the requisite service period in which to record compensation expense. The performance conditions were not met in fiscal years 2008, 2009 or 2010.
     Other
     In November 2009, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $414 and was recorded in corporate general and administrative expenses during the first quarter of 2010. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.
     In November 2008, the Company issued 15,000 shares of Class A common stock and paid $34 in cash to each of the independent directors of the Company. The expense related to this stock grant amounted to $305 and was recorded in corporate general and administrative expenses during the first quarter of 2009. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.
     In January 2008, the Company issued a total of 72,000 shares of Class A common stock to the independent directors of the Company. The expense related to this stock amounted to $531 and was recorded in corporate general and administrative expenses during the first quarter of 2008. Each independent director must hold at least 75 percent of the shares received until completion of service as a member of the Board of Directors.
     In fiscal year 2008, the Company granted 48,682 shares of Class A common stock to executive officers as part of their previous year-end bonuses. The expense related to these shares was reflected in earnings in fiscal year 2007 amounted to $390.

(20)	Commitments, Contingencies and Related Party Transactions
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
Leases
     The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 20 years, except for eight leases that expire between 2032 and 2039. Rent payments under these leases were $5,078, $4,708 and $4,638 for the years ended October 31, 2010, 2009 and 2008, respectively. The Company’s future minimum lease payments as of October 31, 2010 are $4,825, $3,738, $3,052, $2,145, $1,523 and $15,661 for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and later years, respectively.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2010, the Company had $13,253 recorded as a liability for the estimated probable funding obligation. As of October 31, 2010, the Company had unrealized losses of approximately $36,415 in cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.0 million as of October 31, 2010 and 2009.
     The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2018. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $5,207 and $5,927 as of October 31, 2010 and 2009, respectively. The Company’s future non-compete payments as of October 31, 2010 are $342, $168, $100, $100, $100 and $300 for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.
     The Company is required to maintain a bond ($24,815 as of October 31, 2010) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.
Related Party Transactions
     In March 2009, the Company announced the retirement of an executive officer effective April 30, 2009. As part of the related retirement agreement, the Company was required to pay the former executive officer $175 in equal bi-weekly installments over a one-year period commencing after the retirement date. The Company recorded the $175 charge in the second quarter of fiscal year 2009 and made the payments in accordance with the agreement.
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
note accrues annually at a rate equal to the Company’s cost of borrowing under its senior secured revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2010, including accrued interest, was approximately $1,380.

(21)	Segment Data
     The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. As of October 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer meet monthly with the Senior Vice President of Operations to discuss operational performance. There is also a president of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”), who reports to the Chief Financial Officer. The Company’s Senior Vice President of Operations acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust. The Company has determined that its Chief Executive Officer and Chief Financial Officer are the chief operating decision makers (“CODM”) as they make decisions about the Company’s overall resource allocation and assessment of performance.
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
     For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2010, 2009 and 2008 for the Company’s continuing operations only.

	Total Revenue
	2010	2009	2008
Funeral	$260,087	$259,734	$266,658
Cemetery(1)	216,504	204,181	232,163
Corporate Trust Management(2)	23,316	22,464	27,425

Total	$499,907	$486,379	$526,246

	Total Gross Profit
	2010	2009	2008
Funeral	$50,151	$50,713	$50,631
Cemetery(1)	24,464	16,266	24,219
Corporate Trust Management(2)	21,589	20,640	25,757

Total	$96,204	$87,619	$100,607

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(21)	Segment Data—(Continued)

	Total Net Preneed
	Merchandise and Service Sales(3)
	2010	2009	2008
Funeral	$95,217	$99,067	$97,173
Cemetery	48,290	48,629	53,644

Total	$143,507	$147,696	$150,817

	Depreciation and Amortization
	Total
	2010	2009	2008
Funeral	$15,203	$16,015	$14,811
Cemetery	7,928	8,337	6,955
Reconciling Items(4)	9,137	10,453	12,200

Total	$32,268	$34,805	$33,966

	Additions to Long-Lived Assets
	Total(5)
	2010	2009	2008
Funeral	$6,735	$9,949	$11,286
Cemetery	16,773	20,851	18,539
Reconciling Items(4)	3,084	4,924	7,686

Total	$26,592	$35,724	$37,511

	Total Goodwill
	2010	2009
Funeral	$198,317	$198,317
Cemetery	48,721	48,721

Total	$247,038	$247,038

(1)	Perpetual care trust earnings are included in the revenue and gross profit data of the cemetery segment and amounted to $7,376, $6,840 and $10,660 for fiscal years 2010, 2009 and 2008, respectively.

(2)	Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for 2010, 2009 and 2008 were $4,517, $3,912 and $5,075, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2010, 2009 and 2008 were $11,294, $11,256 and $13,237, respectively. Trust management fees included in cemetery revenue for 2010, 2009 and 2008 were $4,873, $4,062 and $4,949, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2010, 2009 and 2008 were $2,632, $3,234 and $4,164, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(21)	Segment Data—(Continued)

(4)	Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets, amortization of deferred financing costs, amortization of the discount on the Company’s senior convertible notes and additions to corporate long-lived assets.

(5)	Long-lived assets include cemetery property and net property and equipment.
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the fiscal years ended October 31, 2010, 2009 and 2008, is as follows:

	Year Ended October 31,
	2010	2009	2008
Gross profit for reportable segments	$96,204	$87,619	$100,607
Corporate general and administrative expenses	(27,784)	(30,670)	(32,611)
Impairment of goodwill	—	—	(25,952)
Hurricane related charges, net	(66)	(380)	(2,297)
Separation charges	—	(275)	—
Net impairment losses on dispositions	—	(218)	(353)
Other operating income, net	1,424	1,250	819
Interest expense	(24,392)	(27,776)	(29,805)
Gain (loss) on early extinguishment of debt	(1,035)	6,146	—
Investment and other income, net	156	92	2,406

Earnings from continuing operations before income taxes	$44,507	$35,788	$12,814

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(22)	Supplementary Information
The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2010, 2009 and 2008.

	Year Ended October 31,
	2010	2009	2008
Service revenue
Funeral	$180,419	$174,116	$177,772
Cemetery	59,693	60,438	65,260

	240,112	234,554	243,032
Merchandise revenue
Funeral	88,686	94,701	99,595
Cemetery	149,161	137,310	160,602

	237,847	232,011	260,197
Other revenue
Funeral	6,793	6,085	7,603
Cemetery	15,155	13,729	15,414

	21,948	19,814	23,017

Total revenue	$499,907	$486,379	$526,246

Service costs
Funeral	$60,556	$57,716	$60,999
Cemetery	42,067	42,067	44,054

	102,623	99,783	105,053
Merchandise costs
Funeral	55,472	57,763	61,553
Cemetery	94,143	92,063	108,343

	149,615	149,826	169,896
Facility expenses
Funeral	94,784	94,415	94,249
Cemetery	56,681	54,736	56,441

	151,465	149,151	150,690

Total costs	$403,703	$398,760	$425,639

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
     The Company recorded hurricane related charges of $66, $380 and $2,297 for the years ended October 31, 2010, 2009 and 2008, respectively. In fiscal year 2009, the Company received $300 in insurance proceeds related to Hurricane Ike. The Hurricane Katrina charges for fiscal years 2009 and 2010 primarily related to legal costs associated with ongoing litigation as described in Note 20.

(24)	Significant Risks and Uncertainties
Concentrations of Investments
     The Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts are invested in various industry sectors, including the financial services sector. There are various risks associated with this sector including the failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in the financial markets. As described in Notes 4, 5 and 6, the market values of the trusts experienced a significant decline from the cost basis during late fiscal year 2008 and early fiscal year 2009. As of October 31, 2010, the Company has a concentration in the financial services sector with 20 percent of fair market value of its preneed funeral and cemetery merchandise and services portfolios and 30 percent of its cemetery perpetual care portfolio invested in the financial services sector. See Notes 2(i), 2(j) and 2(k) for the Company’s policy outlining how realized losses could impact future revenue and additional potential funding obligations for cemetery perpetual care trusts.
Customer Installment Receivables
     The Company has gross installment contract receivables of $115,120 relating to cemetery property sales as of October 31, 2010. A continued economic downturn could impact the ability of customers to meet payment obligations.
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
     As of November 30, 2010, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased one percent, or approximately $7,649, from October 31, 2010.
     In November 2010, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(25)	Subsequent Events—(Continued)
     In November 2010, the Company acquired a new funeral home and cemetery in Texas for approximately $1,820.
     Subsequent to October 31, 2010 through November 30, 2010, the Company repurchased an additional 847,200 shares of its Class A common stock for $4,790 at an average price of $5.65 per share and has $17,672 remaining available under its current stock repurchase program.

(26)	Quarterly Financial Data (Unaudited)
     The quarterly financial data in the table below has been reclassified to reflect the results of certain businesses previously reported as continuing operations to discontinued operations.

	First	Second	Third	Fourth
Year Ended October 31, 2010(1)
Revenues	$124,012	$128,033	$122,558	$125,304
Gross profit	25,127	24,912	22,181	23,984
Net earnings	7,487	8,391	6,039	9,061
Net earnings per common share:
Basic	.08	.09	.06	.10
Diluted	.08	.09	.06	.10

	First	Second	Third	Fourth
Year Ended October 31, 2009(2)
Revenues	$118,948	$126,337	$117,342	$123,752
Gross profit	23,036	25,619	19,250	19,714
Net earnings	4,766	8,866	6,092	3,542
Net earnings per common share:
Basic	.05	.10	.07	.04
Diluted	.05	.10	.07	.04

(1)	First quarter of fiscal year 2010 includes a $17 gain on early extinguishment of debt. Second quarter of fiscal year 2010 includes a charge of $32 related to net hurricane related costs. Third quarter of fiscal year 2010 includes a charge of $30 related to net hurricane related costs, a $31 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and a $106 loss on the early extinguishment of debt. Fourth quarter of fiscal year 2010 includes a $946 loss on the early extinguishment of debt.

(2)	First quarter of fiscal year 2009 includes a charge of $315 in net hurricane related costs and an $88 charge for the estimated probable obligation to fund the cemetery perpetual care trusts. Second quarter of fiscal year 2009 includes a charge of $205 related to net hurricane related costs, $275 in separation charges, a $3,112 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and a $3,384 gain on the early extinguishment of debt. Third quarter of fiscal year 2009 includes ($117) in net impairment losses on dispositions, a $23 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and a $2,414 gain on the early extinguishment of debt. Fourth quarter of fiscal year 2009 includes a net recovery of $186 related to hurricane related costs, a $199 charge related to the Company’s estimated probable obligation to fund the cemetery perpetual care trusts and a $348 gain on the early extinguishment of debt.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(26)	Quarterly Financial Data (Unaudited)—(Continued)
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2010.
     The effectiveness of the Company’s internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     James W. McFarland has advised our board’s Corporate Governance and Nominating Committee that, after serving more than 15 years on our board, he will retire at the next annual meeting of shareholders. Michael O. Read has also advised the committee that, after serving more than 19 years on our board, he will retire at the next annual meeting of shareholders.
     Our board, upon the recommendation of the committee, has nominated John K. Saer, Jr. and John B. Elstrott, Jr. to stand for election at the 2011 annual meeting of shareholders. Mr. Saer retired as a partner of Kohlberg Kravis Roberts & Co in 2009 and recently joined GI Partners, a real estate private equity firm, as Managing Director and Executive Chairman of CalEast Global Logistics, a new venture in which GI Partners will manage and invest in a $3.4 billion portfolio of CalPERS’ industrial and logistics related real estate businesses. Dr. Elstrott is a Clinical Professor of Entrepreneurship and the founding director of the Levy-Rosenblum Institute for Entrepreneurship at Tulane University’s Freeman School of Business, and is Chairman of the Board of Whole Foods Market Inc., a public company with $9 billion in fiscal 2010 sales.
     In addition, our board, upon the recommendation of the committee, has nominated the remaining directors to stand for re-election at the 2011 annual meeting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information regarding executive officers required by Item 10 may be found in Part I of this report.
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
     The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2010:

Number of Securities
Remaining Available For
Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)(1)
Equity compensation plans approved by security holders	3,851,429	$5.28	5,455,605
Equity compensation plans not approved by security holders	—	—	—

Total	3,851,429	$5.28	5,455,605

(1)	Includes 5,000,000 shares of our common stock under the 2010 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 455,605 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.
     The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Unaudited)
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F
	Balance at	Charged to
	beginning	costs			Balance at
Description	of period	and expenses	Other changes	Write-offs	end of period

Current—Allowance for doubtful accounts:
Year ended October 31,
2010	$7,390	1,946	—	(3,578)	$5,758
2009	$7,215	3,407	—	(3,232)	$7,390
2008	$8,142	3,412	—	(4,339)	$7,215

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2010	$9,778	2,812	—	(4,266)	$8,324
2009	$9,689	4,509	—	(4,420)	$9,778
2008	$10,824	4,583	—	(5,718)	$9,689

Deferred tax asset valuation allowance
Year ended October 31,
2010	$10,194	(1,578)	—	—	$8,616
2009	$10,649	(455)	—	—	$10,194
2008	$4,032	6,617	—	—	$10,649
Item 15(a)(3) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)
The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements
10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”); Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.2	Amended and Restated Employment Agreement between the Company and Thomas J. Crawford dated December 16, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008)

10.3	Amended and Restated Employment Agreement between the Company and Thomas M. Kitchen dated December 16, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008)

10.4	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K, Commission File No. 1-15449)

10.5	Form of Restricted Stock Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.28 to the Original 2004 Form 10-K, Commission File No. 1-15449)

10.6	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.7	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.8	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.9	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.10	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.11	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.12	Stewart Enterprises, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the year ended October 31, 2009)

10.13	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.14	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.15	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2009)

10.16	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, Commission File No. 1-5449)

10.17	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.18	Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.19	Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.20	Retirement Agreement by and between the Company and Brent F. Heffron dated March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2009)

12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2010.

STEWART ENTERPRISES, INC.
By:	/s/ THOMAS J. CRAWFORD
Thomas J. Crawford
President, Chief Executive Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. CRAWFORD Thomas J. Crawford (Principal Executive Officer)	President, Chief Executive Officer and a Director	December 15, 2010

/s/ THOMAS M. KITCHEN Thomas M. Kitchen (Principal Financial Officer)	Senior Executive Vice President, Chief Financial Officer and a Director	December 15, 2010

/s/ ANGELA M. LACOUR Angela M. Lacour (Principal Accounting Officer)	Vice President, Corporate Controller and Chief Accounting Officer	December 15, 2010

/s/ FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Chairman of the Board	December 15, 2010

/s/ ALDEN J. MCDONALD, JR. Alden J. McDonald, Jr.	Director	December 15, 2010

/s/ JAMES W. MCFARLAND James W. McFarland	Director	December 15, 2010

/s/ RONALD H. PATRON Ronald H. Patron	Director	December 15, 2010

/s/ MICHAEL O. READ Michael O. Read	Director	December 15, 2010

/s/ ASHTON J. RYAN, JR. Ashton J. Ryan, Jr.	Director	December 15, 2010

Exhibit Index
12	Calculation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer