Form 10-Q
period 2011-01-31
STEWART ENTERPRISES INC
filed 2011-03-09
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 28, 2011, was 87,964,614 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2011	2010
Revenues:
Funeral	$73,866	$71,720
Cemetery	55,398	52,292

	129,264	124,012

Costs and expenses:
Funeral	53,478	52,449
Cemetery	47,431	46,320

	100,909	98,769

Gross profit	28,355	25,243
Corporate general and administrative expenses	(6,639)	(6,670)
Hurricane related charges, net	(50)	—
Other operating income, net	233	179

Operating earnings	21,899	18,752
Interest expense	(5,736)	(6,456)
Gain on early extinguishment of debt	—	17
Investment and other income, net	24	24

Earnings from continuing operations before income taxes	16,187	12,337
Income taxes	8,143	4,876

Earnings from continuing operations	8,044	7,461

Discontinued operations:
Earnings from discontinued operations before income taxes	—	42
Income taxes	—	16

Earnings from discontinued operations	—	26

Net earnings	$8,044	$7,487

Basic earnings per common share:
Earnings from continuing operations	$.09	$.08
Earnings from discontinued operations	—	—

Net earnings	$.09	$.08

Diluted earnings per common share:
Earnings from continuing operations	$.09	$.08
Earnings from discontinued operations	—	—

Net earnings	$.09	$.08

Weighted average common shares outstanding (in thousands):
Basic	90,867	92,053

Diluted	91,177	92,234

Dividends declared per common share	$.03	$.03

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2011	October 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$64,437	$56,060
Certificates of deposit and marketable securities	—	10,000
Receivables, net of allowances	50,865	51,170
Inventories	35,619	35,715
Prepaid expenses	9,594	5,480
Deferred income taxes, net	27,222	28,312

Total current assets	187,737	186,737
Receivables due beyond one year, net of allowances	65,467	67,458
Preneed funeral receivables and trust investments	423,740	414,918
Preneed cemetery receivables and trust investments	217,031	209,750
Goodwill	247,038	247,038
Cemetery property, at cost	387,008	386,094
Property and equipment, at cost:
Land	43,726	43,518
Buildings	340,104	338,264
Equipment and other	192,463	191,428

	576,293	573,210
Less accumulated depreciation	289,388	283,637

Net property and equipment	286,905	289,573
Deferred income taxes, net	94,018	98,025
Cemetery perpetual care trust investments	234,630	231,008
Non-current assets held for sale	360	360
Other assets	11,554	11,905

Total assets	$2,155,488	$2,142,866

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	January 31, 2011	October 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	20,514	24,797
Accrued payroll and other benefits	13,217	14,313
Accrued insurance	20,365	20,912
Accrued interest	6,142	4,197
Estimated obligation to fund cemetery perpetual care trust	13,116	13,253
Other current liabilities	9,028	12,138
Income taxes payable	3,243	2,533

Total current liabilities	85,630	92,148
Long-term debt, less current maturities	314,951	314,027
Deferred income taxes, net	5,063	4,950
Deferred preneed funeral revenue	242,269	243,520
Deferred preneed cemetery revenue	256,768	258,044
Deferred preneed funeral and cemetery receipts held in trust	572,956	555,152
Perpetual care trusts’ corpus	233,394	229,518
Other long-term liabilities	20,341	20,023

Total liabilities	1,731,372	1,717,382

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 87,843,636 and 88,739,140 shares at January 31, 2011 and October 31, 2010, respectively	87,844	88,739
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2011 and October 31, 2010; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	538,805	547,319
Accumulated deficit	(206,103)	(214,147)
Accumulated other comprehensive income:
Unrealized appreciation of investments	15	18

Total accumulated other comprehensive income	15	18

Total shareholders’ equity	424,116	425,484

Total liabilities and shareholders’ equity	$2,155,488	$2,142,866

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

Comprehensive income (loss):
Net earnings	—	—	8,044	—	8,044

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(3)	(3)

Total other comprehensive loss	—	—	—	(3)	(3)

Total comprehensive income (loss)	—	—	8,044	(3)	8,041

Restricted stock activity	286	26	—	—	312
Issuance of common stock	96	438	—	—	534
Stock options exercised	70	193	—	—	263
Stock option expense	—	311	—	—	311
Tax benefit associated with stock activity	—	28	—	—	28
Purchase and retirement of common stock	(1,347)	(6,761)	—	—	(8,108)
Dividends ($.03 per share)	—	(2,749)	—	—	(2,749)

Balance January 31, 2011	$91,399	$538,805	$(206,103)	$15	$424,116

(1)	Amount includes 87,844 and 88,739 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2011 and October 31, 2010, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$8,044	$7,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(17)
Depreciation and amortization	6,872	6,587
Non-cash interest and amortization of discount on senior convertible notes	1,350	1,521
Provision for doubtful accounts	1,301	1,674
Share-based compensation	1,132	962
Excess tax benefits from share-based payment arrangements	(51)	(20)
Provision for deferred income taxes	7,152	3,569
Estimated obligation to fund cemetery perpetual care trust	73	—
Other	(3)	20
Changes in assets and liabilities:
Increase in receivables	(860)	(1,648)
Increase in prepaid expenses	(4,115)	(4,825)
(Increase) decrease in inventories and cemetery property	227	(3)
Decrease in accounts payable and accrued expenses	(5,203)	(7,204)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	562	3,031
Decrease in deferred preneed funeral revenue	(1,435)	(2,240)
Increase (decrease) in deferred preneed funeral receipts held in trust	199	(3,324)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(1,220)	781
Decrease in deferred preneed cemetery revenue	(1,278)	(3,575)
Increase (decrease) in deferred preneed cemetery receipts held in trust	2,330	(173)
Increase in other	157	170

Net cash provided by operating activities	15,234	2,773

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—
Purchases of certificates of deposit and marketable securities	(6)	(5,000)
Purchase of subsidiaries and other investments, net of cash acquired	(1,809)	—
Additions to property and equipment	(4,604)	(4,297)
Other	28	39

Net cash provided by (used in) investing activities	3,609	(9,258)

Cash flows from financing activities:
Repayments of long-term debt	(1)	(846)
Retirement of common stock warrants	—	(107)
Issuance of common stock	341	115
Retirement of call options	—	107
Purchase and retirement of common stock	(8,108)	—
Debt refinancing costs	—	(38)
Dividends	(2,749)	(2,794)
Excess tax benefits from share-based payment arrangements	51	20

Net cash used in financing activities	(10,466)	(3,543)

Net increase (decrease) in cash	8,377	(10,028)
Cash and cash equivalents, beginning of period	56,060	62,808

Cash and cash equivalents, end of period	$64,437	$52,780

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$89	$(44)
Interest	$2,482	$3,191
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$456	$414
Issuance of restricted stock, net of forfeitures	$424	$1,024
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2011, the Company owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of January 31, 2011, and for the three months ended January 31, 2011 and 2010, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”).
     The October 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2010 Form 10-K.
     The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2011.
     (d) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2010 Form 10-K.
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2010 Form 10-K. Net earnings for the three months ended January 31, 2011 and 2010 include $311 and $275, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of January 31, 2011, there was $3,561 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.3 years of which $1,154 of total stock option expense is expected for fiscal year 2011. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $365 and $273 for the three months ended January 31, 2011 and 2010, respectively. As of January 31, 2011, there was $2,359 of

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2011 is expected to be $1,713.
     In November 2010, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $456 and was recorded in corporate general and administrative expenses during the first quarter of 2011. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2011:

		Weighted
	Number of Shares	Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	1,326,000	$6.23	Equal one-fourth portions over 4 years	Service condition

Restricted stock	515,500	$6.24	Equal one-third portions over 3 years	Market condition
     The fair value of the Company’s service based stock options granted in fiscal year 2011 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2011: expected dividend yield of 1.9 percent; expected volatility of 41.5 percent; risk-free interest rate of 1.9 percent; and an expected term of 4.8 years. In the first quarter of 2011, the Company granted 515,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the years 2011, 2012 and 2013. The Company records the expense over the requisite service period.
     (f) Receivables and Allowance for Doubtful Accounts
     The Company establishes an allowance for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of the Company’s historical collection and write-off experience. At-need funeral and other receivables are considered past due after 30 days. The Company records an allowance on its interest accruals similar to the corresponding principal aging categories. For accounts that are greater than 90 days past due, interest continues to be accrued, however, an allowance is established to fully reserve for the interest. Interest income on these receivables is recognized only to the extent the account becomes less than 90 days past due and then only on the non-reserved portion. Accounts are restored to normal accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     As of January 31, 2011, the Company’s receivables and related allowances were as follows:

Receivables as of January 31, 2011
Ending Balance Collectively
Evaluated for Impairment
Current receivables — at-need funeral	$10,495
Current receivables — other	45,973
Receivables, due beyond one year — other	73,728
Preneed funeral receivables	42,367
Preneed cemetery receivables	30,570

Total	$203,133

Total current receivables	56,468
Total noncurrent receivables	146,665

Total	$203,133

Allowance for Doubtful Accounts and
Cancellations as of January 31, 2011
Ending Balance Collectively
Evaluated for Impairment
Current receivables — at-need funeral and other	$(5,603)
Receivables, due beyond one year — other	(8,261)
Preneed funeral receivables	(11,720)
Preneed cemetery receivables	(4,419)

Total	$(30,003)

Total current receivables	(5,603)
Total noncurrent receivables	(24,400)

Total	$(30,003)

     The following summarizes the aging of past due receivables:

	Age Analysis of Past Due
	Receivables as of January 31, 2011
				Greater than
		31 to 60 Days	61 to 90 Days	90 Days Past
	1 to 30 Days	Past Due	Past Due	Due	Total
Receivables — at-need funeral	$6,783	$727	$442	$2,543	$10,495
Receivables — other	95,245	5,020	2,490	16,946	119,701
Preneed funeral receivables	28,483	1,029	583	12,272	42,367
Preneed cemetery receivables	23,882	1,090	697	4,901	30,570
     (g) Reclassifications
     Certain reclassifications have been made to the 2010 condensed consolidated statement of earnings in order for these periods to be comparable. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or operating cash flows.

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
     In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements.
     In July 2010, the FASB issued ASU No. 2010-20, which requires new disclosures on finance receivables and allowance for credit losses. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, which delayed indefinitely the effective date of ASU No. 2010-20 for public companies with regard to the disclosures on trouble debt restructurings. The guidance was adopted by the Company as of its first fiscal quarter ended January 31, 2011. See Note 1(f) for the required disclosures. The disclosures of reporting period activity are effective for the Company’s second fiscal quarter beginning February 1, 2011. The adoption of this guidance by the Company did not have a material effect on its consolidated financial statements.
(3) Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2011 and October 31, 2010 are as follows:

	January 31,	October 31,
	2011	2010
Trust assets	$393,093	$383,792
Receivables from customers	42,367	42,879

	435,460	426,671
Allowance for cancellations	(11,720)	(11,753)

Preneed funeral receivables and trust investments	$423,740	$414,918

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2011 are detailed below.

	January 31, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$16,804	$—	$—	$16,804
U.S. Government, agencies and municipalities	1,992	44	(14)	2,022
Corporate bonds	30,003	1,436	(1)	31,438
Preferred stocks	56,092	368	(2,691)	53,769
Common stocks	234,960	2,337	(82,625)	154,672
Mutual funds:
Equity	26,205	1,169	(1,513)	25,861
Fixed income	62,479	901	(846)	62,534
Commodity	23,634	1,149	—	24,783
Real estate investment trusts	5,783	179	—	5,962
Insurance contracts and other long-term investments	14,080	73	(98)	14,055

Trust investments	$472,032	$7,656	$(87,788)	$391,900

Market value as a percentage of cost					83.0%

Accrued investment income				1,193

Trust assets				$393,093

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$26,118	$—	$—	$26,118
U.S. Government, agencies and municipalities	2,224	84	(1)	2,307
Corporate bonds	44,077	2,887	(1)	46,963
Preferred stocks	56,297	356	(2,220)	54,433
Common stocks	234,946	925	(91,593)	144,278
Mutual funds:
Equity	27,154	185	(2,936)	24,403
Fixed income	53,444	1,718	(767)	54,395
Commodity	13,572	1,968	—	15,540
Insurance contracts and other long-term investments	14,171	146	(98)	14,219

Trust investments	$472,003	$8,269	$(97,616)	$382,656

Market value as a percentage of cost					81.1%

Accrued investment income				1,136

Trust assets				$383,792

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2011
Due in one year or less	$5,577
Due in one to five years	19,974
Due in five to ten years	7,890
Thereafter	19

$33,460

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust in order to provide an opportunity for additional income. As of January 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $246 and $311, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended January 31, 2011 and 2010, the Company realized trust losses of approximately ($146) and ($235), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. For the three months ended January 31, 2011 and 2010, these underlying securities appreciated in value by $991 and $3,135, respectively, during the periods that the covered calls were outstanding.
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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2011	$298,288	$87,229	$6,383	$391,900
Trust investments—October 31, 2010	$272,173	$103,703	$6,780	$382,656

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2011	2010
Fair market value, beginning balance	$6,780	$8,662
Distributions and other, net	(397)	73

Fair market value, ending balance	$6,383	$8,735

     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended January 31,
	2011	2010
Purchases	$44,289	$849
Sales	37,757	4,349
Realized gains from sales of investments	2,818	628
Realized losses from sales of investments and other	(99)	(516)
Interest income, dividends and other ordinary income	3,336	2,346
Deposits	5,356	8,015
Withdrawals	10,385	11,977

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2011 and October 31, 2010.

	January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$556	$(13)	$21	$(1)	$577	$(14)
Corporate bonds	1,382	(1)	—	—	1,382	(1)
Preferred stocks	949	(1)	32,926	(2,690)	33,875	(2,691)
Common stocks	15	(111)	136,655	(82,514)	136,670	(82,625)
Mutual funds:
Equity	—	—	13,592	(1,513)	13,592	(1,513)
Fixed income	5,231	(20)	4,464	(826)	9,695	(846)
Insurance contracts and other long-term investments	30	(98)	—	—	30	(98)

Total	$8,163	$(244)	$187,658	$(87,544)	$195,821	$(87,788)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	896	(1)	—	—	896	(1)
Preferred stocks	49	(1)	35,205	(2,219)	35,254	(2,220)
Common stocks	(17)	(136)	136,483	(91,457)	136,466	(91,593)
Mutual funds:
Equity	—	—	20,298	(2,936)	20,298	(2,936)
Fixed income	3,575	(3)	4,550	(764)	8,125	(767)
Insurance contracts and other long-term investments	—	—	—	(98)	—	(98)

Total	$4,503	$(141)	$196,557	$(97,475)	$201,060	$(97,616)

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2011, 94 percent, or $82,625, were generated by common stock investments. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts net of fees are allocated to individual contracts when earned or

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2011 and October 31, 2010 are as follows:

	January 31,	October 31,
	2011	2010
Trust assets	$190,880	$182,789
Receivables from customers	30,570	31,656

	221,450	214,445
Allowance for cancellations	(4,419)	(4,695)

Preneed cemetery receivables and trust investments	$217,031	$209,750

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2011 are detailed below.

	January 31, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$9,119	$—	$—	$9,119
U.S. Government, agencies and municipalities	854	26	(3)	877
Corporate bonds	3,980	331	(1)	4,310
Preferred stocks	20,094	141	(1,299)	18,936
Common stocks	120,753	2,203	(40,633)	82,323
Mutual funds:
Equity	29,306	251	(5,453)	24,104
Fixed income	29,865	423	(16)	30,272
Commodity	14,100	623	—	14,723
Real estate investment trusts	4,894	151	—	5,045
Other long-term investments	612	—	—	612

Trust investments	$233,577	$4,149	$(47,405)	$190,321

Market value as a percentage of cost					81.5%

Accrued investment income				559

Trust assets				$190,880

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$12,719	$—	$—	$12,719
U.S. Government, agencies and municipalities	5,655	667	(2)	6,320
Corporate bonds	11,790	950	(13)	12,727
Preferred stocks	20,132	139	(1,182)	19,089
Common stocks	122,529	1,223	(45,792)	77,960
Mutual funds:
Equity	30,291	50	(6,978)	23,363
Fixed income	21,405	660	(6)	22,059
Commodity	6,521	966	—	7,487
Other long-term investments	592	3	—	595

Trust investments	$231,634	$4,658	$(53,973)	$182,319

Market value as a percentage of cost					78.7%

Accrued investment income				470

Trust assets				$182,789

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2011
Due in one year or less	$1,513
Due in one to five years	2,305
Due in five to ten years	1,268
Thereafter	101

$5,187

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of January 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $176 and $128, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended January 31, 2011 and 2010, the Company realized trust losses of approximately ($90) and ($187), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. For the three months ended January 31, 2011 and 2010, these underlying securities appreciated in value by $420 and $2,409, respectively, during the periods that the covered calls were outstanding.
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
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2011	$166,054	$24,267	$—	$190,321
Trust investments—October 31, 2010	$144,048	$38,271	$—	$182,319
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended January 31,
	2011	2010
Purchases	$31,872	$2,046
Sales	28,384	2,320
Realized gains from sales of investments	2,251	423
Realized losses from sales of investments and other	(340)	(881)
Interest income, dividends and other ordinary income	1,798	1,152
Deposits	3,701	5,693
Withdrawals	4,607	4,404

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2011 and October 31, 2010.

	January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and municipalities	$111	$(2)	$16	$(1)	$127	$(3)
Corporate bonds	819	(1)	—	—	819	(1)
Preferred stocks	—	—	13,989	(1,299)	13,989	(1,299)
Common stocks	1,609	(121)	61,944	(40,512)	63,553	(40,633)
Mutual funds:
Equity	—	—	20,848	(5,453)	20,848	(5,453)
Fixed income	4,279	(16)	—	—	4,279	(16)

Total	$6,818	$(140)	$96,797	$(47,265)	$103,615	$(47,405)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$517	$(2)	$—	$—	$517	$(2)
Corporate bonds	627	(6)	493	(7)	1,120	(13)
Preferred stocks	—	—	15,206	(1,182)	15,206	(1,182)
Common stocks	1,957	(139)	66,544	(45,653)	68,501	(45,792)
Mutual funds:
Equity	—	—	22,582	(6,978)	22,582	(6,978)
Fixed income	2,677	(3)	16	(3)	2,693	(6)

Total	$5,778	$(150)	$104,841	$(53,823)	$110,619	$(53,973)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2011, 97 percent, or $46,086, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original sales price when the underlying service or merchandise is actually delivered. Principal and earnings are withdrawn only as the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,310 and $2,473 for the three months ended January 31, 2011 and 2010, respectively.
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2011 are detailed below.

	January 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$10,722	$—	$—	$10,722
U.S. Government, agencies and municipalities	6,271	166	(136)	6,301
Corporate bonds	33,061	997	(891)	33,167
Preferred stocks	49,493	167	(6,938)	42,722
Common stocks	90,270	1,255	(32,303)	59,222
Mutual funds:
Equity	8,592	218	(470)	8,340
Fixed income	74,445	589	(1,806)	73,228
Other long-term investments	285	—	(79)	206

Trust investments	$273,139	$3,392	$(42,623)	$233,908

Market value as a percentage of cost					85.6%

Accrued investment income				722

Trust assets				$234,630

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2010 are detailed below.

	October 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$32,403	$—	$—	$32,403
U.S. Government, agencies and municipalities	8,006	196	(54)	8,148
Corporate bonds	31,086	1,334	(825)	31,595
Preferred stocks	56,807	257	(6,376)	50,688
Common stocks	90,284	1,042	(36,496)	54,830
Mutual funds:
Equity	5,783	49	(662)	5,170
Fixed income	46,646	878	(304)	47,220
Other long-term investments	401	2	(79)	324

Trust investments	$271,416	$3,758	$(44,796)	$230,378

Market value as a percentage of cost					84.9%

Accrued investment income				630

Trust assets				$231,008

     The estimated maturities and market values of debt securities included above are as follows:

January 31, 2011
Due in one year or less	$6,715
Due in one to five years	17,846
Due in five to ten years	10,429
Thereafter	4,478

$39,468

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of January 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $114 and $111, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended January 31, 2011 and 2010, the Company realized trust losses of approximately ($85) and ($165), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. For the three months ended January 31, 2011 and 2010, these underlying securities appreciated in value by $468 and $1,599, respectively, during the periods that the covered calls were outstanding.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market
	Prices in Active	Significant Other	Significant
	Markets	Observable Inputs	Unobservable Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—January 31, 2011	$151,612	$82,190	$106	$233,908
Trust investments—October 31, 2010	$139,774	$90,431	$173	$230,378
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2011	2010
Fair market value, beginning balance	$173	$226
Other	(67)	(58)

Fair market value, ending balance	$106	$168

     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of January 31, 2011 and October 31, 2010, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $13,116 and $13,253, respectively. The Company recorded an additional $73 for the estimated probable funding obligation for the quarter ended January 31, 2011. The Company had earnings of $210 for the three months ended January 31, 2011 within the trusts that it did not withdraw in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,369; no charge has been recorded for these amounts as of January 31, 2011.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended
	January 31,
	2011	2010
Purchases	$40,955	$16,172
Sales	17,865	28,885
Realized gains from sales of investments	516	2,025
Realized losses from sales of investments and other	(164)	(550)
Interest income, dividends and other ordinary income	2,905	2,161
Deposits	1,530	1,838
Withdrawals	2,221	888
     During the three months ended January 31, 2011 and 2010, cemetery revenues were $55,398 and $52,292, respectively, of which $1,979 and $2,334, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2011 and October 31, 2010.

	January 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$3,119	$(82)	$88	$(54)	$3,207	$(136)
Corporate bonds	8,499	(147)	1,419	(744)	9,918	(891)
Preferred stocks	—	—	32,195	(6,938)	32,195	(6,938)
Common stocks	3	(47)	55,196	(32,256)	55,199	(32,303)
Mutual funds:
Equity	2,806	(22)	2,441	(448)	5,247	(470)
Fixed income	31,056	(1,531)	965	(275)	32,021	(1,806)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$45,483	$(1,829)	$92,392	$(40,794)	$137,875	$(42,623)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$269	$(1)	$105	$(53)	$374	$(54)
Corporate bonds	2,786	(15)	682	(810)	3,468	(825)
Preferred stocks	—	—	32,747	(6,376)	32,747	(6,376)
Common stocks	717	(161)	51,334	(36,335)	52,051	(36,496)
Mutual funds:
Equity	—	—	4,674	(662)	4,674	(662)
Fixed income	14,850	(15)	1,076	(289)	15,926	(304)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$18,622	$(192)	$90,706	$(44,604)	$109,328	$(44,796)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at January 31, 2010, 92 percent, or $39,241, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at January 31, 2011 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$393,093	$190,880	$583,973
Less:
Pending withdrawals	(8,802)	(4,796)	(13,598)
Pending deposits	1,563	1,018	2,581

Deferred receipts held in trust	$385,854	$187,102	$572,956

     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at January 31, 2011 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$234,630
Less:
Pending withdrawals	(1,552)
Pending deposits	316

Perpetual care trusts’ corpus	$233,394

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2011 and 2010 are detailed below.

	Three Months Ended January 31,
	2011	2010
Realized gains from sales of investments	$5,585	$3,076
Realized losses from sales of investments and other	(603)	(1,947)
Interest income, dividends and other ordinary income	8,039	5,659
Trust expenses and income taxes	(2,496)	(2,538)

Net trust investment income	10,525	4,250
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(8,098)	(1,350)
Reclassification to perpetual care trusts’ corpus	(2,427)	(2,900)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—
Investment and other income, net (1)	24	24

Total investment and other income, net	$24	$24

(1)	Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.
(7) Commitments and Contingencies
Litigation
     The Company has been unable to finalize its negotiations with its insurance carriers related to property damage and extra expenses, and business interruption damages, related to Hurricane Katrina, and as a result filed suit against the carriers in August 2007. In 2007, the carriers advanced an additional $1,100, which the Company has not recorded as income but as a liability pending the outcome of the litigation. The suit involves numerous policy interpretation disputes, among other issues, and no assurance can be given as to how much additional proceeds, if any, the Company may recover from its insurers or the timing of the receipt of any additional proceeds.
     The Company is a defendant in a variety of litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of January 31, 2011, the Company had $13,116 recorded as a liability for an estimated probable funding obligation. As of January 31, 2011, the Company had net unrealized losses of approximately $34,192 in the cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(7) Commitments and Contingencies—(Continued)
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.0 million as of January 31, 2011 and October 31, 2010.
     The Company is required to maintain a bond ($24,815 as of January 31, 2011) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2011
Earnings from continuing operations	$8,044
Allocation of earnings to nonvested restricted stock	(85)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$7,959	90,867	$.09

Effect of dilutive securities:
Stock options assumed exercised		310

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$7,959	91,177	$.09

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended January 31, 2010
Earnings from continuing operations	$7,461
Allocation of earnings to nonvested restricted stock	(83)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$7,378	92,053	$.08

Effect of dilutive securities:
Stock options assumed exercised		181

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$7,378	92,234	$.08

     During the three months ended January 31, 2011, options to purchase 1,834,102 shares of common stock at prices ranging from $6.22 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
January 31, 2011 exclude the effect of approximately 2,500 options because such options were not dilutive. These options expire between December 20, 2011 and January 31, 2018.
     Options to purchase 2,074,986 shares of common stock at prices ranging from $5.04 to $8.47 per share for the three months ended January 31, 2010, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods.
     For the three months ended January 31, 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three months ended January 31, 2010, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during that period.
     For the three months ended January 31, 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three months ended January 31, 2011 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three months ended January 31, 2010, a maximum of 16,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,312,080 shares of Class A common stock under the associated common stock warrants were also not dilutive.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2011, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three months ended January 31, 2011 and 2010 for the Company’s continuing operations only. Prior period data has been retrospectively adjusted to conform to this presentation.

	Total Revenue
	Three Months	Three Months
	Ended	Ended
	January 31, 2011	January 31, 2010
Funeral	$69,772	$67,642
Cemetery(1)	53,364	50,507
Corporate Trust Management(2)	6,128	5,863

Total	$129,264	$124,012

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Total Gross Profit
	Three Months	Three Months
	Ended	Ended
	January 31, 2011	January 31, 2010
Funeral	$16,516	$15,422
Cemetery(1)	6,145	4,410
Corporate Trust Management(2)	5,694	5,411

Total	$28,355	$25,243

	Net Total Preneed Merchandise and
	Service Sales(3)
	Three Months	Three Months
	Ended	Ended
	January 31, 2011	January 31, 2010
Funeral	$19,446	$18,952
Cemetery	10,998	10,204

Total	$30,444	$29,156

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,310 and $2,473 for the three months ended January 31, 2011 and 2010, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2011 and 2010 were $1,190 and $1,115, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended January 31, 2011 and 2010 were $2,905 and $2,963, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2011 and 2010 were $1,300 and $1,189, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended January 31, 2011 and 2010 were $733 and $596, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2011 and 2010 is as follows:

	Three Months Ended January 31,
	2011	2010
Gross profit for reportable segments	$28,355	$25,243
Corporate general and administrative expenses	(6,639)	(6,670)
Hurricane related charges, net	(50)	—
Other operating income, net	233	179
Interest expense	(5,736)	(6,456)
Gain on early extinguishment of debt	—	17
Investment and other income, net	24	24

Earnings from continuing operations before income taxes	$16,187	$12,337

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three months ended January 31, 2011 and 2010.

	Three Months Ended January 31,
	2011	2010
Service revenue
Funeral	$49,634	$45,043
Cemetery	16,189	15,571

	65,823	60,614

Merchandise revenue
Funeral	22,417	25,038
Cemetery	35,821	33,141

	58,238	58,179

Other revenue
Funeral	1,815	1,639
Cemetery	3,388	3,580

	5,203	5,219

Total revenue	$129,264	$124,012

Service costs
Funeral	$15,561	$14,560
Cemetery	10,345	9,752

	25,906	24,312

Merchandise costs
Funeral	14,145	14,518
Cemetery	22,655	22,203

	36,800	36,721

Facility expenses
Funeral	23,772	23,371
Cemetery	14,431	14,365

	38,203	37,736

Total costs	$100,909	$98,769

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of January 31, 2011 and October 31, 2010 and for the three months ended January 31, 2011 and 2010, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.25 percent senior notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are prohibited by law from guaranteeing the senior notes. The guarantor subsidiaries of the 6.25 percent senior notes are wholly-owned directly or indirectly by the Company, except for three immaterial guarantor subsidiaries of which the Company is the majority owner. The non-guarantor subsidiaries of the senior convertible notes are identical to those of the 6.25 percent senior notes but also include three immaterial non-wholly owned subsidiaries and any future non-wholly owned subsidiaries. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-wholly owned subsidiaries that do not guaranty the senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2011
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$68,699	$484	$4,683	$—	$73,866
Cemetery	—	49,612	715	5,071	—	55,398

	—	118,311	1,199	9,754	—	129,264

Costs and expenses:
Funeral	—	50,090	293	3,095	—	53,478
Cemetery	—	42,980	591	3,860	—	47,431

	—	93,070	884	6,955	—	100,909

Gross profit	—	25,241	315	2,799	—	28,355
Corporate general and administrative expenses	(6,639)	—	—	—	—	(6,639)
Hurricane related charges, net	(50)	—	—	—	—	(50)
Other operating income, net	18	161	—	54	—	233

Operating earnings (loss)	(6,671)	25,402	315	2,853	—	21,899
Interest income (expense)	(826)	(4,465)	5	(450)	—	(5,736)
Investment and other income, net	24	—	—	—	—	24
Equity in subsidiaries	11,592	170	—	—	(11,762)	—

Earnings before income taxes	4,119	21,107	320	2,403	(11,762)	16,187
Income tax expense (benefit)	(3,925)	8,278	110	3,680	—	8,143

Net earnings (loss)	8,044	12,829	210	(1,277)	(11,762)	8,044
Other comprehensive loss, net	(3)	—	—	(3)	3	(3)

Comprehensive income (loss)	$8,041	$12,829	$210	$(1,280)	$(11,759)	$8,041

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,844	$485	$4,391	$—	$71,720
Cemetery	—	46,676	572	5,044	—	52,292

	—	113,520	1,057	9,435	—	124,012

Costs and expenses:
Funeral	—	48,989	263	3,197	—	52,449
Cemetery	—	41,573	620	4,127	—	46,320

	—	90,562	883	7,324	—	98,769

Gross profit	—	22,958	174	2,111	—	25,243
Corporate general and administrative expenses	(6,670)	—	—	—	—	(6,670)
Hurricane related charges, net	(54)	—	54	—	—	—
Other operating income, net	16	143	—	20	—	179

Operating earnings (loss)	(6,708)	23,101	228	2,131	—	18,752
Interest expense	(487)	(5,478)	(8)	(483)	—	(6,456)
Gain on early extinguishment of debt	17	—	—	—	—	17
Investment and other income, net	24	—	—	—	—	24
Equity in subsidiaries	11,937	80	—	—	(12,017)	—

Earnings from continuing operations before income taxes	4,783	17,703	220	1,648	(12,017)	12,337
Income tax expense (benefit)	(2,704)	7,007	74	499	—	4,876

Earnings from continuing operations	7,487	10,696	146	1,149	(12,017)	7,461
Discontinued operations:
Earnings from discontinued operations before income taxes	—	42	—	—	—	42
Income taxes	—	16	—	—	—	16

Earnings from discontinued operations	—	26	—	—	—	26

Net earnings	7,487	10,722	146	1,149	(12,017)	7,487
Other comprehensive loss, net	(1)	—	—	(1)	1	(1)

Comprehensive income	$7,486	$10,722	$146	$1,148	$(12,016)	$7,486

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	January 31, 2011
		Guarantor	Guarantor	Non-Guarantor
	Parent	Subsidiaries-Tier 1	Subsidiaries-Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57,033	$5,412	$61	$1,931	$—	$64,437
Receivables, net of allowances	3,685	40,463	463	6,254	—	50,865
Inventories	319	32,756	326	2,218	—	35,619
Prepaid expenses	1,610	6,199	93	1,692	—	9,594
Deferred income taxes, net	13,366	11,136	26	2,694	—	27,222
Intercompany receivables	1,930	—	—	—	(1,930)	—

Total current assets	77,943	95,966	969	14,789	(1,930)	187,737
Receivables due beyond one year, net of allowances	42	53,446	561	11,418	—	65,467
Preneed funeral receivables and trust investments	—	414,167	—	9,573	—	423,740
Preneed cemetery receivables and trust investments	—	209,885	1,140	6,006	—	217,031
Goodwill	—	227,203	48	19,787	—	247,038
Cemetery property, at cost	—	350,192	11,121	25,695	—	387,008
Property and equipment, at cost	57,191	477,180	2,533	39,389	—	576,293
Less accumulated depreciation	42,022	229,315	1,231	16,820	—	289,388

Net property and equipment	15,169	247,865	1,302	22,569	—	286,905
Deferred income taxes, net	13,478	76,522	—	6,702	(2,684)	94,018
Cemetery perpetual care trust investments	—	221,768	8,931	3,931	—	234,630
Non-current assets held for sale	—	360	—	—	—	360
Other assets	5,672	4,850	7	1,025	—	11,554
Intercompany receivables	695,586	—	—	—	(695,586)	—
Equity in subsidiaries	14,372	9,058	—	—	(23,430)	—

Total assets	$822,262	$1,911,282	$24,079	$121,495	$(723,630)	$2,155,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,150	64,838	146	5,491	—	85,625
Intercompany payables	—	—	—	1,930	(1,930)	—

Total current liabilities	15,155	64,838	146	7,421	(1,930)	85,630
Long-term debt, less current maturities	314,951	—	—	—	—	314,951
Deferred income taxes	—	4,487	3,260	—	(2,684)	5,063
Intercompany payables	—	680,499	1,926	13,161	(695,586)	—
Deferred preneed funeral revenue	—	196,028	—	46,241	—	242,269
Deferred preneed cemetery revenue	—	227,601	494	28,673	—	256,768
Deferred preneed funeral and cemetery receipts held in trust	—	564,955	1,057	6,944	—	572,956
Perpetual care trusts’ corpus	—	220,603	8,918	3,873	—	233,394
Other long-term liabilities	18,357	1,954	—	30	—	20,341
Negative equity in subsidiaries	49,683	—	—	—	(49,683)	—

Total liabilities	398,146	1,960,965	15,801	106,343	(749,883)	1,731,372

Common stock	91,399	102	324	52	(478)	91,399
Other	332,702	(49,785)	7,954	15,085	26,746	332,702
Accumulated other comprehensive income	15	—	—	15	(15)	15

Total shareholders’ equity	424,116	(49,683)	8,278	15,152	26,253	424,116

Total liabilities and shareholders’ equity	$822,262	$1,911,282	$24,079	$121,495	$(723,630)	$2,155,488

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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2011
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,765	$9,698	$228	$1,543	$—	$15,234

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	—	10,000
Purchases of certificates of deposit and marketable securities	—	—	—	(6)	—	(6)
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,809)	—	—	—	(1,809)
Additions to property and equipment	(592)	(3,749)	(52)	(211)	—	(4,604)
Other	—	28	—	—	—	28

Net cash provided by (used in) investing activities	9,408	(5,530)	(52)	(217)	—	3,609

Cash flows from financing activities:
Repayments of long-term debt	(1)	—	—	—	—	(1)
Intercompany receivables (payables)	6,056	(4,811)	(173)	(1,072)	—	—
Issuance of common stock	341	—	—	—	—	341
Purchase and retirement of common stock	(8,108)	—	—	—	—	(8,108)
Dividends	(2,749)	—	—	—	—	(2,749)
Excess tax benefits from share-based payment arrangements	51	—	—	—	—	51

Net cash used in financing activities	(4,410)	(4,811)	(173)	(1,072)	—	(10,466)

Net increase (decrease) in cash	8,763	(643)	3	254	—	8,377
Cash and cash equivalents, beginning of period	48,270	6,055	58	1,677	—	56,060

Cash and cash equivalents, end of period	$57,033	$5,412	$61	$1,931	$—	$64,437

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(131)	$1,411	$380	$1,113	$—	$2,773

Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	—	—	—	—	(5,000)
Additions to property and equipment	(366)	(3,725)	(76)	(130)	—	(4,297)
Other	—	39	—	—	—	39

Net cash used in investing activities	(5,366)	(3,686)	(76)	(130)	—	(9,258)

Cash flows from financing activities:
Repayments of long-term debt	(846)	—	—	—	—	(846)
Intercompany receivables (payables)	(3,276)	3,202	(320)	394	—	—
Retirement of common stock warrants	(107)	—	—	—	—	(107)
Issuance of common stock	115	—	—	—	—	115
Retirement of call options	107	—	—	—	—	107
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(2,794)	—	—	—	—	(2,794)
Excess tax benefits from share based payment arrangements	20	—	—	—	—	20

Net cash provided by (used in) financing activities	(6,819)	3,202	(320)	394	—	(3,543)

Net increase (decrease) in cash	(12,316)	927	(16)	1,377	—	(10,028)
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$44,418	$6,023	$36	$2,303	$—	$52,780

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(12)	Dispositions and Acquisitions
     During the three months ended January 31, 2011, the Company acquired a new funeral home and cemetery for approximately $1,809. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily cemetery property of approximately $1,045 and property, plant and equipment of approximately $549) were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date.
     Assets associated with assets held for sale are presented in the “non-current assets held for sale” line in the condensed consolidated balance sheet. As of January 31, 2011 and October 31, 2010, non-current assets held for sale consists of $360 of net property and equipment held for sale.

(13)	Consolidated Comprehensive Income
     Consolidated comprehensive income for the three months ended January 31, 2011 and 2010 is as follows:

	Three Months Ended January 31,
	2011	2010
Net earnings	$8,044	$7,487
Other comprehensive income (loss):
Unrealized depreciation of investments, net of deferred tax benefit of $2 and $1, respectively	(3)	(1)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	17,081	20,230
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(17,081)	(20,230)

Total other comprehensive loss	(3)	(1)

Total comprehensive income	$8,041	$7,486

(14)	Long-term Debt

	January 31, 2011	October 31, 2010
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $9,626 and $10,275 as of January 31, 2011 and October 31, 2010, respectively	$76,790	$76,141
3.375% senior convertible notes due 2016, net of unamortized discount of $7,042 and $7,318 as of January 31, 2011 and October 31, 2010, respectively	38,077	37,801
Senior secured revolving credit facility	—	—
6.25% senior notes due 2013	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of January 31, 2011 and October 31, 2010, partially secured by assets of subsidiaries, with maturities through 2022	89	90

Total long-term debt	314,956	314,032
Less current maturities	5	5

	$314,951	$314,027

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

(14)	Long-term Debt—(Continued)
Fair Value
     As of January 31, 2011, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $76,910 and $38,145, respectively, compared to fair values of $84,700 and $42,282, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of January 31, 2011 were $86,416 and $45,119, respectively. As of January 31, 2011, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $205,729 compared to a fair value of $205,726.

(15)	Income Taxes
     In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate while paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rico-related deferred tax asset using the 30 percent current top tax rate. During the three months ended January 31, 2011, the Company recorded a one-time, non-cash charge of $2.9 million ($4.5 million charge less a federal tax benefit of $1.6 million) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19.4 million at the previously required 39 percent tax rate to approximately $14.9 million at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the quarter ended January 31, 2011 by $2.9 million. Income tax expense for the three months ended January 31, 2011 was also impacted by a $0.9 million overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses.

(16)	Subsequent Events
     As of February 28, 2011, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts increased 1.2 percent, or approximately $9,996, from January 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A and Risk Factors contained in our Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”), and in conjunction with our consolidated financial statements included in this report and in our 2010 Form 10-K.
     This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors in our 2010 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
Overview
General
     We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of January 31, 2011, we owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2010 Form 10-K.
     In January 2011, Puerto Rico passed new tax legislation that decreased the top tax rate for businesses from 39 percent to 30 percent. As a result, we revalued our previously recorded Puerto Rican deferred tax assets. While we will benefit from lower cash taxes in the future, the tax rate change resulted in a one-time $2.9 million, net, non-cash charge to decrease the deferred tax assets related to Puerto Rican operations.
Financial Summary
     For the first quarter of fiscal year 2011, net earnings increased $0.6 million to $8.1 million from $7.5 million for the first quarter of fiscal year 2010. Revenue increased $5.2 million to $129.3 million for the quarter ended January 31, 2011. Funeral revenue increased $2.1 million to $73.9 million in the first quarter of 2011. During the first quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.4 percent and an increase in average revenue per cremation service of 4.8 percent. We also experienced a 1.1 percent increase in same-store funeral services performed. Cemetery revenue increased $3.1 million to $55.4 million for the quarter ended January 31, 2011. This increase is due primarily to a $2.1 million, or 10.2 percent, increase in cemetery property sales and a $0.9 million increase in construction during the period on various cemetery projects. Consolidated gross profit increased $3.1 million to $28.4 million for the quarter ending January 31, 2011, primarily due to a $2.0 million increase in cemetery gross profit and a $1.1 million increase in funeral gross profit.
     Interest expense decreased $0.8 million to $5.7 million during the first quarter of 2011 primarily due to the significant repurchases of our senior convertible notes in the open market throughout fiscal year 2010. The effective tax rate for the first quarter of 2011 increased to 50.3 percent from 39.5 percent for the same period in 2010. The increase was primarily due to the change in Puerto Rican tax legislation enacted on January 31, 2011 that resulted in a one-time, non-cash charge to income tax expense of $2.9 million, net. This charge was partially offset by a tax benefit of $0.9 million primarily due to the reduction in the valuation allowance for capital losses.
     During the first quarter of 2011, we purchased 1.3 million shares of our Class A outstanding common stock for approximately $8.1 million under our share repurchase program. We have $14.4 million remaining under the program authorized by the Board of Directors.
     For the first quarter of 2011, preneed cemetery property sales increased 10.2 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales increased 2.6 percent during the first quarter of 2011 compared to the first quarter of 2010. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
     Our operations provided cash of $15.2 million for the three months ended January 31, 2011, compared to $2.8 million for the same period of last year. The increase in operating cash flow is due in part to a $0.6 million improvement in net earnings, which included the $2.9 million, net, non-cash charge to Puerto Rican income tax expense. In addition, we effectively managed our working capital during the first quarter of fiscal year 2011 and were able to increase cash flow due to the timing of our trust withdrawals and deposits.
     We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed our first cremation garden in Orlando, Florida, and we currently have seven projects under construction with 12 more under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending.
     During the first quarter of fiscal year 2011, we experienced positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized gains and losses, of 4.7 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 2.3 percent. As of January 31, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts were $816.1 million, or an improvement of 9.0 percent or $67.6 million, from January 31, 2010, which included a 2.6 percent, or $20.8 million improvement, since October 31, 2010.
     As of January 31, 2011 and October 31, 2010, the fair market value of the investments in our funeral and cemetery merchandise and services trusts were $123.4 million and $138.6 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of January 31, 2011 and October 31, 2010, the fair market value of our investments were $39.2 million and $41.0 million, respectively, lower than our cost basis.
     The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of January 31, 2011 and October 31, 2010, we had $216.6 million and $212.1 million, respectively, in distributable earnings that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are ultimately performed.
     As of February 28, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts increased 1.2 percent, or approximately $10.0 million from January 31, 2011.
     The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2010 Form 10-K.
     Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. When we review our backlog for potential loss contracts, we consider the impact of the market value of our trust assets. We look at unrealized gains and losses based on current market prices quoted for the investments, but we do not include anticipated future returns on the investments in our analysis. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts in our backlog. Due to the significant positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years and deferred on our consolidated balance sheet until delivery, currently there is sufficient capacity for additional market depreciation before a contract loss would result.
     For additional information regarding our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in this report.
     The following table presents our trust portfolio returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts(1)	Care Trusts(1)
For the quarter ended January 31, 2011	4.7%	2.3%
For the last twelve months ended January 31, 2011	14.9%	12.3%
For the last five years ended January 31, 2011	2.7%	3.6%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent annualized returns.
Critical Accounting Policies
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2010 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2010 Form 10-K.
Results of Operations
     The following discussion segregates the financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2011 and 2010, results essentially reflect those of same-store locations.

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010
Funeral Operations

	Three Months Ended January 31,
			Increase
	2011	2010	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$69.8	$67.7	$2.1
Corporate Trust Management (1)	4.1	4.1	—

Total Funeral Revenue	$73.9	$71.8	$2.1

Funeral Costs:
Funeral Home Locations	$53.3	$52.2	$1.1
Corporate Trust Management (1)	.2	.3	(.1)

Total Funeral Costs	$53.5	$52.5	$1.0

Funeral Gross Profit:
Funeral Home Locations	$16.5	$15.5	$1.0
Corporate Trust Management (1)	3.9	3.8	.1

Total Funeral Gross Profit	$20.4	$19.3	$1.1

Same-Store Analysis for the Three Months Ended January 31, 2011 and 2010

Change in Average Revenue	Change in Same-Store
Per Funeral Service	Funeral Services	Same-Store Cremation Rate
		2011	2010
1.6% (1)	1.1%	41.7%	41.2%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2011 and 2010 were $1.2 million and $1.1 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended January 31, 2011 and 2010 were $2.9 million and $3.0 million, respectively.
     Funeral revenue increased $2.1 million, or 2.9 percent, to $73.9 million in the first quarter of 2011 from $71.8 million in the first quarter of 2010. During the first quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.4 percent and an increase in average revenue per cremation service of 4.8 percent. These averages were partially offset by a shift in mix to lower-priced cremation services resulting in an overall improvement in same-store average revenue per funeral service of 1.6 percent. Same-store funeral services increased 1.1 percent, or 154 events. The cremation rate for our same-store operations was 41.7 percent for the first quarter of 2011 compared to 41.2 percent for the first quarter of 2010.
     Funeral gross profit increased $1.1 million, or 5.7 percent, to $20.4 million for the first quarter of 2011 compared to $19.3 million for the same period of 2010, primarily due to the $2.1 million increase in revenue, as noted above. Funeral gross profit margin improved 70 basis points to 27.6 percent for the first quarter of 2011 from 26.9 percent for the same period of 2010.

Cemetery Operations

	Three Months Ended January 31,
	2011	2010	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$53.4	$50.5	$2.9
Corporate Trust Management (1)	2.0	1.8	.2

Total Cemetery Revenue	$55.4	$52.3	$3.1

Cemetery Costs:
Cemetery Locations	$47.2	$46.1	$1.1
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$47.4	$46.3	$1.1

Cemetery Gross Profit:
Cemetery Locations	$6.2	$4.4	$1.8
Corporate Trust Management (1)	1.8	1.6	.2

Total Cemetery Gross Profit	$8.0	$6.0	$2.0

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2011 and 2010 were $1.3 million and $1.2 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the three months ended January 31, 2011 and 2010 were $0.7 million and $0.6 million, respectively. Perpetual care trust earnings were $2.3 million and $2.4 million for the three months ended January 31, 2011 and 2010, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
     Cemetery revenue increased $3.1 million, or 5.9 percent, to $55.4 million for the quarter ended January 31, 2011 from $52.3 million for the quarter ended January 31, 2010. This improvement is due primarily to a $2.1 million, or 10.2 percent, increase in cemetery property sales and a $0.9 million increase in construction during the period on various cemetery projects.
     Cemetery gross profit increased $2.0 million, or 33.3 percent, to $8.0 million for the first quarter of 2011 compared to $6.0 million for the quarter ended January 31, 2010. The increase in cemetery gross profit is primarily due to the $3.1 million increase in revenue, as noted above. Cemetery gross profit margin improved 290 basis points to 14.4 percent for the first quarter of 2011 from 11.5 percent for the same period of 2010.
Other
     Interest expense decreased $0.8 million to $5.7 million during the first quarter of fiscal year 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market that occurred throughout fiscal year 2010.
     The effective tax rate for the three months ended January 31, 2011 was 50.3 percent compared to 39.5 percent for the same period in 2010. The increase was primarily due to a change in Puerto Rican tax legislation enacted on January 31, 2011 that decreased the top tax rate for businesses from 39 percent to 30 percent. As a result we revalued our previously recorded deferred tax assets. While we will benefit from lower cash taxes in the future, the tax rate change resulted in a one-time, non-cash charge to income tax expense of $2.9 million, net. This charge was partially offset by a tax benefit of $0.9 million primarily due to the reduction in the valuation allowance for capital losses.
     Cash and cash equivalents increased $8.4 million from October 31, 2010 to January 31, 2011 primarily due to the maturity of $10.0 million in certificate of deposits and marketable securities in the first quarter of 2011. Prepaid expenses increased $4.1 million from October 31, 2010 to January 31, 2011 primarily due to annual premiums paid in the first quarter of fiscal year 2011 for property, general liability and other insurance. Long-term deferred income taxes decreased $4.0 million from October 31, 2010 to January 31, 2011 primarily due to the utilization of net operating losses in the first quarter of 2011 and the non-cash adjustment to our Puerto Rican deferred tax asset, as previously discussed. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the three months ended January 31, 2011. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
     Accounts payable decreased $4.3 million from October 31, 2010 to January 31, 2011 primarily due to the timing of payables related to property, plant and equipment and inventory. Accrued payroll decreased $1.1 million from October 31, 2010 to January 31, 2011 primarily due to fiscal year 2010 incentive compensation paid in the first quarter of 2011 and due to the timing of the payroll period at quarter end. Other current liabilities decreased $3.1 million from October 31, 2010 to January 31, 2011 primarily due to a $2.7 million decline resulting from the timing of our property taxes, which are typically paid at the end of the calendar year.
Preneed Sales into the Backlog
     Net preneed funeral sales increased 2.6 percent during the first quarter of 2011 compared to the corresponding period in 2010.
     The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $30.4 million in net preneed funeral and cemetery merchandise and services sales (including $16.5 million related to insurance-funded preneed funeral contracts) during the first quarter of 2011 to be recognized in the future as these prepaid products and services are actually delivered, compared to net sales of $29.2 million (including $16.2 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
     We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $95.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility on or before 2012 and long-term debt becoming due in 2013 through 2016, as described below.
     We have begun discussions with various financial institutions regarding the potential refinancing of the senior secured revolving credit facility and senior notes to take advantage of favorable market conditions. Based on these discussions, we currently expect to refinance this debt well in advance of their maturities and may increase the size of the senior secured revolving credit facility. As of January 31, 2011, we had no amounts drawn on the $95.0 million senior secured revolving credit facility, and our availability under the senior secured revolving credit facility, after giving consideration to $7.5 million outstanding letters of credit and the $24.8 million Florida bond, was $62.7 million. Our $200.0 million senior notes mature on February 15, 2013 and are currently redeemable at 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We also have $131.5 million principal amount in senior convertible notes as of January 31, 2011 of which $86.4 million mature in 2014 and $45.1 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
     We currently pay quarterly cash dividends of three cents per share on our Class A and B common stock, which amounted to $2.7 million for the three months ended January 31, 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, under which we purchased 1.3 million shares of our Class A common stock for approximately $8.1 million during the first quarter of 2011 and $14.4 million remains available under the program as of January 31, 2011. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
     We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are working on several e-commerce initiatives that we expect will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed our first cremation garden in Orlando, Florida, and we currently have seven projects under construction with 12 more under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
     We are continuing to review all of our tax accounting methods to determine opportunities to further improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 and 2010.
Cash Flow
     Our operations provided cash of $15.2 million for the three months ended January 31, 2011, compared to $2.8 million for the same period of last year. The increase in operating cash flow is due in part to a $0.6 million improvement in net earnings, which included the net $2.9 million non-cash charge to Puerto Rican income tax expense. In addition, we effectively managed our working capital during the first quarter of fiscal year 2011 and were able to increase cash flow due to the timing of our trust withdrawals and deposits.
     Our investing activities resulted in a net cash inflow of $3.6 million for the three months ended January 31, 2011, compared to a net cash outflow of $9.3 million for the comparable period in 2010. The change is primarily due to a $15.0 million net change related to purchases and sales of certificates of deposit. There were $10.0 million in proceeds from the sale of certificates of deposit during the first quarter of fiscal year 2011 compared to $5.0 million in purchases of certificates of deposit during the first quarter of fiscal year 2010. For the three months ended January 31, 2011, capital expenditures amounted to $4.6 million, which included $4.1 million for maintenance capital expenditures and $0.5 million for growth initiatives. For the three months ended January 31, 2010, capital expenditures were $4.3 million, which included $2.9 million for maintenance capital expenditures, $1.2 million for growth initiatives and $0.2 million related to the implementation of new business systems. We also purchased a funeral and cemetery business in the first quarter of fiscal year 2011 resulting in a net cash outflow of $1.8 million.
     Our financing activities resulted in a net cash outflow of $10.5 million for the three months ended January 31, 2011, compared to a net cash outflow of $3.5 million for the comparable period in 2010. The change primarily is due to repurchases of common stock under our current stock repurchase program. During the three months ended January 31, 2011, there were $8.1 million in stock repurchases compared to none in the same period of 2010.
Contractual Obligations and Commercial Commitments
     We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2011.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations (1)	$331.6	$—	$200.0	$86.4	$45.2
Interest on long-term debt (2)	49.1	16.7	27.2	4.4	.8
Operating lease obligations (3)	29.8	3.6	6.8	3.7	15.7
Purchase obligations (4)	2.3	2.3	—	—	—
Non-competition and other agreements (5)	1.2	.4	.3	.2	.3

	$414.0	$23.0	$234.3	$94.7	$62.0

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of January 31, 2011.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 20 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments for all operating leases as of January 31, 2011 are $3.6 million, $3.7 million, $3.1 million, $2.2 million, $1.5 million and $15.7 million for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and later years, respectively.

(4)	Represents a construction contract for a funeral home currently under construction.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
     The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of January 31, 2011.

	Expiration by Period
					More than
Contingent Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	5 years
Cemetery perpetual care trust funding obligations (1)	$13.1	$13.1	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	2.2	—	—	—	2.2

	$15.3	$13.1	$—	$—	$2.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $13.1 million as of January 31, 2011. As of January 31, 2011, we had net unrealized losses of $34.2 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.4 million; no charge has been recorded for these amounts as of January 31, 2011.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of January 31, 2011, we have recorded $2.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.
          As of January 31, 2011, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $45.1 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.25 percent senior notes due 2013 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of January 31, 2011.

	Senior
	Secured			Other, Principally
	Revolving			Seller Financing
	Credit	Senior Convertible	Senior	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	Notes	Operations	Total
2011	$—	$—	$—	$—	$—
2012	—	—	—	—	—
2013	—	—	200.0	—	200.0
2014	—	86.4	—	—	86.4
2015	—	—	—	—	—
Thereafter	—	45.1	—	.1	45.2

Total long-term debt	$—	$131.5	$200.0	$.1	$331.6

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements as of January 31, 2011 consist of the following items:
(1)	the $24.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2010 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2010 Form 10-K.
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges was as follows:

Three Months Ended	Years ended October 31,
January 31, 2011	2010		2009		2008		2007		2006
3.59 (1)	2.69	(2)	2.21	(3)	1.40	(4)	2.85	(5)	2.82	(6)

(1)	Pre-tax earnings for the three months ended January 31, 2011 include a $0.1 million charge for hurricane related expenses.

(2)	Pre-tax earnings for fiscal year 2010 include a $1.0 million pre-tax net loss on the early extinguishment of debt due to fiscal year 2010 debt repurchases.

(3)	Pre-tax earnings for fiscal year 2009 include a $6.2 million pre-tax net gain on the early extinguishment of debt due to fiscal year 2009 debt repurchases, a $3.4 million charge related to the estimated probable funding obligation to fund the cemetery perpetual care trust net realized losses, a $0.4 million charge for hurricane related expenses, a $0.3 million charge for separation charges primarily related to the retirement of an executive officer and net impairment losses on dispositions of ($0.2) million.

(4)	Pre-tax earnings for fiscal year 2008 include a charge of $2.3 million related to Hurricanes Katrina and Ike, a charge of $26.0 million for impairment of goodwill, a $13.3 million charge related to the estimated probable obligation to fund the cemetery perpetual care trust net realized losses and net impairment losses on dispositions of ($0.4) million.

(5)	Pre-tax earnings for fiscal year 2007 include a charge of $2.5 million related to Hurricane Katrina, a charge of $0.6 million for separation charges primarily related to separation pay of a former executive officer who retired in the first quarter of 2007 and $0.7 million for the loss on early extinguishment of debt related to the June 2007 senior convertible debt transaction.

(6)	Pre-tax earnings for fiscal year 2006 include a net recovery of $1.6 million related to Hurricane Katrina, business interruption proceeds of $3.2 million related to Hurricane Katrina, a charge of $1.0 million for separation charges related to July 2005 restructuring of our divisions and the retirement of an executive officer and net impairment losses on dispositions of ($0.2) million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2010 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2010. For a discussion of fair market value as of January 31, 2011 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
          As of January 31, 2011 and October 31, 2010, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $320.9 million and $317.9 million, respectively, compared to fair values of $332.8 million and $328.3 million, respectively. Fair values were determined using quoted market prices. As of January 31, 2011, each approximate 10 percent, or 55 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $4.8 million in the fair value of these instruments. As of October 31, 2010, each approximate 10 percent, or 55 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $5.7 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

				Maximum approximate
			Total number of	dollar value of shares
			shares purchased as	that may yet be
	Total number		part of	purchased under the
	of shares	Average price paid	publicly-announced	plans or
Period	purchased	per share	plans or programs	programs(1)
November 1, 2010 through November 30, 2010	847,200	$5.65	847,200	$17,672,180
December 1, 2010 through December 31, 2010	—	$—	—	$17,672,180
January 1, 2011 through January 31, 2011	500,000	$6.56	500,000	$14,394,009

Total	1,347,200	$5.99	1,347,200	$14,394,009

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program. As of January 31, 2011, we had repurchased 8.7 million shares for $60.6 million at an average price of $6.95 per share and have $14.4 million remaining under this program.
Item 5. Other Information
     Thomas J. Crawford, President, Chief Executive Officer, and a director of the Company, will retire from all positions with the Company effective as of the Company’s annual meeting of shareholders on April 7, 2011. The Board has appointed Thomas M. Kitchen to succeed Mr. Crawford as President and Chief Executive Officer, effective as of the annual meeting. Mr. Kitchen currently serves as Senior Executive Vice President, Chief Financial Officer, and a director of the Company. The Board has appointed Lewis J. Derbes, Jr. as the Company’s Senior Vice President and Chief Financial Officer to succeed Mr. Kitchen. Mr. Derbes currently serves as the Company’s Senior Vice President of Finance, Secretary and Treasurer. For additional information, see the Company’s Form 8-K and Form 8-K/A filed January 28, 2011 and February 2, 2011, respectively, and the Company’s proxy statement for its 2011 annual meeting of shareholders, filed February 25, 2011.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Second Amended and Restated Credit Agreement dated June 2, 2009 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2009)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Employment Agreement between the Company and Thomas M. Kitchen dated February 24, 2011

10.2	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers

10.3	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers

10.4	Consulting Agreement between the Company and Thomas J. Crawford dated February 24, 2011

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
March 9, 2011	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
Senior Executive Vice President and Chief Financial Officer

March 9, 2011	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President Corporate Controller Chief Accounting Officer

Exhibit Index
10.1	Employment Agreement between the Company and Thomas M. Kitchen dated February 24, 2011

10.2	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers

10.3	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers

10.4	Consulting Agreement between the Company and Thomas J. Crawford dated February 24, 2011

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas J. Crawford, President and Chief Executive Officer, and Thomas M. Kitchen, Senior Executive Vice President and Chief Financial Officer