Form 10-Q
period 2011-04-30
STEWART ENTERPRISES INC
filed 2011-06-08
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2011, was 87,509,089 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2011	2010
Revenues:
Funeral	$72,974	$71,060
Cemetery	56,691	56,973

	129,665	128,033

Costs and expenses:
Funeral	54,926	54,151
Cemetery	49,098	48,802

	104,024	102,953

Gross profit	25,641	25,080
Corporate general and administrative expenses	(6,650)	(6,116)
Hurricane related charges, net	(54)	(32)
Net loss on dispositions	(400)	—
Other operating income, net	448	265

Operating earnings	18,985	19,197
Interest expense	(5,732)	(5,891)
Loss on early extinguishment of debt	(1,811)	—
Investment and other income, net	340	36

Earnings from continuing operations before income taxes	11,782	13,342
Income taxes	1,784	4,954

Earnings from continuing operations	9,998	8,388

Discontinued operations:
Earnings from discontinued operations before income taxes	—	4
Income taxes	—	1

Earnings from discontinued operations	—	3

Net earnings	$9,998	$8,391

Basic earnings per common share:
Earnings from continuing operations	$.11	$.09
Earnings from discontinued operations	—	—

Net earnings	$.11	$.09

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.09
Earnings from discontinued operations	—	—

Net earnings	$.11	$.09

Weighted average common shares outstanding (in thousands):
Basic	90,442	92,113

Diluted	91,066	92,387

Dividends declared per common share	$.03	$.03

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2011	2010
Revenues:
Funeral	$146,840	$142,780
Cemetery	112,089	109,265

	258,929	252,045

Costs and expenses:
Funeral	108,404	106,600
Cemetery	96,529	95,122

	204,933	201,722

Gross profit	53,996	50,323
Corporate general and administrative expenses	(13,289)	(12,786)
Hurricane related charges, net	(104)	(32)
Net loss on dispositions	(400)	—
Other operating income, net	681	444

Operating earnings	40,884	37,949
Interest expense	(11,468)	(12,347)
Gain (loss) on early extinguishment of debt	(1,811)	17
Investment and other income, net	364	60

Earnings from continuing operations before income taxes	27,969	25,679
Income taxes	9,927	9,830

Earnings from continuing operations	18,042	15,849

Discontinued operations:
Earnings from discontinued operations before income taxes	—	46
Income taxes	—	17

Earnings from discontinued operations	—	29

Net earnings	$18,042	$15,878

Basic earnings per common share:
Earnings from continuing operations	$.20	$.17
Earnings from discontinued operations	—	—

Net earnings	$.20	$.17

Diluted earnings per common share:
Earnings from continuing operations	$.20	$.17
Earnings from discontinued operations	—	—

Net earnings	$.20	$.17

Weighted average common shares outstanding (in thousands):
Basic	90,658	92,082

Diluted	91,125	92,332

Dividends declared per common share	$.06	$.06

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$78,310	$56,060
Certificates of deposit and marketable securities	598	10,000
Receivables, net of allowances	48,836	51,151
Inventories	35,793	35,708
Prepaid expenses	7,671	5,479
Deferred income taxes, net	28,405	28,312
Assets held for sale	—	27

Total current assets	199,613	186,737
Receivables due beyond one year, net of allowances	64,267	67,458
Preneed funeral receivables and trust investments	432,696	414,918
Preneed cemetery receivables and trust investments	226,650	209,287
Goodwill	247,038	247,038
Cemetery property, at cost	387,641	386,004
Property and equipment, at cost:
Land	43,726	43,518
Buildings	342,474	338,237
Equipment and other	194,219	191,428

	580,419	573,183
Less accumulated depreciation	295,205	283,633

Net property and equipment	285,214	289,550
Deferred income taxes, net	92,112	98,025
Cemetery perpetual care trust investments	242,542	230,730
Non-current assets held for sale	—	1,214
Other assets	15,878	11,905

Total assets	$2,193,651	$2,142,866

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 30, 2011	October 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5,817	$5
Accounts payable and accrued expenses	24,175	24,797
Accrued payroll and other benefits	13,406	14,311
Accrued insurance	20,850	20,912
Accrued interest	2,018	4,197
Estimated obligation to fund cemetery perpetual care trust	12,633	13,253
Other current liabilities	9,495	12,132
Income taxes payable	698	2,533
Liabilities associated with assets held for sale	—	8

Total current liabilities	89,092	92,148
Long-term debt, less current maturities	315,891	314,027
Deferred income taxes, net	4,906	4,950
Deferred preneed funeral revenue	242,032	243,520
Deferred preneed cemetery revenue	256,364	258,044
Deferred preneed funeral and cemetery receipts held in trust	591,761	554,716
Perpetual care trusts’ corpus	241,576	229,240
Long-term liabilities associated with assets held for sale	—	714
Other long-term liabilities	20,456	20,023

Total liabilities	1,762,078	1,717,382

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 87,646,189 and 88,739,140 shares at April 30, 2011 and October 31, 2010, respectively	87,646	88,739
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2011 and October 31, 2010; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	536,450	547,319
Accumulated deficit	(196,105)	(214,147)
Accumulated other comprehensive income:
Unrealized appreciation of investments	27	18

Total accumulated other comprehensive income	27	18

Total shareholders’ equity	431,573	425,484

Total liabilities and shareholders’ equity	$2,193,651	$2,142,866

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

Comprehensive income:
Net earnings	—	—	18,042	—	18,042

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($5)	—	—	—	9	9

Total other comprehensive income	—	—	—	9	9

Total comprehensive income	—	—	18,042	9	18,051

Restricted stock activity	84	506	—	—	590
Issuance of common stock	107	500	—	—	607
Stock options exercised	238	810	—	—	1,048
Stock option expense	—	561	—	—	561
Tax benefit associated with stock activity	—	104	—	—	104
Purchase and retirement of common stock	(1,522)	(7,865)	—	—	(9,387)
Dividends ($.06 per share)	—	(5,485)	—	—	(5,485)

Balance April 30, 2011	$91,201	$536,450	$(196,105)	$27	$431,573

(1)	Amount includes 87,646 and 88,739 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2011 and October 31, 2010, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$18,042	$15,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss on dispositions	400	—
(Gain) loss on early extinguishment of debt	1,811	(17)
Premiums paid on early extinguishment of debt	(777)	—
Depreciation and amortization	13,575	13,194
Non-cash interest and amortization of discount on senior convertible notes	2,636	3,046
Provision for doubtful accounts	2,528	2,406
Share-based compensation	1,661	1,500
Excess tax benefits from share-based payment arrangements	(144)	(26)
Provision for deferred income taxes	8,278	8,395
Estimated obligation to fund cemetery perpetual care trust	73	—
Other	(328)	12
Changes in assets and liabilities:
Decrease in receivables	486	754
Increase in prepaid expenses	(2,193)	(2,271)
(Increase) decrease in inventories and cemetery property	(684)	1,106
Federal income tax refunds	—	1,600
Decrease in accounts payable and accrued expenses	(8,524)	(11,501)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	4,083	5,925
Decrease in deferred preneed funeral revenue	(1,674)	(2,104)
Decrease in deferred preneed funeral receipts held in trust	(1,947)	(6,926)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(3,901)	793
Decrease in deferred preneed cemetery revenue	(1,682)	(5,679)
Increase in deferred preneed cemetery receipts held in trust	3,935	325
Increase in other	42	45

Net cash provided by operating activities	35,696	26,455

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities	10,000	250
Purchases of certificates of deposit and marketable securities	(585)	(10,661)
Proceeds from sale of assets	285	—
Purchase of subsidiaries and other investments, net of cash acquired	(1,809)	—
Additions to property and equipment	(8,762)	(8,366)
Other	54	50

Net cash used in investing activities	(817)	(18,727)

Cash flows from financing activities:
Proceeds of long-term debt	200,000	—
Repayments of long-term debt	(194,190)	(847)
Retirement of common stock warrants	—	(107)
Issuance of common stock	1,199	471
Retirement of call options	—	107
Purchase and retirement of common stock	(9,387)	—
Debt refinancing costs	(4,910)	(38)
Dividends	(5,485)	(5,589)
Excess tax benefits from share-based payment arrangements	144	26

Net cash used in financing activities	(12,629)	(5,977)

Net increase in cash	22,250	1,751
Cash and cash equivalents, beginning of period	56,060	62,808

Cash and cash equivalents, end of period	$78,310	$64,559

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$3,281	$(430)
Interest	$11,105	$9,728
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$456	$414
Issuance of restricted stock, net of forfeitures	$590	$437
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2011, the Company owned and operated 217 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of April 30, 2011, and for the three and six months ended April 30, 2011 and 2010, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”).
     The October 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2010 Form 10-K.
     The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2011.
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
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2010 Form 10-K. Net earnings for the three months ended April 30, 2011 and 2010 include $250 and $265, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the six months ended April 30, 2011 and 2010 include $561 and $540, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of April 30, 2011, there was $2,915 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.1 years, of which $1,052 of total stock option expense is expected for fiscal year 2011. The expense related to restricted stock is reflected in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $279 and $273 for the three months ended April 30, 2011 and 2010, respectively, and $644 and $546 for the six months ended April 30, 2011 and 2010, respectively. As of April 30, 2011, there was $1,488 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2011 is expected to be $1,340.
     In November 2010, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $456 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2011. In November 2009, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. The expense related to this stock grant was $414 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2010. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.
     The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2011:

		Weighted
	Number of Shares	Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	1,330,000	$6.24	Equal one-fourth portions over 4 years	Service condition

Restricted stock	518,000	$6.24	Equal one-third portions over 3 years	Market condition
     The fair value of the Company’s service based stock options granted in fiscal year 2011 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2011: expected dividend yield of 1.9 percent; expected volatility of 41.5 percent; risk-free interest rate of 1.9 percent; and an expected term of 4.8 years. During the six months ended April 30, 2011, the Company granted 518,000 shares of restricted stock with market conditions based on achieving certain target stock prices in the fiscal years 2011, 2012 and 2013. The Company records the expense over the requisite service period. The market condition related to fiscal year 2011 was achieved during the second quarter of fiscal year 2011.
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

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     As of April 30, 2011 and October 31, 2010, the Company’s receivables and related allowances were as follows:

	Receivables as of April 30, 2011	Receivables as of October 31, 2010
	Ending Balance Collectively	Ending Balance Collectively
	Evaluated for Impairment	Evaluated for Impairment
Current receivables — at-need funeral	$9,182	$9,153
Current receivables — other	45,147	47,736
Receivables, due beyond one year — other	72,199	75,782
Preneed funeral receivables	42,797	42,879
Preneed cemetery receivables	30,980	31,643

Total	$200,305	$207,193

Total current receivables	54,329	56,889
Total noncurrent receivables	145,976	150,304

Total	$200,305	$207,193

     Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts	Allowance for Doubtful Accounts
	and Cancellations as of	and Cancellations as of
	April 30, 2011	October 31, 2010
	Ending Balance Collectively	Ending Balance Collectively
	Evaluated for Impairment	Evaluated for Impairment
Current receivables — at-need funeral and other	$(5,493)	$(5,738)
Receivables, due beyond one year — other	(7,932)	(8,324)
Preneed funeral receivables	(11,673)	(11,753)
Preneed cemetery receivables	(4,093)	(4,692)

Total	$(29,191)	$(30,507)

Total current receivables	(5,493)	(5,738)
Total noncurrent receivables	(23,698)	(24,769)

Total	$(29,191)	$(30,507)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance –	Charged to
	October 31,	costs and		Balance –
	2010	expenses	Write-offs	April 30, 2011
Current receivables — at-need funeral and other	$5,738	1,034	(1,279)	$5,493
Receivables, due beyond one year — other	$8,324	1,494	(1,886)	$7,932

	$14,062	$2,528	$(3,165)	$13,425

     The Company has established allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis
	as of April 30, 2011
				Greater than
	1 to 30 Days	31 to 60 Days	61 to 90 Days	90 Days	Total
Receivables — at-need funeral	$5,578	$656	$366	$2,582	$9,182
Receivables — other	94,978	3,245	2,268	16,855	117,346
Preneed funeral receivables	29,127	949	433	12,288	42,797
Preneed cemetery receivables	24,888	976	587	4,529	30,980

	$154,571	$5,826	$3,654	$36,254	$200,305

     (g) Reclassifications
     Certain reclassifications have been made to the 2010 condensed consolidated statements of earnings and balance sheet in order for these periods to be comparable. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or cash flows.
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
     In July 2010, the FASB issued ASU No. 2010-20, which requires new disclosures on finance receivables and allowance for credit losses. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, which delayed the effective date of ASU No. 2010-20 for public companies with regard to the disclosures on trouble debt restructurings. The guidance was adopted by the Company as of its first fiscal quarter ended January 31, 2011. The disclosures of reporting period activity were effective for the Company’s second fiscal quarter beginning February 1, 2011. The adoption of this guidance by the Company did not have a material effect on its consolidated financial statements. See Note 1(f) for the required disclosures.
     In April 2011, the FASB issued ASU No. 2011-02, which clarifies the guidance for identifying restructuring of receivables that constitute a troubled debt restructuring for a creditor. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(2) New Accounting Principles—(Continued)
beginning of the annual period of adoption, which corresponds to the Company’s fourth fiscal quarter beginning August 1, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s second fiscal quarter beginning February 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
(3) Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2011 and October 31, 2010 are as follows:

	April 30,	October 31,
	2011	2010
Trust assets	$401,572	$383,792
Receivables from customers	42,797	42,879

	444,369	426,671
Allowance for cancellations	(11,673)	(11,753)

Preneed funeral receivables and trust investments	$432,696	$414,918

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2011 are detailed below.

	April 30, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$17,044	$—	$—	$17,044
U.S. Government, agencies and municipalities	1,990	35	(1)	2,024
Corporate bonds	27,352	1,582	—	28,934
Preferred stocks	53,748	493	(1,782)	52,459
Common stocks	231,361	3,513	(77,148)	157,726
Mutual funds:
Equity	26,045	2,877	(860)	28,062
Fixed income	55,949	979	(761)	56,167
Commodity	23,660	2,388	—	26,048
Real estate investment trusts	7,987	771	—	8,758
World bond	9,030	310	—	9,340
Insurance contracts and other long-term investments	13,840	45	(98)	13,787

Trust investments	$468,006	$12,993	$(80,650)	$400,349

Market value as a percentage of cost					85.5%

Accrued investment income				1,223

Trust assets				$401,572

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$26,118	$—	$—	$26,118
U.S. Government, agencies and municipalities	2,224	84	(1)	2,307
Corporate bonds	44,077	2,887	(1)	46,963
Preferred stocks	56,297	356	(2,220)	54,433
Common stocks	234,946	925	(91,593)	144,278
Mutual funds:
Equity	27,154	185	(2,936)	24,403
Fixed income	53,444	1,718	(767)	54,395
Commodity	13,572	1,968	—	15,540
Insurance contracts and other long-term investments	14,171	146	(98)	14,219

Trust investments	$472,003	$8,269	$(97,616)	$382,656

Market value as a percentage of cost					81.1%

Accrued investment income				1,136

Trust assets				$383,792

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2011
Due in one year or less	$4,058
Due in one to five years	19,185
Due in five to ten years	7,697
Thereafter	18

$30,958

     The Company is actively managing a covered call program on its equity securities within the funeral merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $76 and $311, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended April 30, 2011 and 2010, the Company realized trust losses of approximately ($81) and ($17), respectively, related to the covered call program. For the six months ended April 30, 2011 and 2010, the Company realized trust losses of ($227) and ($253), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $1,383 and $651 for the three months ended April 30, 2011 and 2010, respectively, and $2,374 and $3,786 for the six months ended April 30, 2011 and 2010, respectively.
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stocks and mutual funds.
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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2011	$310,802	$83,418	$6,129	$400,349
Trust investments—October 31, 2010	$272,173	$103,703	$6,780	$382,656

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     In connection with its revised trust asset allocation, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in commodities, real estate investment trusts and world bonds.
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$6,383	$8,735	$6,780	$8,662
Total unrealized losses included in other comprehensive income (1)	—	(930)	—	(930)
Distributions and other, net	(254)	73	(651)	146

Fair market value, ending balance	$6,129	$7,878	$6,129	$7,878

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Purchases	$27,759	$14,709	$72,048	$15,558
Sales	32,872	18,079	70,629	22,428
Realized gains from sales of investments	1,591	809	4,409	1,437
Realized losses from sales of investments and other	(581)	(538)	(680)	(1,054)
Interest income, dividends and other ordinary income	3,477	2,542	6,813	4,887
Deposits (1)	4,674	5,590	10,030	13,605
Withdrawals (1)	11,930	10,070	22,315	22,047

(1)	The Company historically sold a significant portion of its preneed funeral sales through trust. Over time, the mix has shifted to a more significant portion being sold through insurance versus trust, particularly in states where the trusting requirements are high.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2011 and October 31, 2010.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)

	April 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$20	$(1)	$20	$(1)
Preferred stocks	—	—	31,268	(1,782)	31,268	(1,782)
Common stocks	2,607	(529)	128,805	(76,619)	131,412	(77,148)
Mutual funds:
Equity	—	—	3,163	(860)	3,163	(860)
Fixed income	341	(3)	4,234	(758)	4,575	(761)
Insurance contracts and other long-term investments	30	(98)	—	—	30	(98)

Total	$2,978	$(630)	$167,490	$(80,020)	$170,468	$(80,650)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	896	(1)	—	—	896	(1)
Preferred stocks	49	(1)	35,205	(2,219)	35,254	(2,220)
Common stocks	(17)	(136)	136,483	(91,457)	136,466	(91,593)
Mutual funds:
Equity	—	—	20,298	(2,936)	20,298	(2,936)
Fixed income	3,575	(3)	4,550	(764)	8,125	(767)
Insurance contracts and other long-term investments	—	—	—	(98)	—	(98)

Total	$4,503	$(141)	$196,557	$(97,475)	$201,060	$(97,616)

     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2011, 96 percent, or $77,148, were generated by common stock investments. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2011 and October 31, 2010 are as follows:

	April 30,	October 31,
	2011	2010
Trust assets	$199,763	$182,336
Receivables from customers	30,980	31,643

	230,743	213,979
Allowance for cancellations	(4,093)	(4,692)

Preneed cemetery receivables and trust investments	$226,650	$209,287

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2011 are detailed below.

	April 30, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$9,065	$—	$—	$9,065
U.S. Government, agencies and municipalities	1,106	28	(6)	1,128
Corporate bonds	2,750	333	—	3,083
Preferred stocks	19,967	182	(907)	19,242
Common stocks	119,246	3,621	(38,579)	84,288
Mutual funds:
Equity	29,284	950	(4,213)	26,021
Fixed income	26,633	491	—	27,124
Commodity	14,679	1,427	—	16,106
Real estate investment trusts	6,626	644	—	7,270
World bond	5,230	169	—	5,399
Other long-term investments	437	—	—	437

Trust investments	$235,023	$7,845	$(43,705)	$199,163

Market value as a percentage of cost					84.7%

Accrued investment income				600

Trust assets				$199,763

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$12,719	$—	$—	$12,719
U.S. Government, agencies and municipalities	5,655	667	(2)	6,320
Corporate bonds	11,790	950	(13)	12,727
Preferred stocks	20,132	139	(1,182)	19,089
Common stocks	122,529	1,223	(45,792)	77,960
Mutual funds:
Equity	30,291	50	(6,978)	23,363
Fixed income	21,405	660	(6)	22,059
Commodity	6,521	966	—	7,487
Other long-term investments	592	3	—	595

Trust investments	$231,634	$4,658	$(53,973)	$182,319

Market value as a percentage of cost					78.7%

Accrued investment income				470
Less trust investments of assets held for sale				(453)

Trust assets				$182,336

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2011
Due in one year or less	$339
Due in one to five years	2,234
Due in five to ten years	1,545
Thereafter	93

$4,211

     The Company is actively managing a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $99 and $128, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended April 30, 2011 and 2010, the Company realized trust losses of approximately ($40) and ($26), respectively, related to the covered call program. For the six months ended April 30, 2011 and 2010, the Company realized trust losses of ($130) and ($214), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $693 and $503 for the three months ended April 30, 2011 and 2010, respectively, and $1,113 and $2,912 for the six months ended April 30, 2011 and 2010, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stocks and mutual funds.
     Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of securities with similar characteristics. These investments are U. S. Government, agencies and municipalities, corporate bonds, convertible bonds and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy.
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2011	$175,741	$23,422	$—	$199,163
Trust investments—October 31, 2010	$144,048	$38,271	$—	$182,319
     In connection with its revised trust asset allocation, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in commodities, real estate investment trusts and world bonds.
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Purchases	$20,022	$9,089	$51,894	$11,135
Sales	19,389	10,449	47,773	12,769
Realized gains from sales of investments	1,072	836	3,323	1,259
Realized losses from sales of investments and other	(209)	(637)	(549)	(1,518)
Interest income, dividends and other ordinary income	1,612	1,237	3,410	2,390
Deposits	4,307	3,783	8,008	9,476
Withdrawals	4,865	4,325	9,472	8,729

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2011 and October 31, 2010.

	April 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$272	$(6)	$—	$—	$272	$(6)
Preferred stocks	—	—	12,270	(907)	12,270	(907)
Common stocks	2,391	(57)	57,687	(38,522)	60,078	(38,579)
Mutual funds:
Equity	—	—	13,823	(4,213)	13,823	(4,213)

Total	$2,663	$(63)	$83,780	$(43,642)	$86,443	$(43,705)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$517	$(2)	$—	$—	$517	$(2)
Corporate bonds	627	(6)	493	(7)	1,120	(13)
Preferred stocks	—	—	15,206	(1,182)	15,206	(1,182)
Common stocks	1,957	(139)	66,544	(45,653)	68,501	(45,792)
Mutual funds:
Equity	—	—	22,582	(6,978)	22,582	(6,978)
Fixed income	2,677	(3)	16	(3)	2,693	(6)

Total	$5,778	$(150)	$104,841	$(53,823)	$110,619	$(53,973)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2011, 98 percent, or $42,792, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings which include dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,683 and $1,346 for the three months ended April 30, 2011 and 2010, respectively, and $3,993 and $3,819 for the six months ended April 30, 2011 and 2010, respectively.
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2011 are detailed below.

	April 30, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$7,659	$—	$—	$7,659
U.S. Government, agencies and municipalities	7,114	187	(95)	7,206
Corporate bonds	31,897	1,142	(837)	32,202
Preferred stocks	36,337	145	(4,663)	31,819
Common stocks	92,143	1,748	(31,683)	62,208
Mutual funds:
Equity	8,464	595	(285)	8,774
Fixed income	58,438	755	(1,420)	57,773
Commodity	10,467	490	—	10,957
Real estate investment trusts	5,922	357	—	6,279
Master limited partnerships	8,587	162	—	8,749
World bond	7,663	305	—	7,968
Other long-term investments	245	—	(105)	140

Trust investments	$274,936	$5,886	$(39,088)	$241,734

Market value as a percentage of cost					87.9%

Accrued investment income				808

Trust assets				$242,542

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short-term investments	$32,403	$—	$—	$32,403
U.S. Government, agencies and municipalities	8,006	196	(54)	8,148
Corporate bonds	31,086	1,334	(825)	31,595
Preferred stocks	56,807	257	(6,376)	50,688
Common stocks	90,284	1,042	(36,496)	54,830
Mutual funds:
Equity	5,783	49	(662)	5,170
Fixed income	46,646	878	(304)	47,220
Other long-term investments	401	2	(79)	324

Trust investments	$271,416	$3,758	$(44,796)	$230,378

Market value as a percentage of cost					84.9%

Accrued investment income				630
Less trust investments of assets held for sale				(278)

Trust assets				$230,730

     The estimated maturities and market values of debt securities included above are as follows:

April 30, 2011
Due in one year or less	$5,694
Due in one to five years	17,481
Due in five to ten years	11,451
Thereafter	4,782

$39,408

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of April 30, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $49 and $111, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended April 30, 2011 and 2010, the Company realized trust losses of approximately ($33) and ($18), respectively, related to the covered call program. For the six months ended April 30, 2011 and 2010, the Company realized trust losses of approximately ($118) and ($183), respectively, related to the covered call program. These trust losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $467 and $397 for the three months ended April 30, 2011 and 2010, respectively, and $934 and $1,996 for the six months ended April 30, 2011 and 2010, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash, money market and other short-term investments, common stocks and mutual funds.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—April 30, 2011	$170,366	$71,228	$140	$241,734
Trust investments—October 31, 2010	$139,774	$90,431	$173	$230,378
     In connection with its revised trust asset allocation, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in commodities, real estate investment trusts, master limited partnerships and world bonds.
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Fair market value, beginning balance	$106	$168	$173	$226
Other	34	82	(33)	24

Fair market value, ending balance	$140	$250	$140	$250

     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e., losses in excess of capital gains) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2011 and October 31, 2010, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,633 and $13,253, respectively. The Company recorded an additional $73 for the estimated probable funding obligation for the six months ended April 30, 2011. The Company had earnings of $483 and $693 for the three and six months ended April 30, 2011, respectively, within the trusts that it did not withdraw in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,333; no charge has been recorded for these amounts as of April 30, 2011.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Purchases	$40,289	$22,930	$81,244	$39,102
Sales	34,669	13,200	52,534	42,085
Realized gains from sales of investments	416	2,258	932	4,283
Realized losses from sales of investments and other	(274)	(268)	(438)	(818)
Interest income, dividends and other ordinary income	2,492	2,177	5,324	4,338
Deposits	1,869	1,895	3,399	3,733
Withdrawals	1,423	2,121	3,644	3,009
     During the three months ended April 30, 2011 and 2010, cemetery revenues were $56,691 and $56,973, respectively, of which $2,327 and $2,311, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2011 and 2010, cemetery revenues were $112,089 and $109,265, respectively, of which $4,306 and $4,645, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and costs.
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2011 and October 31, 2010.

	April 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$1,998	$(39)	$79	$(56)	$2,077	$(95)
Corporate bonds	6,435	(131)	538	(706)	6,973	(837)
Preferred stocks	—	—	25,210	(4,663)	25,210	(4,663)
Common stocks	599	(186)	51,056	(31,497)	51,655	(31,683)
Mutual funds:
Equity	31	(1)	2,315	(284)	2,346	(285)
Fixed income	21,546	(1,175)	890	(245)	22,436	(1,420)
Other long-term investments	—	—	88	(105)	88	(105)

Total	$30,609	$(1,532)	$80,176	$(37,556)	$110,785	$(39,088)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$269	$(1)	$105	$(53)	$374	$(54)
Corporate bonds	2,786	(15)	682	(810)	3,468	(825)
Preferred stocks	—	—	32,747	(6,376)	32,747	(6,376)
Common stocks	717	(161)	51,334	(36,335)	52,051	(36,496)
Mutual funds:
Equity	—	—	4,674	(662)	4,674	(662)
Fixed income	14,850	(15)	1,076	(289)	15,926	(304)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$18,622	$(192)	$90,706	$(44,604)	$109,328	$(44,796)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at April 30, 2010, 93 percent, or $36,346, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at April 30, 2011 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$401,572	$199,763	$601,335
Less:
Pending withdrawals	(7,345)	(5,270)	(12,615)
Pending deposits	1,954	1,087	3,041

Deferred receipts held in trust	$396,181	$195,580	$591,761

     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at April 30, 2011 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$242,542
Less:
Pending withdrawals	(1,612)
Pending deposits	646

Perpetual care trusts’ corpus	$241,576

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)
Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2011 and 2010 are detailed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Realized gains from sales of investments	$3,079	$3,903	$8,664	$6,979
Realized losses from sales of investments and other	(1,064)	(1,443)	(1,667)	(3,390)
Interest income, dividends and other ordinary income	7,581	5,956	15,547	11,615
Trust expenses and income taxes	(2,433)	(2,602)	(4,929)	(5,140)

Net trust investment income	7,163	5,814	17,615	10,064
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(5,459)	(2,646)	(13,557)	(3,996)
Reclassification to perpetual care trusts’ corpus	(1,704)	(3,168)	(4,058)	(6,068)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	340	36	364	60

Total investment and other income, net	$340	$36	$364	$60

(1)	Investment and other income, net generally consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the three and six months ended April 30, 2011, the balance includes approximately $323 of interest income related to the recent resolution of an audit by the Internal Revenue Service.
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
April 30, 2011, the Company had $12,633 recorded as a liability for an estimated probable funding obligation. As of April 30, 2011, the Company had net unrealized losses of approximately $30,332 in the cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $3.0 million as of April 30, 2011 and October 31, 2010.
     The Company is required to maintain a bond ($24,815 as of April 30, 2011) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2011
Earnings from continuing operations	$9,998
Allocation of earnings to nonvested restricted stock	(87)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,911	90,442	$.11

Effect of dilutive securities:
Stock options assumed exercised		624

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$9,911	91,066	$.11

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended April 30, 2010
Earnings from continuing operations	$8,388
Allocation of earnings to nonvested restricted stock	(89)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,299	92,113	$.09

Effect of dilutive securities:
Stock options assumed exercised		274

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$8,299	92,387	$.09

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2011
Earnings from continuing operations	$18,042
Allocation of earnings to nonvested restricted stock	(161)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$17,881	90,658	$.20

Effect of dilutive securities:
Stock options assumed exercised		467

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$17,881	91,125	$.20

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Six Months Ended April 30, 2010
Earnings from continuing operations	$15,849
Allocation of earnings to nonvested restricted stock	(167)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$15,682	92,082	$.17

Effect of dilutive securities:
Stock options assumed exercised		250

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$15,682	92,332	$.17

     During the three months ended April 30, 2011, options to purchase 425,093 shares of common stock at prices ranging from $8.06 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended April 30, 2011 exclude the effect of approximately 1,266,382 options because such options were not dilutive. These options expire between March 31, 2014 and March 12, 2018.
     During the six months ended April 30, 2011, options to purchase 806,197 shares of common stock at prices ranging from $6.83 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. These options expire between December 20, 2011 and March 12, 2018.
     Options to purchase 1,285,255 shares of common stock at prices ranging from $5.84 to $8.47 per share for the three months ended April 30, 2010 and options to purchase 1,312,058 shares of common stock at prices ranging from $5.35 to $8.47 per share for the six months ended April 30, 2010 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
three and six months ended April 30, 2010 exclude the effect of approximately 959,006 and 4,173 options, respectively, because such options were not dilutive.
     For the three and six months ended April 30, 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three and six months ended April 30, 2010, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during those periods.
     For the three and six months ended April 30, 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three and six months ended April 30, 2011 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and six months ended April 30, 2010, a maximum of 16,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,312,080 shares of Class A common stock under the associated common stock warrants were also not dilutive.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2011, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and six months ended April 30, 2011 and 2010 for the Company’s continuing operations only. Prior period data has been retrospectively adjusted to conform to this presentation.

	Total Revenue		Total Revenue
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Funeral	$68,635	$66,736	$138,408	$134,378
Cemetery(1)	54,462	55,072	107,826	105,579
Corporate Trust Management(2)	6,568	6,225	12,695	12,088

Total	$129,665	$128,033	$258,929	$252,045

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Total Gross Profit		Total Gross Profit
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Funeral	$13,920	$12,778	$30,436	$28,199
Cemetery(1)	5,565	6,457	11,711	10,868
Corporate Trust Management(2)	6,156	5,845	11,849	11,256

Total	$25,641	$25,080	$53,996	$50,323

	Net Total Preneed Merchandise		Net Total Preneed Merchandise
	and Service Sales(3)		and Service Sales(3)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Funeral	$24,558	$26,342	$44,004	$45,295
Cemetery	13,220	12,334	24,218	22,538

Total	$37,778	$38,676	$68,222	$67,833

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $1,683 and $1,346 for the three months ended April 30, 2011 and 2010, respectively, and $3,993 and $3,819 for the six months ended April 30, 2011 and 2010, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2011 and 2010 were $1,223 and $1,148, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended April 30, 2011 and 2010 were $3,115 and $3,176, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2011 and 2010 were $1,350 and $1,235, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended April 30, 2011 and 2010 were $880 and $666, respectively.

Trust management fees included in funeral revenue for the six months ended April 30, 2011 and 2010 were $2,412 and $2,263, respectively, and funeral trust earnings for the six months ended April 30, 2011 and 2010 were $6,020 and $6,139, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2011 and 2010 were $2,650 and $2,424, respectively, and cemetery trust earnings for the six months ended April 30, 2011 and 2010 were $1,613 and $1,262, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2011 and 2010 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Gross profit for reportable segments	$25,641	$25,080	$53,996	$50,323
Corporate general and administrative expenses	(6,650)	(6,116)	(13,289)	(12,786)
Hurricane related charges, net	(54)	(32)	(104)	(32)
Net loss on dispositions	(400)	—	(400)	—
Other operating income, net	448	265	681	444
Interest expense	(5,732)	(5,891)	(11,468)	(12,347)
Gain (loss) on early extinguishment of debt	(1,811)	—	(1,811)	17
Investment and other income, net	340	36	364	60

Earnings from continuing operations before income taxes	$11,782	$13,342	$27,969	$25,679

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2011 and 2010.

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Service revenue
Funeral	$49,369	$45,410	$99,015	$90,475
Cemetery	14,435	15,238	30,624	30,809

	63,804	60,648	129,639	121,284
Merchandise revenue
Funeral	21,589	23,981	43,995	48,997
Cemetery	38,732	37,601	74,553	70,742

	60,321	61,582	118,548	119,739
Other revenue
Funeral	2,016	1,669	3,830	3,308
Cemetery	3,524	4,134	6,912	7,714

	5,540	5,803	10,742	11,022

Total revenue	$129,665	$128,033	$258,929	$252,045

Service costs
Funeral	$16,563	$14,824	$32,124	$29,389
Cemetery	10,424	10,551	20,770	20,354

	26,987	25,375	52,894	49,743
Merchandise costs
Funeral	14,084	14,489	28,229	29,001
Cemetery	24,129	24,151	46,784	46,355

	38,213	38,640	75,013	75,356
Facility expenses
Funeral	24,279	24,838	48,051	48,210
Cemetery	14,545	14,100	28,975	28,413

	38,824	38,938	77,026	76,623

Total costs	$104,024	$102,953	$204,933	$201,722

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of April 30, 2011 and October 31, 2010 and for the three and six months ended April 30, 2011 and 2010, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes, 6.25 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent owned directly or indirectly by the Company. The non-guarantor subsidiaries of the 6.25 percent senior notes are identical to those of the 6.50 percent senior notes and senior convertible notes, except for three immaterial non-100 percent owned subsidiaries which serve as guarantors of the 6.25 percent senior notes. The guarantees are full and unconditional and joint and several. In the statements presented within this footnote, Tier 2 guarantor subsidiaries represent the three immaterial non-100 percent owned subsidiaries that do not guaranty the 6.50 percent senior notes and senior convertible notes but do guaranty the 6.25 percent senior notes. Non-guarantor subsidiaries represent the identical non-guarantor subsidiaries of the 6.50 percent senior notes, 6.25 percent senior notes and senior convertible notes. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2011
		Guarantor	Guarantor	Non-
		Subsidiaries –	Subsidiaries –	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,909	$562	$4,503	$—	$72,974
Cemetery	—	50,769	860	5,062	—	56,691

	—	118,678	1,422	9,565	—	129,665

Costs and expenses:
Funeral	—	51,657	319	2,950	—	54,926
Cemetery	—	44,495	696	3,907	—	49,098

	—	96,152	1,015	6,857	—	104,024

Gross profit	—	22,526	407	2,708	—	25,641
Corporate general and administrative expenses	(6,650)	—	—	—	—	(6,650)
Hurricane related charges, net	(54)	—	—	—	—	(54)
Net loss on dispositions	—	(400)	—	—	—	(400)
Other operating income, net	110	273	1	64	—	448

Operating earnings (loss)	(6,594)	22,399	408	2,772	—	18,985
Interest income (expense)	(1,009)	(4,256)	9	(476)	—	(5,732)
Loss on early extinguishment of debt	(1,811)	—	—	—	—	(1,811)
Investment and other income, net	340	—	—	—	—	340
Equity in subsidiaries	13,415	217	—	—	(13,632)	—

Earnings before income taxes	4,341	18,360	417	2,296	(13,632)	11,782
Income tax expense (benefit)	(5,657)	6,386	133	922	—	1,784

Net earnings	9,998	11,974	284	1,374	(13,632)	9,998
Other comprehensive income, net	12	—	—	12	(12)	12

Comprehensive income	$10,010	$11,974	$284	$1,386	$(13,644)	$10,010

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2010
		Guarantor	Guarantor
		Subsidiaries –	Subsidiaries –	Non-Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$66,260	$470	$4,330	$—	$71,060
Cemetery	—	50,870	829	5,274	—	56,973

	—	117,130	1,299	9,604	—	128,033

Costs and expenses:
Funeral	—	50,682	296	3,173	—	54,151
Cemetery	—	44,133	649	4,020	—	48,802

	—	94,815	945	7,193	—	102,953

Gross profit	—	22,315	354	2,411	—	25,080
Corporate general and administrative expenses	(6,116)	—	—	—	—	(6,116)
Hurricane related recoveries (charges), net	(33)	—	1	—	—	(32)
Other operating income, net	26	149	3	87	—	265

Operating earnings (loss)	(6,123)	22,464	358	2,498	—	19,197
Interest income (expense)	5	(5,420)	(3)	(473)	—	(5,891)
Investment and other income, net	35	1	—	—	—	36
Equity in subsidiaries	11,560	165	—	—	(11,725)	—

Earnings from continuing operations before income taxes	5,477	17,210	355	2,025	(11,725)	13,342
Income tax expense (benefit)	(2,914)	7,061	104	703	—	4,954

Earnings from continuing operations	8,391	10,149	251	1,322	(11,725)	8,388
Discontinued operations:
Earnings from discontinued operations before income taxes	—	4	—	—	—	4
Income taxes	—	1	—	—	—	1

Earnings from discontinued operations	—	3	—	—	—	3

Net earnings	8,391	10,152	251	1,322	(11,725)	8,391
Other comprehensive income, net	1	—	—	1	(1)	1

Comprehensive income	$8,392	$10,152	$251	$1,323	$(11,726)	$8,392

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2011
		Guarantor	Guarantor
		Subsidiaries –	Subsidiaries –	Non-Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$136,608	$1,046	$9,186	$—	$146,840
Cemetery	—	100,381	1,575	10,133	—	112,089

	—	236,989	2,621	19,319	—	258,929

Costs and expenses:
Funeral	—	101,747	612	6,045	—	108,404
Cemetery	—	87,475	1,287	7,767	—	96,529

	—	189,222	1,899	13,812	—	204,933

Gross profit	—	47,767	722	5,507	—	53,996
Corporate general and administrative expenses	(13,289)	—	—	—	—	(13,289)
Hurricane related charges, net	(104)	—	—	—	—	(104)
Net loss on dispositions	—	(400)	—	—	—	(400)
Other operating income, net	128	434	1	118	—	681

Operating earnings (loss)	(13,265)	47,801	723	5,625	—	40,884
Interest income (expense)	(1,835)	(8,721)	14	(926)	—	(11,468)
Loss on early extinguishment of debt	(1,811)	—	—	—	—	(1,811)
Investment and other income, net	364	—	—	—	—	364
Equity in subsidiaries	25,007	387	—	—	(25,394)	—

Earnings before income taxes	8,460	39,467	737	4,699	(25,394)	27,969
Income tax expense (benefit)	(9,582)	14,664	243	4,602	—	9,927

Net earnings	18,042	24,803	494	97	(25,394)	18,042
Other comprehensive income, net	9	—	—	9	(9)	9

Comprehensive income	$18,051	$24,803	$494	$106	$(25,403)	$18,051

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2010
		Guarantor	Guarantor
		Subsidiaries –	Subsidiaries –	Non-Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$133,104	$955	$8,721	$—	$142,780
Cemetery	—	97,546	1,401	10,318	—	109,265

	—	230,650	2,356	19,039	—	252,045

Costs and expenses:
Funeral	—	99,671	559	6,370	—	106,600
Cemetery	—	85,706	1,269	8,147	—	95,122

	—	185,377	1,828	14,517	—	201,722

Gross profit	—	45,273	528	4,522	—	50,323
Corporate general and administrative expenses	(12,786)	—	—	—	—	(12,786)
Hurricane related recoveries (charges), net	(87)	—	55	—	—	(32)
Other operating income, net	42	292	3	107	—	444

Operating earnings (loss)	(12,831)	45,565	586	4,629	—	37,949
Interest expense	(482)	(10,898)	(11)	(956)	—	(12,347)
Gain on early extinguishment of debt	17	—	—	—	—	17
Investment and other income, net	59	1	—	—	—	60
Equity in subsidiaries	23,497	245	—	—	(23,742)	—

Earnings from continuing operations before income taxes	10,260	34,913	575	3,673	(23,742)	25,679
Income tax expense (benefit)	(5,618)	14,068	178	1,202	—	9,830

Earnings from continuing operations	15,878	20,845	397	2,471	(23,742)	15,849
Discontinued operations:
Earnings from discontinued operations before income taxes	—	46	—	—	—	46
Income taxes	—	17	—	—	—	17

Earnings from discontinued operations	—	29	—	—	—	29

Net earnings	15,878	20,874	397	2,471	(23,742)	15,878
Other comprehensive loss, net	—	—	—	—	—	—

Comprehensive income	$15,878	$20,874	$397	$2,471	$(23,742)	$15,878

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	April 30, 2011
		Guarantor	Guarantor	Non-
		Subsidiaries-	Subsidiaries-	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$73,363	$4,025	$79	$843	$—	$78,310
Certificates of deposit and marketable securities	—	—	—	598	—	598
Receivables, net of allowances	3,537	38,579	341	6,379	—	48,836
Inventories	298	32,907	327	2,261	—	35,793
Prepaid expenses	1,350	4,606	65	1,650	—	7,671
Deferred income taxes, net	14,135	11,470	31	2,769	—	28,405
Intercompany receivables	2,413	—	—	—	(2,413)	—

Total current assets	95,096	91,587	843	14,500	(2,413)	199,613
Receivables due beyond one year, net of allowances	—	52,392	619	11,256	—	64,267
Preneed funeral receivables and trust investments	—	422,939	—	9,757	—	432,696
Preneed cemetery receivables and trust investments	—	219,176	1,170	6,304	—	226,650
Goodwill	—	227,203	48	19,787	—	247,038
Cemetery property, at cost	—	350,906	11,101	25,634	—	387,641
Property and equipment, at cost	57,953	480,203	2,575	39,688	—	580,419
Less accumulated depreciation	43,228	233,581	1,258	17,138	—	295,205

Net property and equipment	14,725	246,622	1,317	22,550	—	285,214
Deferred income taxes, net	10,719	77,116	—	6,932	(2,655)	92,112
Cemetery perpetual care trust investments	—	229,475	9,128	3,939	—	242,542
Other assets	10,108	4,735	15	1,020	—	15,878
Intercompany receivables	676,121	—	—	—	(676,121)	—
Equity in subsidiaries	15,825	9,275	—	—	(25,100)	—

Total assets	$822,594	$1,931,426	$24,241	$121,679	$(706,289)	$2,193,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,817	$—	$—	$—	$—	$5,817
Accounts payable, accrued expenses and other current liabilities	12,945	66,385	113	3,832	—	83,275
Intercompany payables	—	—	—	2,413	(2,413)	—

Total current liabilities	18,762	66,385	113	6,245	(2,413)	89,092
Long-term debt, less current maturities	315,891	—	—	—	—	315,891
Deferred income taxes, net	—	4,327	3,229	5	(2,655)	4,906
Intercompany payables	—	661,804	1,592	12,725	(676,121)	—
Deferred preneed funeral revenue	—	195,697	—	46,335	—	242,032
Deferred preneed cemetery revenue	—	227,134	526	28,704	—	256,364
Deferred preneed funeral and cemetery receipts held in trust	—	583,505	1,071	7,185	—	591,761
Perpetual care trusts’ corpus	—	228,517	9,148	3,911	—	241,576
Other long-term liabilities	18,659	1,766	—	31	—	20,456
Negative equity in subsidiaries	37,709	—	—	—	(37,709)	—

Total liabilities	391,021	1,969,135	15,679	105,141	(718,898)	1,762,078

Common stock	91,201	102	324	52	(478)	91,201
Other	340,345	(37,811)	8,238	16,459	13,114	340,345
Accumulated other comprehensive income	27	—	—	27	(27)	27

Total shareholders’ equity	431,573	(37,709)	8,562	16,538	12,609	431,573

Total liabilities and shareholders’ equity	$822,594	$1,931,426	$24,241	$121,679	$(706,289)	$2,193,651

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries –	Subsidiaries –	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48,270	$6,055	$58	$1,677	$—	$56,060
Certificates of deposit and marketable securities	10,000	—	—	—	—	10,000
Receivables, net of allowances	3,685	40,698	372	6,396	—	51,151
Inventories	329	32,779	330	2,270	—	35,708
Prepaid expenses	1,292	2,589	60	1,538	—	5,479
Deferred income taxes, net	13,835	11,604	32	2,841	—	28,312
Assets held for sale	—	27	—	—	—	27
Intercompany receivables	7,782	—	—	—	(7,782)	—

Total current assets	85,193	93,752	852	14,722	(7,782)	186,737
Receivables due beyond one year, net of allowances	1,973	53,683	572	11,230	—	67,458
Preneed funeral receivables and trust investments	—	405,296	—	9,622	—	414,918
Preneed cemetery receivables and trust investments	—	201,960	1,123	6,204	—	209,287
Goodwill	—	227,203	48	19,787	—	247,038
Cemetery property, at cost	—	349,252	11,154	25,598	—	386,004
Property and equipment, at cost	56,964	474,538	2,509	39,172	—	573,183
Less accumulated depreciation	40,837	225,118	1,180	16,498	—	283,633

Net property and equipment	16,127	249,420	1,329	22,674	—	289,550
Deferred income taxes, net	16,620	75,449	—	9,224	(3,268)	98,025
Cemetery perpetual care trust investments	—	217,743	8,973	4,014	—	230,730
Non-current assets held for sale	—	1,214	—	—	—	1,214
Other assets	6,096	4,772	7	1,030	—	11,905
Intercompany receivables	693,981	—	—	—	(693,981)	—
Equity in subsidiaries	15,612	8,888	—	—	(24,500)	—

Total assets	$835,602	$1,888,632	$24,058	$124,105	$(729,531)	$2,142,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,524	70,740	151	5,720	—	92,135
Liabilities associated with assets held for sale	—	8	—	—	—	8
Intercompany payables	—	—	—	7,782	(7,782)	—

Total current liabilities	15,529	70,748	151	13,502	(7,782)	92,148
Long-term debt, less current maturities	314,027	—	—	—	—	314,027
Deferred income taxes, net	—	4,950	3,268	—	(3,268)	4,950
Intercompany payables	—	683,501	2,099	8,381	(693,981)	—
Deferred preneed funeral revenue	—	197,148	—	46,372	—	243,520
Deferred preneed cemetery revenue	—	228,908	500	28,636	—	258,044
Deferred preneed funeral and cemetery receipts held in trust	—	546,876	1,049	6,791	—	554,716
Perpetual care trusts’ corpus	—	216,379	8,923	3,938	—	229,240
Long-term liabilities associated with assets held for sale	—	714	—	—	—	714
Other long-term liabilities	18,050	1,920	—	53	—	20,023
Negative equity in subsidiaries	62,512	—	—	—	(62,512)	—

Total liabilities	410,118	1,951,144	15,990	107,673	(767,543)	1,717,382

Common stock	92,294	102	324	52	(478)	92,294
Other	333,172	(62,614)	7,744	16,362	38,508	333,172
Accumulated other comprehensive income	18	—	—	18	(18)	18

Total shareholders’ equity	425,484	(62,512)	8,068	16,432	38,012	425,484

Total liabilities and shareholders’ equity	$835,602	$1,888,632	$24,058	$124,105	$(729,531)	$2,142,866

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2011
		Guarantor	Guarantor	Non-
		Subsidiaries –	Subsidiaries –	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,606	$30,200	$645	$1,245	$—	$35,696

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	—	10,000
Purchases of certificates of deposit and marketable securities	—	—	—	(585)	—	(585)
Proceeds from sale of assets	—	285	—	—	—	285
Purchase of subsidiaries and other investments, net of cash acquired	—	(1,809)	—	—	—	(1,809)
Additions to property and equipment	(922)	(7,254)	(117)	(469)	—	(8,762)
Other	—	54	—	—	—	54

Net cash provided by (used in) investing activities	9,078	(8,724)	(117)	(1,054)	—	(817)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	—	200,000
Intercompany receivables (payables)	25,038	(23,506)	(507)	(1,025)	—	—
Repayments of long-term debt	(194,190)	—	—	—	—	(194,190)
Issuance of common stock	1,199	—	—	—	—	1,199
Purchase and retirement of common stock	(9,387)	—	—	—	—	(9,387)
Debt refinancing costs	(4,910)	—	—	—	—	(4,910)
Dividends	(5,485)	—	—	—	—	(5,485)
Excess tax benefits from share-based payment arrangements	144	—	—	—	—	144

Net cash provided by (used in) financing activities	12,409	(23,506)	(507)	(1,025)	—	(12,629)

Net increase (decrease) in cash	25,093	(2,030)	21	(834)	—	22,250
Cash and cash equivalents, beginning of period	48,270	6,055	58	1,677	—	56,060

Cash and cash equivalents, end of period	$73,363	$4,025	$79	$843	$—	$78,310

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2010
		Guarantor	Guarantor	Non-
		Subsidiaries –	Subsidiaries –	Guarantor
	Parent	Tier 1	Tier 2	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,511)	$24,505	$661	$2,800	$—	$26,455

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	—	250	—	250
Purchases of certificates of deposit and marketable securities	(10,000)	—	—	(661)	—	(10,661)
Additions to property and equipment	(1,430)	(6,416)	(75)	(445)	—	(8,366)
Other	—	50	—	—	—	50

Net cash used in investing activities	(11,430)	(6,366)	(75)	(856)	—	(18,727)

Cash flows from financing activities:
Repayments of long-term debt	(847)	—	—	—	—	(847)
Intercompany receivables (payables)	20,725	(17,604)	(588)	(2,533)	—	—
Retirement of common stock warrants	(107)	—	—	—	—	(107)
Issuance of common stock	471	—	—	—	—	471
Retirement of call options	107	—	—	—	—	107
Debt refinancing costs	(38)	—	—	—	—	(38)
Dividends	(5,589)	—	—	—	—	(5,589)
Excess tax benefits from share based payment arrangements	26	—	—	—	—	26

Net cash provided by (used in) financing activities	14,748	(17,604)	(588)	(2,533)	—	(5,977)

Net increase (decrease) in cash	1,807	535	(2)	(589)	—	1,751
Cash and cash equivalents, beginning of period	56,734	5,096	52	926	—	62,808

Cash and cash equivalents, end of period	$58,541	$5,631	$50	$337	$—	$64,559

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Dispositions and Acquisitions
          During the six months ended April 30, 2011, the Company acquired a new funeral home and cemetery for approximately $1,809. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily cemetery property of approximately $1,045 and property, plant and equipment of approximately $549) were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date.
          Assets and liabilities associated with assets held for sale are presented in the “assets held for sale,” “non-current assets held for sale,” “liabilities associated with assets held for sale” and “long-term liabilities associated with assets held for sale” lines in the condensed consolidated balance sheet. As of October 31, 2010, assets held for sale and liabilities associated with assets held for sale were comprised of the following:

October 31, 2010
Assets
Receivables	$20
Inventories	7

Assets held for sale	$27

Net property and equipment	$383
Cemetery property	90
Preneed cemetery receivables and trust investments	463
Cemetery perpetual care trust investments	278

Non-current assets held for sale	$1,214

Liabilities
Liabilities associated with assets held for sale	$8

Deferred preneed cemetery receipts held in trust	$436
Perpetual care trusts’ corpus	278

Long-term liabilities associated with assets held for sale	$714

(13) Consolidated Comprehensive Income
          Consolidated comprehensive income for the three and six months ended April 30, 2011 and 2010 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net earnings	$9,998	$8,391	$18,042	$15,878
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($7), ($1) and ($5), respectively	12	1	9	—
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	25,900	35,437	42,981	55,667
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(25,900)	(35,437)	(42,981)	(55,667)

Total other comprehensive income	12	1	9	—

Total comprehensive income	$10,010	$8,392	$18,051	$15,878

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Long-term Debt

	April 30, 2011	October 31, 2010
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $8,966 and $10,275 as of April 30, 2011 and October 31, 2010, respectively	$77,450	$76,141
3.375% senior convertible notes due 2016, net of unamortized discount of $6,760 and $7,318 as of April 30, 2011 and October 31, 2010, respectively	38,359	37,801
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	—
6.25% senior notes due 2013	5,812	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of April 30, 2011 and October 31, 2010, partially secured by assets of subsidiaries, with maturities through 2022	87	90

Total long-term debt	321,708	314,032
Less current maturities	5,817	5

	$315,891	$314,027

Fair Value
          As of April 30, 2011, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $78,245 and $38,807, respectively, compared to fair values of $90,128 and $46,357, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of April 30, 2011 were $86,416 and $45,119, respectively. As of April 30, 2011, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $200,433 compared to a fair value of $202,194. The carrying value of the Company’s 6.25 percent notes, including accrued interest, was $5,888 compared to a fair value of $5,812 as of April 30, 2011.
Senior Secured Revolving Credit Facility
          On April 20, 2011, the Company amended its $95,000 senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016 and was increased to $150,000 and includes a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50,000. As of April 30, 2011, there were no amounts drawn on the amended senior secured revolving credit facility, and the Company’s availability for future borrowings under the facility, after giving consideration to its $7,500 of outstanding letters of credit and $24,815 reserve for its Florida bond, was $117,685. During the quarter ended April 30, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $88 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the amended agreement were $2,311 (of which $1,313 was paid in cash as of April 30, 2011) and will be amortized over the term of the new credit facility.
          The interest rate on the amended senior secured revolving credit facility ranges from LIBOR plus 225.0 to 275.0 basis points, and was LIBOR plus 250.0 basis points at closing. The Company pays a quarterly commitment fee ranging from 40 to 50 basis points annually based on the undrawn portion of the commitments.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Long-term Debt—(Continued)
          The amended senior secured revolving credit facility is governed by the following financial covenants:
•	Maintenance on a rolling four quarter basis of a maximum consolidated adjusted leverage ratio (total funded debt (net of eligible securities and readily marketable securities, but in no event greater than $30,000) divided by EBITDA (as defined)) of not more than 4.75 to 1.00;

•	Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) — of not more than 2.00 to 1.00; and

•	Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense less certain transaction costs to the extent such constitutes cash interest expense) — of not less than 2.60 to 1.00
          The covenants include limitations on (i) liens, (ii) mergers, consolidations and asset sales, (iii) the incurrence of debt, (iv) dividends, stock redemptions and the redemption and/or prepayment of other debt, (v) capital expenditures, (vi) investments and acquisitions, (vii) transactions with affiliates and (viii) a change of control. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts available in the discretionary basket. As of April 30, 2011, the amount available to pay dividends or repurchase stock was $206,927. The agreement also limits capital expenditures in any fiscal year to $45,000, with a provision for the carryover of permitted but unused amounts. The lenders under the amended senior secured credit facility can accelerate all obligations under the facility and terminate the revolving credit commitments if an event of default occurs and is continuing.
          Obligations under the amended senior secured revolving credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).
          The lenders under the amended senior secured revolving credit facility have a first priority perfected security interest in (1) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company whether now existing or hereafter created or acquired other than certain excluded immaterial subsidiaries and 65 percent of the voting capital stock of all direct foreign subsidiaries whether now existing or hereafter acquired and (2) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law or regulation prohibits security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder, (e) any assets with respect to which a security interest cannot be perfected and (f) a certain securities account to be maintained for the benefit of one of the Company’s umbrella insurance policies.
Senior Notes
          On April 4, 2011, the Company commenced a cash tender offer and consent solicitation for any and all of its outstanding $200,000 aggregate principal amount 6.25 percent senior notes due 2013 (the “6.25 percent notes”) and a solicitation of consents to amend the indenture governing the 6.25 percent notes (the “Indenture”). On April 15, 2011, the Company announced that it had received the requisite consents to amend the Indenture and accordingly entered into a supplemental indenture, dated April 15, 2011 (the “Supplemental Indenture”), to the Indenture with U.S. Bank National Association, as trustee for the 6.25 percent notes. On April 18, 2011, the Company purchased a total of $194,188 in aggregate principal amount of its outstanding 6.25 percent notes in the offer for an aggregate purchase price (including consent payments) of $194,673 plus $2,124 in accrued and unpaid interest. During the quarter ended April 30, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $1,723 representing $777 for related fees and expenses and $946 for the write-off of the remaining unamortized fees on the 6.25 percent senior notes.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Long-term Debt—(Continued)
          The Company funded the tender offer for the 6.25 percent senior notes with a portion of its available cash and the net proceeds of the issuance of $200,000 6.50 percent senior notes due 2019 (the “6.50 percent notes”), which were issued April 18, 2011. As of April 30, 2011, fees incurred for the new 6.50 percent senior notes amounted to $4,293 (of which $3,597 was paid in cash as of April 30, 2011) and will be amortized over the term of the 6.50 percent senior notes. The Company redeemed the remaining $5,812 of the 6.25 percent senior notes in May 2011 at the redemption price of 100 percent of the principal amount, plus accrued and unpaid interest to the redemption date.
          The 6.50 percent notes are governed by an indenture dated April 18, 2011. The Company will pay interest on the 6.50 percent notes on April 15 and October 15 of each year, beginning October 15, 2011. The 6.50 percent notes will mature on April 15, 2019. The indenture governing the 6.50 percent notes contains affirmative and negative covenants that will, among other things, limit the Company’s and the SEI Guarantors’ ability to engage in sale and leaseback transactions, effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets, and create liens on assets. Upon the occurrence of a change in control (as defined in the indenture), each holder of the 6.50 percent notes will have the right to require the Company to purchase that holder’s 6.50 percent notes for a cash price equal to 101 percent of their principal amount. The 6.50 percent notes are redeemable on or after April 15, 2014 at redemption prices specified in the indenture, and prior to April 15, 2014 at a “make-whole” premium described in the indenture. Upon the occurrence of certain events of default (as defined in the indenture), the trustee or the holders of the 6.50 percent notes may declare all outstanding 6.50 percent notes to be due and payable immediately.
          The 6.50 percent notes are guaranteed, jointly and severally, by the Guarantors (as defined in the indenture), and are the Company’s, and the guarantees of the 6.50 percent notes are the Guarantors’, general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Company’s, in the case of the 6.50 percent notes, and the SEI Guarantors’, in the case of their guarantees of the 6.50 percent notes, existing and future unsubordinated indebtedness.
          In connection with the issuance of the 6.50 percent notes, the Company entered into a registration rights agreement dated as of April 18, 2011 whereby the Company agreed to offer to exchange the 6.50 percent notes for a new issue of substantially identical notes registered under the Securities Act. Under the registration rights agreement, the Company is required to file an exchange offer registration statement with the Securities and Exchange Commission, use its reasonable best efforts to cause the exchange offer registration statement to be declared effective and consummate the exchange offer within 210 days after April 18, 2011. In the event the Company breaches its obligations under the registration rights agreement, it will be obligated to pay additional interest to the holders of the 6.50 percent notes.
(15) Income Taxes
          In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During the six months ended April 30, 2011, the Company recorded a one-time, non-cash charge of $2.9 million ($4.5 million charge less a federal tax benefit of $1.6 million) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19.4 million at the previously required 39 percent tax rate to approximately $14.9 million at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the six months ended April 30, 2011 by $2.9 million. Income tax expense for the six months ended April 30, 2011 was also impacted by a $3.3 million overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16) Subsequent Events
          As of May 31, 2011, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts declined 0.7 percent, or approximately $5,900, from April 30, 2011.
          Subsequent to April 30, 2011, the Company purchased an additional 155,600 shares of its Class A common stock for approximately $1,200 at an average price of $7.67 per share. There is $11,927 remaining available under the Company’s $75,000 stock repurchase program.

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
Overview
General
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of April 30, 2011, we owned and operated 217 funeral homes and 140 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2010 Form 10-K.
Financial Summary
          For the second quarter of fiscal year 2011, net earnings increased $1.6 million to $10.0 million from $8.4 million for the second quarter of fiscal year 2010. Revenue increased $1.6 million to $129.6 million for the quarter ended April 30, 2011, reflecting a $1.9 million increase in funeral revenue to $72.9 million. During the second quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.8 percent and an increase in average revenue per cremation service of 4.1 percent. We also experienced a 0.8 percent increase in same-store funeral services performed. Cemetery revenue decreased $0.3 million to $56.7 million for the quarter ended April 30, 2011. This decrease is primarily due to a $0.9 million decrease in construction during the period on various cemetery projects. In addition, we experienced a $0.3 million reduction in finance charges primarily due to reduced interest rates and a $0.3 million increase in the reserve for cancellations. Consolidated gross profit increased $0.5 million to $25.6 million for the quarter ending April 30, 2011, primarily due to a $1.1 million increase in funeral gross profit, partially offset by a $0.6 million decrease in cemetery gross profit.
          Corporate general and administrative expenses increased $0.5 million to $6.7 million for the second quarter of 2011 primarily due to spending on various growth initiatives. During the second quarter of 2011, we donated land and a building, resulting in a loss on disposition of $0.4 million. We recorded a tax benefit for the donation that exceeded the loss. The effective tax rate for the second quarter of 2011 decreased to 15.1 percent from 37.1 percent for the same period in 2010. Due in part to the favorable performance of our trust portfolio, we recorded a $2.5 million tax benefit from a reduction in the valuation allowance related to our capital loss carry forward.
          During the quarter ended April 30, 2011, we completed refinancing transactions which significantly extended our debt maturity profile at favorable terms. We completed a private offering of $200.0 million 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due in 2013. We redeemed the remaining $5.8 million 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity date to April 2016. The amended senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a $1.8 million charge for early extinguishment of debt during the three months ended April 30, 2011. For additional information, see Note 14 to the condensed consolidated financial statements included herein.
          During the second quarter of 2011, we purchased 0.2 million shares of our Class A outstanding common stock for approximately $1.3 million under our share repurchase program.
          For the second quarter of 2011, preneed cemetery property sales increased 5.9 percent compared to the same period of last year. Our net preneed funeral sales decreased 6.8 percent during the second quarter of 2011 compared to the second quarter of 2010. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities. For the second quarter of 2011, preneed funeral sales exceeded preneed deliveries by $3.3 million. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          For the first half of fiscal year 2011, net earnings increased $2.2 million to $18.1 million from $15.9 million for the same period of fiscal year 2010. Revenue increased $6.9 million to $259.0 million for the six months ended April 30, 2011. Funeral revenue increased $4.1 million to $146.9 million in the first half of 2011. During the six months ended April 30, 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.6 percent and an increase in average revenue per cremation service of 4.4 percent. We also experienced a 0.9 percent increase in same-store funeral services performed. Cemetery revenue increased $2.8 million to $112.1 million for the six months ended April 30, 2011. This increase is due primarily to a $3.5 million, or 7.9 percent, increase in cemetery property sales, partially offset by a $1.1 million decrease in cemetery merchandise delivered. Consolidated gross profit increased $3.7 million to $54.0 million for the six months ended April 30, 2011, primarily due to a $2.3 million increase in funeral gross profit and a $1.4 million increase in cemetery gross profit.
          Corporate general and administrative expenses increased $0.5 million to $13.3 million for the first six month period of fiscal 2011, primarily due to spending on various growth initiatives. During the first six months of 2011, we donated land and a building, resulting in a loss on disposition of $0.4 million. We recorded a tax benefit for the donation that exceeded the loss. Interest expense decreased $0.8 million to $11.5 million during the first half of 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market throughout fiscal year 2010. The effective tax rate for the six months ended April 30, 2011 was 35.5 percent compared to 38.3 percent for the same period in 2010. Due in part to the favorable performance of our trust portfolio, we recorded a $3.4 million tax benefit attributable to a reduction in our valuation allowance primarily related to our capital loss carry forward. This benefit was partially offset by a charge to income tax expense in the first quarter of 2011 as a result of the revaluation of our Puerto Rican deferred tax assets due to a change in Puerto Rican tax legislation.
          For the six months ended April 30, 2011, preneed cemetery property sales increased 7.9 percent compared to the same period of last year, which increased our cemetery revenue as described above. Our net preneed funeral sales decreased 2.8 percent during the six months ended April 30, 2011 compared to the same period of 2010. For the first half of fiscal year 2011, preneed funeral sales exceeded preneed deliveries by $2.5 million.
          As previously discussed, we completed the refinancings of our $200.0 million 6.25 percent senior notes due 2013 and amended our senior secured revolving credit facility during the quarter ended April 30, 2011. As a result, we recorded a $1.8 million charge for the early extinguishment of debt during the first six months ended April 30, 2011.
          During the first half of 2011, we purchased 1.5 million shares of our Class A outstanding common stock for approximately $9.4 million under our share repurchase program. Subsequent to quarter-end, we repurchased an additional 0.2 million shares of our outstanding Class A common stock for $1.2 million. We currently have $11.9 million remaining under the $75.0 million program authorized by the Board of Directors.

          Our operations provided cash of $35.7 million for the six months ended April 30, 2011, compared to $26.5 million for the same period of last year. The increase in operating cash flow is due in part to an improvement in net earnings and the timing of trust withdrawals and deposits, partially offset by an increase in net state tax payments.
          We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed five cremation projects, and we currently have eight projects under construction with more than 20 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending.
          During the second quarter of fiscal year 2011, we experienced positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total return, including both realized and unrealized gains and losses, of 4.8 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 3.6 percent. As of April 30, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts was $841.2 million, an improvement of 5.8 percent, or $45.9 million, from October 31, 2010 and 7.3 percent, or $57.4 million, from April 30, 2010.
          As of April 30, 2011 and October 31, 2010, the fair market values of the investments in our funeral and cemetery merchandise and services trusts were $103.5 million and $138.6 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of April 30, 2011 and October 31, 2010, the fair market values of our investments were $33.2 million and $41.0 million, respectively, lower than our cost basis.
          The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of April 30, 2011 and October 31, 2010, we had $217.7 million and $212.1 million, respectively, in distributable earnings in our funeral and cemetery merchandise and services trusts that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are ultimately performed.
          As of May 31, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts decreased 0.7 percent, or approximately $5.9 million from April 30, 2011.
          The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2010 Form 10-K except as described below.
          Passive investments such as cash and highly diversified mutual funds represented 41 percent, or $245.9 million, of the fair market value of our preneed funeral and cemetery merchandise and services trust portfolios as of April 30, 2011, compared to 35 percent, or $195.3 million, as of October 31, 2010. Passive investments represented 40 percent, or $96.4 million, of the fair market value of our cemetery perpetual care trust portfolio as of April 30, 2011, compared to 37 percent, or $84.8 million, as of October 31, 2010. We believe increasing our trusts’ passive investments is an attractive approach to increasing the diversification of our trust portfolio.
          During fiscal 2011, we have reduced the individual issuer financials sector concentration in our trust portfolio. As of April 30, 2011, individual issuer investments in the financials sector represented 17 percent, or $101.2 million of the fair market value, of our preneed funeral and cemetery merchandise and services portfolios, compared to 20 percent, or $115.7 million as of October 31, 2010. Of the fair market value at April 30, 2011, 64 percent related to preferred stock, 19 percent related to fixed-income securities and 17 percent related to common stock investments. As of April 30, 2011, individual issuer investments in the financials sector represented 21 percent, or $51.7 million of the fair market value, of our cemetery perpetual care portfolio, compared to 30 percent, or $69.0 million as of October 31, 2010. Of the fair market value at April 30, 2011, 60 percent related to preferred stock, 32 percent related to fixed-income securities and 8 percent related to common stock investments. Individual issuer investments in this sector have unrealized losses of $34.9 million as of April 30, 2011 in our preneed funeral and cemetery merchandise and services trusts, $2.5 million of which relate to preferred stock investments. With respect to our cemetery perpetual care trust portfolio, the individual issuer investments in the financials sector have unrealized losses of $8.6 million as of April 30, 2011, $2.7 million of which relate to preferred stock investments.
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
          The following table presents our trust portfolio total returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts(1)	Care Trusts(1)
For the quarter ended April 30, 2011	4.8%	3.6%
For the last twelve months ended April 30, 2011	13.1%	10.4%
For the last five years ended April 30, 2011	3.3%	4.3%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent annualized returns.
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
Results of Operations
          The following discussion segregates our financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. As there have been no material acquisitions or construction of new locations in fiscal years 2011 and 2010, results essentially reflect those of same-store locations.

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010
Funeral Operations

	Three Months Ended April 30,
	2011	2010	Increase
	(In millions)
Funeral Revenue:
Funeral Home Locations	$68.6	$66.7	$1.9
Corporate Trust Management (1)	4.3	4.3	—

Total Funeral Revenue	$72.9	$71.0	$1.9

Funeral Costs:
Funeral Home Locations	$54.7	$53.9	$.8
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.9	$54.1	$.8

Funeral Gross Profit:
Funeral Home Locations	$13.9	$12.8	$1.1
Corporate Trust Management (1)	4.1	4.1	—

Total Funeral Gross Profit	$18.0	$16.9	$1.1

Same-Store Analysis for the Three Months Ended April 30, 2011 and 2010

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
1.3% (1)	0.8%	43.2%	42.1%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2011 and 2010 were $1.2 million and $1.1 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended April 30, 2011 and 2010 were $3.1 million and $3.2 million, respectively.
          Funeral revenue increased $1.9 million, or 2.7 percent, to $72.9 million in the second quarter of 2011 from $71.0 million in the second quarter of 2010. During the second quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.8 percent and an increase in average revenue per cremation service of 4.1 percent. These averages were partially offset by a shift in mix to lower-priced cremation services resulting in an overall improvement in same-store average revenue per funeral service of 1.3 percent. Same-store funeral services increased 0.8 percent, or 106 events. The cremation rate for our same-store operations was 43.2 percent for the second quarter of 2011 compared to 42.1 percent for the second quarter of 2010.
          Funeral gross profit increased $1.1 million, or 6.5 percent, to $18.0 million for the second quarter of 2011 compared to $16.9 million for the same period of 2010, primarily due to the $1.9 million increase in revenue, as noted above. Funeral gross profit margin improved 90 basis points to 24.7 percent for the second quarter of 2011 from 23.8 percent for the same period of 2010.

Cemetery Operations

	Three Months Ended April 30,
			Increase
	2011	2010	(Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$54.5	$55.1	$(.6)
Corporate Trust Management (1)	2.2	1.9	.3

Total Cemetery Revenue	$56.7	$57.0	$(.3)

Cemetery Costs:
Cemetery Locations	$48.9	$48.6	$.3
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$49.1	$48.8	$.3

Cemetery Gross Profit:
Cemetery Locations	$5.6	$6.5	$(.9)
Corporate Trust Management (1)	2.0	1.7	.3

Total Cemetery Gross Profit	$7.6	$8.2	$(.6)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2011 and 2010 were $1.3 million and $1.2 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the three months ended April 30, 2011 and 2010 were $0.9 million and $0.7 million, respectively. Perpetual care trust earnings were $1.7 million and $1.4 million for the three months ended April 30, 2011 and 2010, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
          Cemetery revenue decreased $0.3 million, or 0.5 percent, to $56.7 million for the quarter ended April 30, 2011 from $57.0 million for the quarter ended April 30, 2010. This decrease is due primarily to a $0.9 million decrease in construction during the period on various cemetery projects. In addition, we experienced a $0.3 million reduction in finance charges primarily due to reduced interest rates and a $0.3 million increase in the reserve for cancellations. These changes were partially offset by a $1.4 million, or 5.9 percent, improvement in cemetery property sales.
          Cemetery gross profit decreased $0.6 million, or 7.3 percent, to $7.6 million for the second quarter of 2011 compared to $8.2 million for the same period of last year. The decrease in cemetery gross profit is primarily due to the decrease in revenue, as noted above, coupled with a slight increase in operating expenses. Cemetery gross profit margin declined 100 basis points to 13.4 percent for the second quarter of 2011 from 14.4 percent for the same period of 2010.
Other
          Corporate general and administrative expenses increased $0.5 million to $6.7 million for the second quarter of 2011, primarily due to spending on various growth initiatives.

          During the second quarter of 2011, we donated land and a building, resulting in a loss on disposition of $0.4 million. We recorded a tax benefit for the donation that exceeded the loss.
          The effective tax rate for the three months ended April 30, 2011 was 15.1 percent reduced from 37.1 percent for the same period in 2010. Due in part to the favorable performance of our trust portfolio, we recorded a $2.5 million tax benefit from a reduction in the valuation allowance related to our capital loss carry forward.
          During the quarter ended April 30, 2011, we completed refinancing transactions which significantly extended our debt maturity profile at favorable terms. We completed a private offering of $200.0 million 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due in 2013. We redeemed the remaining $5.8 million 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity date to April 2016. The amended senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a charge for the early extinguishment of debt of $1.8 million during the quarter ended April 30, 2011.
          During the second quarter of 2011, we repurchased 0.2 million shares of our Class A outstanding common stock for approximately $1.3 million under our stock repurchase program.
Preneed Sales into the Backlog
          Net preneed funeral sales decreased 6.8 percent during the second quarter of 2011 compared to the corresponding period in 2010. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities. For the second quarter of 2011, preneed funeral sales exceeded preneed deliveries by $3.3 million. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $37.8 million in net preneed funeral and cemetery merchandise and services sales (including $19.7 million related to insurance-funded preneed funeral contracts) during the second quarter of 2011 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $38.7 million (including $20.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010
Funeral Operations

	Six Months Ended April 30,
	2011	2010	Increase
	(In millions)
Funeral Revenue:
Funeral Home Locations	$138.5	$134.4	$4.1
Corporate Trust Management (1)	8.4	8.4	—

Total Funeral Revenue	$146.9	$142.8	$4.1

Funeral Costs:
Funeral Home Locations	$108.0	$106.2	$1.8
Corporate Trust Management (1)	.4	.4	—

Total Funeral Costs	$108.4	$106.6	$1.8

Funeral Gross Profit:
Funeral Home Locations	$30.5	$28.2	$2.3
Corporate Trust Management (1)	8.0	8.0	—

Total Funeral Gross Profit	$38.5	$36.2	$2.3

Same-Store Analysis for the Six Months Ended April 30, 2011 and 2010

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
1.4% (1)	0.9%	42.5%	41.7%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2011 and 2010 were $2.4 million and $2.2 million, respectively. Funeral trust earnings recognized in funeral revenue for the six months ended April 30, 2011 and 2010 were $6.0 million and $6.2 million, respectively.
          Funeral revenue increased $4.1 million, or 2.9 percent, to $146.9 million in the first half of fiscal 2011 from $142.8 million in the same period of 2010. During the six months ended April 30, 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.6 percent and an increase in average revenue per cremation service of 4.4 percent. These averages were partially offset by a shift in mix to lower-priced cremation services resulting in an overall improvement in same-store average revenue per funeral service of 1.4 percent. Same-store funeral services increased 0.9 percent, or 260 events. The cremation rate for our same-store operations was 42.5 percent for the six months ended April 30, 2011 compared to 41.7 percent for the same period in 2010.
          Funeral gross profit increased $2.3 million, or 6.4 percent, to $38.5 million for the first half of fiscal 2011 compared to $36.2 million for the same period of 2010, primarily due to the $4.1 million increase in revenue, as noted above. Funeral gross profit margin improved 80 basis points to 26.2 percent for the six months ended April 30, 2011 from 25.4 percent for the same period of 2010.

Cemetery Operations

	Six Months Ended April 30,
	2011	2010	Increase
	(In millions)
Cemetery Revenue:
Cemetery Locations	$107.8	$105.6	$2.2
Corporate Trust Management (1)	4.3	3.7	.6

Total Cemetery Revenue	$112.1	$109.3	$2.8

Cemetery Costs:
Cemetery Locations	$96.1	$94.7	$1.4
Corporate Trust Management (1)	.5	.5	—

Total Cemetery Costs	$96.6	$95.2	$1.4

Cemetery Gross Profit:
Cemetery Locations	$11.7	$10.9	$.8
Corporate Trust Management (1)	3.8	3.2	.6

Total Cemetery Gross Profit	$15.5	$14.1	$1.4

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2011 and 2010 were $2.7 million and $2.4 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the six months ended April 30, 2011 and 2010 were $1.6 million and $1.3 million, respectively. Perpetual care trust earnings were $4.0 million and $3.8 million for the six months ended April 30, 2011 and 2010, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
          Cemetery revenue increased $2.8 million, or 2.6 percent, to $112.1 million for the six months ended April 30, 2011 from $109.3 million for the six months ended April 30, 2010. This improvement is due primarily to a $3.5 million, or 7.9 percent, increase in cemetery property sales, partially offset by a $1.1 million decrease in cemetery merchandise delivered.
          Cemetery gross profit increased $1.4 million, or 9.9 percent, to $15.5 million for the first half of fiscal 2011 compared to $14.1 million for the same period of 2010. The increase in cemetery gross profit is primarily due to the $2.8 million increase in revenue, as noted above. Cemetery gross profit margin improved 90 basis points to 13.8 percent for the six months ended April 30, 2011 from 12.9 percent for the same period of 2010.
Other
          Corporate general and administrative expenses increased $0.5 million to $13.3 million for the six months ended April 30, 2011, primarily due to spending on various growth initiatives.
          During the first six months of 2011, we donated land and a building, resulting in a loss on disposition of $0.4 million. We recorded a tax benefit for the donation that exceeded the loss.

          Interest expense decreased $0.8 million to $11.5 million during the six months ended April 30, 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market that occurred throughout fiscal year 2010.
          The effective tax rate for the six months ended April 30, 2011 was 35.5 percent compared to 38.3 percent for the same period in 2010. Due in part to the favorable performance of our trust portfolio, we recorded a $3.4 million tax benefit attributable to a reduction in our valuation allowance primarily related to our capital loss carry forward. This benefit was partially offset by a $2.9 million charge to income tax expense in the first quarter of 2011 as a result of the revaluation of our Puerto Rican deferred tax assets due to a change in Puerto Rican tax legislation.
          As previously discussed, we completed the refinancings of our $200.0 million 6.25 percent senior notes due 2013 and amended our senior secured revolving credit facility during the quarter ended April 30, 2011. As a result, we recorded a $1.8 million charge for the early extinguishment of debt during the six months ended April 30, 2011.
          During the first six months of 2011, we repurchased 1.5 million shares of our Class A common stock for $9.4 million under our stock repurchase program.
          Cash and cash equivalents increased $22.3 million from October 31, 2010 to April 30, 2011 primarily due to the maturity of $10.0 million in certificates of deposits and marketable securities in the first quarter of 2011 and an increase in cash from operations in the first six months of 2011. Current and long-term receivables decreased $2.3 million and $3.2 million, respectively, from October 31, 2010 to April 30, 2011 primarily due to collections of prior period sales exceeding receivables for new sales and the collection of income taxes receivable. Prepaid expenses increased $2.2 million from October 31, 2010 to April 30, 2011 primarily due to annual premiums paid in the first quarter of fiscal year 2011 for property, general liability and other insurance. Long-term deferred income taxes decreased $5.9 million from October 31, 2010 to April 30, 2011 primarily due to the utilization of net operating losses and the non-cash adjustment to our Puerto Rican deferred tax asset, as previously discussed. Other assets increased $4.0 from October 31, 2010 to April 30, 2011 due primarily to $5.8 million of deferred charges recorded in the second quarter of 2011 related to the refinancing of our senior notes and senior secured revolving credit facility. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the six months ended April 30, 2011. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.
          Current maturities of long-term debt increased $5.8 million from October 31, 2010 to April 30, 2011, due to the remaining outstanding 6.25 percent senior notes due 2013 being called for redemption in April 2011, and redeemed in May 2011 at par. Accrued interest declined $2.2 million from October 31, 2010 to April 30, 2011 due to additional interest payments made in relation to the refinancing of the 6.25 percent senior notes due 2013. Other current liabilities decreased $2.6 million from October 31, 2010 to April 30, 2011 primarily due to the timing of the payment of our property taxes, which are typically paid at the end of the calendar year.
Preneed Sales into the Backlog
          Net preneed funeral sales decreased 2.8 percent during the six months ended April 30, 2011 compared to the corresponding period in 2010. While preneed funeral sales decreased from the prior year, our goal is for preneed funeral sales to exceed preneed maturities. For the first half of 2011, preneed funeral sales exceeded preneed deliveries by $2.5 million. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $68.2 million in net preneed funeral and cemetery merchandise and services sales (including $35.7 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2011 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $67.8 million (including $37.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
          We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and cemetery perpetual care trust earnings. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our amended $150.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future.
          In April 2011, we completed a tender offer and consent solicitation for any and all of our $200.0 million 6.25 percent senior notes due 2013. As of April 30, 2011, we purchased a total of $194.2 million in aggregate principal amount of the 6.25 percent senior notes in the offer for an aggregate purchase price (including consent payments) of $194.7 million plus $2.1 million in accrued and unpaid interest. The tender offer was funded with the net proceeds of the issuance of $200.0 million 6.50 percent senior notes due 2019 and with available cash. The remaining $5.8 million of the 6.25 percent senior notes were redeemed in May 2011 at par, plus accrued and unpaid interest. Also in April 2011, we amended our $95.0 million senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016, was increased to $150.0 million and includes a $30.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50.0 million. As a result of these debt transactions occurring during the quarter ended April 30, 2011, we recorded a $1.8 million charge for the loss on early extinguishment of debt. See Note 14 to the condensed consolidated financial statements for further information. As of April 30, 2011, we had no amounts drawn on the amended $150.0 million senior secured revolving credit facility, and our availability under the facility, after giving consideration to $7.5 million outstanding letters of credit and the $24.8 million Florida bond, was $117.7 million. We also have outstanding $131.5 million principal amount in senior convertible notes as of April 30, 2011, of which $86.4 million mature in 2014 and $45.1 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.
          We currently pay quarterly cash dividends of three cents per share on our Class A and B common stock, which amounted to $5.5 million for the six months ended April 30, 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also have a $75.0 million stock repurchase program, under which we purchased 1.5 million shares of our Class A common stock for approximately $9.4 million during the first half of fiscal 2011. In May 2011, we purchased an additional 0.2 million shares of our Class A common stock for approximately $1.2 million and currently have $11.9 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
          We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are working on several e-commerce initiatives that we expect will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed five cremation projects, and we currently have eight projects under construction with more than 20 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing.
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
Cash Flow
          Our operations provided cash of $35.7 million for the six months ended April 30, 2011, compared to $26.5 million for the same period of last year. The increase in operating cash flow is due in part to an improvement in net earnings and the timing of trust withdrawals and deposits, partially offset by an increase in net state tax payments.
          Our investing activities resulted in a net cash outflow of $0.8 million for the six months ended April 30, 2011, compared to a net cash outflow of $18.7 million for the comparable period in 2010. The change is primarily due to a $19.8 million net change related to purchases and sales of certificates of deposit. There were $10.0 million in proceeds from the sale of certificates of deposit during the first half of fiscal year 2011 compared to $10.7 million in purchases of certificates of deposit and marketable securities during the first half of fiscal year 2010. For the six months ended April 30, 2011, capital expenditures amounted to $8.8 million, which included $7.2 million for maintenance capital expenditures, $1.0 million for growth initiatives and $0.6 million related to the implementation of new business systems. For the six months ended April 30, 2010, capital expenditures were $8.4 million, which included $6.0 million for maintenance capital expenditures, $1.7 million for growth initiatives and $0.7 million related to the implementation of new business systems. We also purchased a funeral and cemetery business in the first half of fiscal year 2011 resulting in a net cash outflow of $1.8 million.
          Our financing activities resulted in a net cash outflow of $12.6 million for the six months ended April 30, 2011, compared to a net cash outflow of $6.0 million for the comparable period in 2010. The change is primarily due to $9.4 million in stock repurchases during the six months ended April 30, 2011 compared to none in the same period of 2010. This is offset by net debt proceeds of $5.8 million ($200.0 million in proceeds of long-term debt and $194.2 million in repayments of long-term debt) during the six months ended April 30, 2011 compared to $0.8 million of debt repayments in the same period of fiscal year 2010. In April 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $194.2 million of 6.25 percent senior notes due 2013, as described in Note 14 to the condensed consolidated financial statements. We also paid $4.9 million in debt refinancing costs during the six months ended April 30, 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility.
Contractual Obligations and Commercial Commitments
          We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2011.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt obligations (1)	$337.4	$5.8	$—	$86.4	$245.2
Interest on long-term debt (2)	121.9	17.2	34.5	30.4	39.8
Operating lease obligations (3)	28.5	4.3	6.0	3.1	15.1
Purchase obligations (4)	1.9	1.9	—	—	—
Non-competition and other agreements (5)	1.0	.3	.2	.3	.2

	$490.7	$29.5	$40.7	$120.2	$300.3

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of April 30, 2011.

(2)	Includes contractual interest payments for our senior convertible notes, 6.50 percent senior notes due 2019, 6.25 percent senior notes due 2013 and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 20 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments for all operating leases as of April 30, 2011 are $2.4 million, $3.7 million, $3.1 million, $2.1 million, $1.5 million and $15.7 million for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and later years, respectively.

(4)	Represents a construction contract for a funeral home currently under construction.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
          The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of April 30, 2011.

	Expiration by Period
		Less than			More than
Contingent Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Cemetery perpetual care trust funding obligations (1)	$12.6	$12.6	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	2.2	—	—	—	2.2

	$14.8	$12.6	$—	$—	$2.2

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.6 million as of April 30, 2011. As of April 30, 2011, we had net unrealized losses of $30.3 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.3 million; no charge has been recorded for these amounts as of April 30, 2011.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of April 30, 2011, we have recorded $2.2 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.
          As of April 30, 2011, our outstanding long-term debt obligations amounted to $337.4 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $45.1 million in 3.375 percent senior convertible notes due 2016, $5.8 million of 6.25 percent senior notes due 2013, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of April 30, 2011.

					Other,
	Senior				Principally
	Secured				Seller
	Revolving	Senior	Senior	Senior	Financing
	Credit	Convertible	Notes Due	Notes Due	of Acquired
Fiscal Years Ending October 31,	Facility	Notes	2013	2019	Operations	Total
2011	$—	$—	$5.8	$—	$—	$5.8
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	86.4	—	—	—	86.4
2015	—	—	—	—	—	—
Thereafter	—	45.1	—	200.0	.1	245.2

Total long-term debt	$—	$131.5	$5.8	$200.0	$.1	$337.4

We redeemed the remaining $5.8 million of the 6.25 percent senior notes in May 2011 at par.
Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements as of April 30, 2011 consist of the following items:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2010 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2010. For a discussion of fair market value as of April 30, 2011 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
          As of April 30, 2011 and October 31, 2010, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $323.5 million and $317.9 million, respectively, compared to fair values of $344.6 million and $328.3 million, respectively. Fair values were determined using quoted market prices. As of April 30, 2011, each approximate 10 percent, or 50 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $8.8 million in the fair value of these instruments. As of October 31, 2010, each approximate 10 percent, or 55 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $5.7 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
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
Changes in Internal Control over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs	plans or programs(1)
February 1, 2011 through February 28, 2011	—	$—	—	$14,394,009

March 1, 2011 through March 31, 2011	175,200	$7.27	175,200	$13,120,287

April 1, 2011 through April 30, 2011	—	$—	—	$13,120,287

Total	175,200	$7.27	175,200	$13,120,287

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007 and June 2008, resulting in a $75.0 million program. As of April 30, 2011, we had repurchased 8.9 million shares for $61.9 million at an average price of $6.95 per share and had $13.1 million remaining under this program. In May 2011, we repurchased an additional 0.2 million shares for $1.2 million at an average price of $7.67 per share and currently have $11.9 million remaining available under the program.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of February 11, 2005 by and among Stewart Enterprises, Inc., the Guarantors thereunder and U.S. Bank National Association, as Trustee, with respect to the 6.25 percent Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449)) and Supplemental Indenture dated as of April 15, 2011 by and among Stewart Enterprises, Inc., the subsidiary guarantors and U.S. Bank National Associations as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 18, 2011)

4.5	Form of 6.25 percent Senior Note due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 001-15449))

4.6	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.7	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.9	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Registration Rights Agreement dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
June 8, 2011	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Senior Vice President, Chief Financial Officer and Treasurer

June 8, 2011	/s/ ANGELA M. LACOUR
Angela M. Lacour
Vice President, Corporate Controller and Chief Accounting Officer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer