Form 10-Q
period 2011-07-31
STEWART ENTERPRISES INC
filed 2011-09-07
CIK 878522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2011, was 86,126,076 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2011	2010
Revenues:
Funeral	$68,761	$66,685
Cemetery	55,596	55,873

	124,357	122,558

Costs and expenses:
Funeral	54,380	51,938
Cemetery	48,225	48,188

	102,605	100,126

Gross profit	21,752	22,432
Corporate general and administrative expenses	(7,069)	(7,937)
Hurricane related recoveries (charges), net	12,349	(30)
Net gain on dispositions	11	—
Other operating income, net	512	607

Operating earnings	27,555	15,072
Interest expense	(5,500)	(6,184)
Loss on early extinguishment of debt	(73)	(106)
Investment and other income, net	30	62

Earnings from continuing operations before income taxes	22,012	8,844
Income taxes	10,026	2,816

Earnings from continuing operations	11,986	6,028

Discontinued operations:
Earnings from discontinued operations before income taxes	—	19
Income taxes	—	8

Earnings from discontinued operations	—	11

Net earnings	$11,986	$6,039

Basic earnings per common share:
Earnings from continuing operations	$.13	$.06
Earnings from discontinued operations	—	—

Net earnings	$.13	$.06

Diluted earnings per common share:
Earnings from continuing operations	$.13	$.06
Earnings from discontinued operations	—	—

Net earnings	$.13	$.06

Weighted average common shares outstanding (in thousands):
Basic	90,182	92,207

Diluted	90,741	92,499

Dividends declared per common share	$.035	$.03

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2011	2010
Revenues:
Funeral	$215,601	$209,465
Cemetery	167,685	165,138

	383,286	374,603

Costs and expenses:
Funeral	162,784	158,538
Cemetery	144,754	143,310

	307,538	301,848

Gross profit	75,748	72,755
Corporate general and administrative expenses	(20,358)	(20,723)
Hurricane related recoveries (charges), net	12,245	(62)
Net loss on dispositions	(389)	—
Other operating income, net	1,193	1,051

Operating earnings	68,439	53,021
Interest expense	(16,968)	(18,531)
Loss on early extinguishment of debt	(1,884)	(89)
Investment and other income, net	394	122

Earnings from continuing operations before income taxes	49,981	34,523
Income taxes	19,953	12,646

Earnings from continuing operations	30,028	21,877

Discontinued operations:
Earnings from discontinued operations before income taxes	—	65
Income taxes	—	25

Earnings from discontinued operations	—	40

Net earnings	$30,028	$21,917

Basic earnings per common share:
Earnings from continuing operations	$.33	$.24
Earnings from discontinued operations	—	—

Net earnings	$.33	$.24

Diluted earnings per common share:
Earnings from continuing operations	$.33	$.23
Earnings from discontinued operations	—	—

Net earnings	$.33	$.23

Weighted average common shares outstanding (in thousands):
Basic	90,497	92,124

Diluted	91,058	92,397

Dividends declared per common share	$.095	$.09

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,571	$56,060
Restricted cash and cash equivalents	6,250	—
Certificates of deposit and marketable securities	671	10,000
Receivables, net of allowances	59,088	51,151
Inventories	35,799	35,708
Prepaid expenses	6,838	5,479
Deferred income taxes, net	29,137	28,312
Assets held for sale	—	27

Total current assets	204,354	186,737
Receivables due beyond one year, net of allowances	65,582	67,458
Preneed funeral receivables and trust investments	417,414	414,918
Preneed cemetery receivables and trust investments	220,364	209,287
Goodwill	247,038	247,038
Cemetery property, at cost	394,813	386,004
Property and equipment, at cost:
Land	44,286	43,518
Buildings	347,708	338,237
Equipment and other	195,440	191,428

	587,434	573,183
Less accumulated depreciation	300,096	283,633

Net property and equipment	287,338	289,550
Deferred income taxes, net	83,543	98,025
Cemetery perpetual care trust investments	240,331	230,730
Non-current assets held for sale	—	1,214
Other assets	15,834	11,905

Total assets	$2,176,611	$2,142,866

(continued)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 31, 2011	October 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	22,958	24,797
Accrued payroll and other benefits	16,419	14,311
Accrued insurance	20,903	20,912
Accrued interest	4,177	4,197
Estimated obligation to fund cemetery perpetual care trust	12,407	13,253
Other current liabilities	9,869	12,132
Income taxes payable	1,754	2,533
Liabilities associated with assets held for sale	—	8

Total current liabilities	88,492	92,148
Long-term debt, less current maturities	316,848	314,027
Deferred income taxes, net	4,933	4,950
Deferred preneed funeral revenue	240,560	243,520
Deferred preneed cemetery revenue	260,088	258,044
Deferred preneed funeral and cemetery receipts held in trust	571,873	554,716
Perpetual care trusts’ corpus	239,092	229,240
Long-term liabilities associated with assets held for sale	—	714
Other long-term liabilities	19,776	20,023

Total liabilities	1,741,662	1,717,382

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 86,845,776 and 88,739,140 shares at July 31, 2011 and October 31, 2010, respectively	86,846	88,739
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2011 and October 31, 2010; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	528,643	547,319
Accumulated deficit	(184,119)	(214,147)
Accumulated other comprehensive income:
Unrealized appreciation of investments	24	18

Total accumulated other comprehensive income	24	18

Total shareholders’ equity	434,949	425,484

Total liabilities and shareholders’ equity	$2,176,611	$2,142,866

See accompanying notes to condensed consolidated financial statements

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

		Additional		Unrealized	Total
	Common	Paid-In	Accumulated	Appreciation	Shareholders’
	Stock(1)	Capital	Deficit	of Investments	Equity
Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

Comprehensive income:
Net earnings	—	—	30,028	—	30,028

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($3)	—	—	—	6	6

Total other comprehensive income	—	—	—	6	6

Total comprehensive income	—	—	30,028	6	30,034

Restricted stock activity	75	849	—	—	924
Issuance of common stock	121	575	—	—	696
Stock options exercised	258	888	—	—	1,146
Stock option expense	—	842	—	—	842
Tax benefit associated with stock activity	—	107	—	—	107
Purchase and retirement of common stock	(2,347)	(13,275)	—	—	(15,622)
Dividends ($.095 per share)	—	(8,662)	—	—	(8,662)

Balance July 31, 2011	$90,401	$528,643	$(184,119)	$24	$434,949

(1)	Amount includes 86,846 and 88,739 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2011 and October 31, 2010, respectively, and includes 3,555 shares (in thousands) of Class B common stock.
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$30,028	$21,917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss on dispositions	389	—
Loss on early extinguishment of debt	1,884	89
Premiums paid on early extinguishment of debt	(850)	—
Depreciation and amortization	20,308	19,822
Non-cash interest and amortization of discount on senior convertible notes	3,957	4,549
Provision for doubtful accounts	3,859	3,065
Share-based compensation	2,275	1,970
Excess tax benefits from share-based payment arrangements	(154)	(37)
Provision for deferred income taxes	16,566	11,082
Estimated obligation to fund cemetery perpetual care trust	72	31
Other	(206)	(557)
Changes in assets and liabilities:
Increase in receivables	(14,014)	(2,059)
Increase in prepaid expenses	(1,359)	(1,011)
(Increase) decrease in inventories and cemetery property	(2,844)	2,107
Federal income tax refunds	1,698	1,600
Decrease in accounts payable and accrued expenses	(2,029)	(5,880)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	4,683	11,313
Decrease in deferred preneed funeral revenue	(4,082)	(2,600)
Decrease in deferred preneed funeral receipts held in trust	(1,098)	(11,690)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(5,342)	287
Decrease in deferred preneed cemetery revenue	(1,503)	(5,692)
Increase in deferred preneed cemetery receipts held in trust	8,959	765
Increase (decrease) in other	(730)	74

Net cash provided by operating activities	60,467	49,145

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities	10,000	250
Purchases of restricted cash equivalents, certificates of deposit and marketable securities	(6,912)	(15,661)
Proceeds from sale of assets	332	388
Purchase of subsidiaries, net of cash acquired	(9,110)	—
Additions to property and equipment	(15,688)	(11,564)
Other	103	136

Net cash used in investing activities	(21,275)	(26,451)

Cash flows from financing activities:
Proceeds of long-term debt	200,000	—
Repayments of long-term debt	(200,004)	(18,423)
Retirement of common stock warrants	—	(2,118)
Issuance of common stock	1,386	621
Retirement of call options	—	2,370
Purchase and retirement of common stock	(15,622)	—
Debt refinancing costs	(5,933)	(38)
Dividends	(8,662)	(8,278)
Excess tax benefits from share-based payment arrangements	154	37

Net cash used in financing activities	(28,681)	(25,829)

Net increase (decrease) in cash	10,511	(3,135)
Cash and cash equivalents, beginning of period	56,060	62,808

Cash and cash equivalents, end of period	$66,571	$59,673

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$2,215	$97
Interest	$13,613	$12,686
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$456	$414
Issuance of restricted stock, net of forfeitures	$924	$600
See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation
     (a) The Company
     Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2011, the Company owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.
     (b) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Disclosures
     The information as of July 31, 2011, and for the three and nine months ended July 31, 2011 and 2010, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”).
     The October 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2010 Form 10-K.
     The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2011.
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
     (e) Share-Based Compensation
     The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2010 Form 10-K. Net earnings for the three months ended July 31, 2011 and 2010 include $281 and $265, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. Net earnings for the nine months ended July 31, 2011 and 2010 include $842 and $805, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of July 31, 2011, there was $2,656 of total unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.9 years, of which $1,046 of total stock option expense is expected for fiscal year 2011. The expense related to restricted stock is reflected in corporate

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
general and administrative expenses in the condensed consolidated statements of earnings and amounted to $333 and $205 for the three months ended July 31, 2011 and 2010, respectively, and $977 and $751 for the nine months ended July 31, 2011 and 2010, respectively. As of July 31, 2011, there was $1,134 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2011 is expected to be $1,324.
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
     The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2011:

		Weighted
	Number of Shares	Average
Grant Type	Granted	Price per Share	Vesting Period	Vesting Condition
Stock options	1,339,000	$6.25	Equal one-fourth	Service condition
			portions over 4 years

Restricted stock	520,500	$6.25	Equal one-third	Market condition
			portions over 3 years

     The fair value of the Company’s service based stock options granted in fiscal year 2011 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2011: expected dividend yield of 1.9 percent; expected volatility of 41.5 percent; risk-free interest rate of 1.9 percent; and an expected term of 4.8 years. During the nine months ended July 31, 2011, the Company granted 520,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the fiscal years 2011, 2012 and 2013. The Company records the expense over the requisite service period. The market condition related to fiscal year 2011 was achieved during the second quarter of fiscal year 2011.
     (f) Purchase and Retirement of Common Stock
     Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.
     On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. The program was increased by $25,000 in December 2007 and an additional $25,000 in June 2008 resulting in a $75,000 program. In June 2011, the program was further increased by $25,000 resulting in a $100,000 program. During the nine months ended July 31, 2011, the Company repurchased 2,347,200 shares of its Class A common stock for $15,552 at an average price of $6.63 per share. As of July 31, 2011, the Company has

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
repurchased 9,724,598 shares of its Class A common stock since the start of the program for $68,090 at an average price of $7.00 per share and has $31,910 remaining available under this program.
     (g) Dividends
     In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, the Company announced that it had increased the quarterly dividend rate to three cents per share of Class A and B common stock. In June 2011, the Company announced that it had increased the quarterly dividend rate to three and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the nine months ended July 31, 2011 and 2010, the Company paid $8,662 and $8,278, respectively, in dividends.
     (h) Receivables and Allowance for Doubtful Accounts
     The Company establishes an allowance for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of the Company’s historical collection and write-off experience. At-need funeral and other receivables are considered past due after 30 days. The Company records an allowance on its interest accruals similar to the corresponding principal aging categories. For accounts that are greater than 90 days past due, interest continues to be accrued, however, an allowance is established to fully reserve for the interest. Interest income on these receivables is recognized only to the extent the account becomes less than 90 days past due and then only on the non-reserved portion. Accounts are restored to normal accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     As of July 31, 2011 and October 31, 2010, the Company’s receivables and related allowances were as follows:

	Receivables as of July 31, 2011	Receivables as of October 31, 2010
	Ending Balance Collectively	Ending Balance Collectively
	Evaluated for Impairment	Evaluated for Impairment
Current receivables — at-need funeral	$9,172	$9,153
Current receivables — other	55,209	47,736
Receivables, due beyond one year — other	73,314	75,782
Preneed funeral receivables	42,951	42,879
Preneed cemetery receivables	30,279	31,643

Total	$210,925	$207,193

Total current receivables	64,381	56,889
Total noncurrent receivables	146,544	150,304

Total	$210,925	$207,193

     Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables, trade and other receivables and a receivable for hurricane related insurance proceeds (as discussed in Note 7).

	Allowance for Doubtful Accounts	Allowance for Doubtful Accounts
	and Cancellations as of	and Cancellations as of
	July 31, 2011	October 31, 2010
	Ending Balance Collectively	Ending Balance Collectively
	Evaluated for Impairment	Evaluated for Impairment
Current receivables — at-need funeral and other	$(5,293)	$(5,738)
Receivables, due beyond one year — other	(7,732)	(8,324)
Preneed funeral receivables	(11,576)	(11,753)
Preneed cemetery receivables	(3,683)	(4,692)

Total	$(28,284)	$(30,507)

Total current receivables	(5,293)	(5,738)
Total noncurrent receivables	(22,991)	(24,769)

Total	$(28,284)	$(30,507)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance —			Balance —
	October 31,	Charged to costs		July 31,
	2010	and expenses	Write-offs	2011
Current receivables — at-need funeral and other	$5,738	1,568	(2,013)	$5,293
Receivables, due beyond one year — other	$8,324	2,291	(2,883)	$7,732

	$14,062	3,859	(4,896)	$13,025

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
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Basis of Presentation—(Continued)
     The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis
	as of July 31, 2011
				Greater than
	1 to 30 Days	31 to 60 Days	61 to 90 Days	90 Days	Total
Receivables — at-need funeral	$5,677	$668	$298	$2,529	$9,172
Receivables — other	106,367	4,010	2,067	16,079	128,523
Preneed funeral receivables	29,351	924	507	12,169	42,951
Preneed cemetery receivables	24,508	1,113	517	4,141	30,279

	$165,903	$6,715	$3,389	$34,918	$210,925

     (i) Restricted Cash and Cash Equivalents
     In connection with its workers’ compensation and automobile liability program with its insurance carrier, the Company is required to maintain collateral in the amount of $6,250. In the past, the Company has posted letters of credit to meet the collateral requirement. In the third quarter of fiscal year 2011 in order to reduce the letter of credit fees, the Company posted cash to satisfy the collateral requirement by investing $6,250 in a money market fund comprised of short-term U.S. treasury securities. This amount is classified in the “restricted cash and cash equivalents” line in the current assets section of the condensed consolidated balance sheet as of July 31, 2011. Both methods of posting collateral are available to the Company in the future.
     (j) Reclassifications
     Certain reclassifications have been made to the 2010 condensed consolidated statements of earnings and balance sheet in order for these periods to be comparable. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or cash flows.
(2) New Accounting Principles
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning November 1, 2011. The Company is currently evaluating the impact the adoption will have on its disclosures in the notes to its consolidated financial statements.
     In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements.
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
beginning after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, which delayed the effective date of ASU No. 2010-20 for public companies with regard to the disclosures on troubled debt restructurings. The guidance was adopted by the Company as of its first fiscal quarter ended January 31, 2011. The disclosures of reporting period activity were effective for the Company’s second fiscal quarter beginning February 1, 2011. The adoption of this guidance by the Company did not have a material effect on its consolidated financial statements. See Note 1(h) for the required disclosures.
     In December 2010, the FASB issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, which corresponds to the Company’s first fiscal quarter beginning November 1, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     In April 2011, the FASB issued ASU No. 2011-02, which clarifies the guidance for identifying restructuring of receivables that constitute a troubled debt restructuring for a creditor. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption, which corresponds to the Company’s fourth fiscal quarter beginning August 1, 2011. The Company believes the adoption of this guidance will have no impact on its consolidated financial statements.
     In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s second fiscal quarter beginning February 1, 2012. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
(3) Preneed Funeral Activities
     The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.
Preneed Funeral Receivables and Trust Investments
     Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2011 and October 31, 2010 are as follows:

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)

	July 31,	October 31,
	2011	2010
Trust assets	$386,039	$383,792
Receivables from customers	42,951	42,879

	428,990	426,671
Allowance for cancellations	(11,576)	(11,753)

Preneed funeral receivables and trust investments	$417,414	$414,918

     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2011 are detailed below.

	July 31, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$18,650	$—	$—	$18,650
U.S. Government, agencies and municipalities	1,718	58	—	1,776
Corporate bonds	25,396	1,590	—	26,986
Preferred stocks	37,232	195	(2,234)	35,193
Common stocks	226,684	2,404	(85,637)	143,451
Mutual funds:
Equity	19,148	1,179	(1,294)	19,033
Fixed income	100,439	1,485	(793)	101,131
Commodity	9,484	1	(379)	9,106
Real estate investment trusts	15,076	505	(26)	15,555
Master limited partnerships	136	1	—	137
Insurance contracts and other long-term investments	13,822	55	—	13,877

Trust investments	$467,785	$7,473	$(90,363)	$384,895

Market value as a percentage of cost					82.3%

Accrued investment income				1,144

Trust assets				$386,039

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$26,118	$—	$—	$26,118
U.S. Government, agencies and municipalities	2,224	84	(1)	2,307
Corporate bonds	44,077	2,887	(1)	46,963
Preferred stocks	56,297	356	(2,220)	54,433
Common stocks	234,946	925	(91,593)	144,278
Mutual funds:
Equity	27,154	185	(2,936)	24,403
Fixed income	53,444	1,718	(767)	54,395
Commodity	13,572	1,968	—	15,540
Insurance contracts and other long-term investments	14,171	146	(98)	14,219

Trust investments	$472,003	$8,269	$(97,616)	$382,656

Market value as a percentage of cost					81.1%

Accrued investment income				1,136

Trust assets				$383,792

     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2011
Due in one year or less	$2,088
Due in one to five years	19,886
Due in five to ten years	6,771
Thereafter	17

$28,762

     The Company is actively managing a covered call program on its equity securities within the preneed funeral merchandise and services trusts in order to provide an opportunity for additional income. As of July 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $63 and $311, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended July 31, 2011 and 2010, the Company realized trust earnings of approximately $75 and $46, respectively, related to the covered call program. For the nine months ended July 31, 2011 and 2010, the Company realized trust losses of $152 and $207, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings as the underlying contracts are delivered. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $1,983 and $3,739 for the nine months ended July 31, 2011 and 2010, respectively.
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
     The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2011	$314,664	$63,955	$6,276	$384,895
Trust investments—October 31, 2010	$272,173	$103,703	$6,780	$382,656
     In connection with its revised investment policy, during the nine months ended July 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in fixed income securities and real estate investment trusts.
     The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Fair market value, beginning balance	$6,129	$7,878	$6,780	$8,662
Total unrealized losses included in other comprehensive income (1)	(590)	(130)	(590)	(1,060)
Distributions and other, net	737	55	86	201

Fair market value, ending balance	$6,276	$7,803	$6,276	$7,803

(1)	All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Purchases	$45,026	$12,117	$117,074	$27,675
Sales	48,397	8,609	119,026	31,037
Realized gains from sales of investments	3,058	260	7,467	1,697
Realized losses from sales of investments and other	(1,335)	(3,729)	(2,015)	(4,783)
Interest income, dividends and other ordinary income	3,107	2,851	9,920	7,738
Deposits (1)	5,770	6,404	15,800	20,009
Withdrawals (1)	10,017	10,187	32,332	32,234

(1)	The Company historically sold a significant portion of its preneed funeral sales through trust. Over time, the mix has shifted to a more significant portion being sold through insurance, particularly in states where the trusting requirements are high.
     The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2011 and October 31, 2010.

	July 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Preferred stocks	$—	$—	$22,785	$(2,234)	$22,785	$(2,234)
Common stocks	665	(54)	128,155	(85,583)	128,820	(85,637)
Mutual funds:
Equity	—	—	8,208	(1,294)	8,208	(1,294)
Fixed income	19,874	(60)	13,688	(733)	33,562	(793)
Commodity	9,072	(379)	—	—	9,072	(379)
Real estate investment trusts	2,279	(26)	—	—	2,279	(26)

Total	$31,890	$(519)	$172,836	$(89,844)	$204,726	$(90,363)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	896	(1)	—	—	896	(1)
Preferred stocks	49	(1)	35,205	(2,219)	35,254	(2,220)
Common stocks	(17)	(136)	136,483	(91,457)	136,466	(91,593)
Mutual funds:
Equity	—	—	20,298	(2,936)	20,298	(2,936)
Fixed income	3,575	(3)	4,550	(764)	8,125	(767)
Insurance contracts and other long-term investments	—	—	—	(98)	—	(98)

Total	$4,503	$(141)	$196,557	$(97,475)	$201,060	$(97,616)

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(3) Preneed Funeral Activities—(Continued)
     The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2011, 95 percent, or $85,637, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses realized by preneed funeral trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(4) Preneed Cemetery Merchandise and Service Activities
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2011 and October 31, 2010 are as follows:

	July 31,	October 31,
	2011	2010
Trust assets	$193,768	$182,336
Receivables from customers	30,279	31,643

	224,047	213,979
Allowance for cancellations	(3,683)	(4,692)

Preneed cemetery receivables and trust investments	$220,364	$209,287

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2011 are detailed below.

	July 31, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$9,138	$—	$—	$9,138
U.S. Government, agencies and municipalities	2,085	88	—	2,173
Corporate bonds	2,657	147	(1)	2,803
Preferred stocks	14,132	18	(1,167)	12,983
Common stocks	117,630	2,233	(43,365)	76,498
Mutual funds:
Equity	22,001	102	(5,291)	16,812
Fixed income	54,806	718	(66)	55,458
Commodity	6,157	2	(247)	5,912
Real estate investment trusts	10,310	428	—	10,738
Master limited partnerships	97	6	—	103
Other long-term investments	581	5	—	586

Trust investments	$239,594	$3,747	$(50,137)	$193,204

Market value as a percentage of cost					80.6%

Accrued investment income				564

Trust assets				$193,768

     The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$12,719	$—	$—	$12,719
U.S. Government, agencies and municipalities	5,655	667	(2)	6,320
Corporate bonds	11,790	950	(13)	12,727
Preferred stocks	20,132	139	(1,182)	19,089
Common stocks	122,529	1,223	(45,792)	77,960
Mutual funds:
Equity	30,291	50	(6,978)	23,363
Fixed income	21,405	660	(6)	22,059
Commodity	6,521	966	—	7,487
Other long-term investments	592	3	—	595

Trust investments	$231,634	$4,658	$(53,973)	$182,319

Market value as a percentage of cost					78.7%

Accrued investment income				470
Less trust investments of assets held for sale				(453)

Trust assets				$182,336

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)     Preneed Cemetery Merchandise and Service Activities—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2011
Due in one year or less	$529
Due in one to five years	1,814
Due in five to ten years	2,164
Thereafter	469

$4,976

     The Company is actively managing a covered call program on its equity securities within the preneed cemetery merchandise and services trusts in order to provide an opportunity for additional income. As of July 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $61 and $128, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended July 31, 2011 and 2010, the Company realized trust earnings of approximately $61 and $9, respectively, related to the covered call program. For the nine months ended July 31, 2011 and 2010, the Company realized trust losses of $69 and $205, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings as the underlying contracts are delivered. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $732 and $2,823 for the nine months ended July 31, 2011 and 2010, respectively.
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
     There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.
     The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2011	$175,125	$18,079	$—	$193,204
Trust investments—October 31, 2010	$144,048	$38,271	$—	$182,319
     In connection with its revised investment policy, during the nine months ended July 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)     Preneed Cemetery Merchandise and Service Activities—(Continued)
several Level 1 investments such as highly diversified mutual funds invested in fixed income securities and real estate investment trusts.
     Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Purchases	$27,460	$9,739	$79,354	$20,874
Sales	27,557	3,054	75,330	15,823
Realized gains from sales of investments	2,165	170	5,488	1,429
Realized losses from sales of investments and other	(658)	(281)	(1,207)	(1,799)
Interest income, dividends and other ordinary income	1,897	1,461	5,307	3,851
Deposits	4,451	4,303	12,459	13,779
Withdrawals	5,341	4,472	14,813	13,201
     The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2011 and October 31, 2010.

	July 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$73	$(1)	$5	$—	$78	$(1)
Preferred stocks	—	—	10,189	(1,167)	10,189	(1,167)
Common stocks	3,415	(419)	59,177	(42,946)	62,592	(43,365)
Mutual funds:
Equity	—	—	15,215	(5,291)	15,215	(5,291)
Fixed income	16,281	(34)	6,404	(32)	22,685	(66)
Commodity	5,844	(247)	—	—	5,844	(247)

Total	$25,613	$(701)	$90,990	$(49,436)	$116,603	$(50,137)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$517	$(2)	$—	$—	$517	$(2)
Corporate bonds	627	(6)	493	(7)	1,120	(13)
Preferred stocks	—	—	15,206	(1,182)	15,206	(1,182)
Common stocks	1,957	(139)	66,544	(45,653)	68,501	(45,792)
Mutual funds:
Equity	—	—	22,582	(6,978)	22,582	(6,978)
Fixed income	2,677	(3)	16	(3)	2,693	(6)

Total	$5,778	$(150)	$104,841	$(53,823)	$110,619	$(53,973)

     The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2011, 97 percent, or $48,656, were generated

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(4)     Preneed Cemetery Merchandise and Service Activities—(Continued)
by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future preneed sales and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements for distributable income. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses realized by preneed cemetery trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to individual contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.
     Cash flows from preneed cemetery merchandise and services contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.
(5) Cemetery Interment Rights and Perpetual Care Trusts
     Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,988 and $2,186 for the three months ended July 31, 2011 and 2010, respectively, and $5,981 and $6,005 for the nine months ended July 31, 2011 and 2010, respectively.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)     Preneed Cemetery Merchandise and Service Activities—(Continued)
     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2011 are detailed below.

	July 31, 2011
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$7,167	$—	$—	$7,167
U.S. Government, agencies and municipalities	7,602	285	(62)	7,825
Corporate bonds	31,117	1,265	(798)	31,584
Preferred stocks	35,959	75	(5,612)	30,422
Common stocks	89,025	1,464	(34,910)	55,579
Mutual funds:
Equity	6,153	57	(583)	5,627
Fixed income	84,419	1,162	(1,362)	84,219
Commodity	7	4	—	11
Real estate investment trusts	7,834	186	(14)	8,006
Master limited partnerships	9,244	—	(265)	8,979
Other long-term investments	240	—	(103)	137

Trust investments	$278,767	$4,498	$(43,709)	$239,556

Market value as a percentage of cost					85.9%

Accrued investment income				775

Trust assets				$240,331

     The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2010 are detailed below.

	October 31, 2010
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Market
Cash, money market and other short- term investments	$32,403	$—	$—	$32,403
U.S. Government, agencies and municipalities	8,006	196	(54)	8,148
Corporate bonds	31,086	1,334	(825)	31,595
Preferred stocks	56,807	257	(6,376)	50,688
Common stocks	90,284	1,042	(36,496)	54,830
Mutual funds:
Equity	5,783	49	(662)	5,170
Fixed income	46,646	878	(304)	47,220
Other long-term investments	401	2	(79)	324

Trust investments	$271,416	$3,758	$(44,796)	$230,378

Market value as a percentage of cost					84.9%

Accrued investment income				630
Less trust investments of assets held for sale				(278)

Trust assets				$230,730

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5)     Cemetery Interment Rights and Perpetual Care Trusts—(Continued)
     The estimated maturities and market values of debt securities included above are as follows:

July 31, 2011
Due in one year or less	$5,411
Due in one to five years	18,124
Due in five to ten years	10,634
Thereafter	5,240

$39,409

     The Company is actively managing a covered call program on its equity securities within the cemetery perpetual care trusts in order to provide an opportunity for additional income. As of July 31, 2011 and October 31, 2010, the Company had outstanding covered calls with a market value of $31 and $111, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended July 31, 2011 and 2010, the Company realized trust earnings of approximately $37 and $5, respectively, related to the covered call program. For the nine months ended July 31, 2011 and 2010, the Company realized trust losses of approximately $81 and $178, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued. These underlying securities appreciated in value by $700 and $1,905 for the nine months ended July 31, 2011 and 2010, respectively.
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
     The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Market
	(Level 1)	(Level 2)	(Level 3)	Value
Trust investments—July 31, 2011	$169,588	$69,831	$137	$239,556
Trust investments—October 31, 2010	$139,774	$90,431	$173	$230,378
     In connection with its revised investment policy, during the nine months ended July 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts —(Continued)
several Level 1 investments such as highly diversified mutual funds invested in fixed income securities, master limited partnerships and real estate investment trusts.
     The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Fair market value, beginning balance	$140	$250	$173	$226
Total unrealized losses included in other comprehensive income(1)	(24)	(3)	(24)	(3)
Transfers out of Level 3 category and other	21	69	(12)	93

Fair market value, ending balance	$137	$316	$137	$316

(1)	All gains (losses) recognized in other comprehensive income for perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.
     In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes net capital losses (i.e., losses in excess of capital gains) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2011 and October 31, 2010, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,407 and $13,253, respectively. The Company recorded an additional $72 for the estimated probable funding obligation for the nine months ended July 31, 2011. The Company had earnings of $225 and $918 for the three and nine months ended July 31, 2011, respectively, within the trusts that it did not withdraw in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,002; no charge has been recorded for these amounts as of July 31, 2011.
     Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Purchases	$29,705	$21,806	$110,949	$60,908
Sales	27,560	35,931	80,094	78,016
Realized gains from sales of investments	1,112	945	2,044	5,228
Realized losses from sales of investments and other	(72)	(81)	(510)	(899)
Interest income, dividends and other ordinary income	2,171	2,072	7,495	6,410
Deposits	2,024	1,691	5,424	5,424
Withdrawals	1,374	1,838	5,018	4,847
     During the three months ended July 31, 2011 and 2010, cemetery revenues were $55,596 and $55,873, respectively, of which $2,334 and $1,466, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2011 and 2010, cemetery revenues were $167,685 and $165,138, respectively, of which $6,640 and $6,110, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and costs.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(5) Cemetery Interment Rights and Perpetual Care Trusts — (Continued)
     The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2011 and October 31, 2010.

	July 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$1,398	$(7)	$76	$(55)	$1,474	$(62)
Corporate bonds	4,316	(93)	859	(705)	5,175	(798)
Preferred stocks	—	—	23,817	(5,612)	23,817	(5,612)
Common stocks	663	(68)	51,533	(34,842)	52,196	(34,910)
Mutual funds:
Equity	3,002	(124)	2,167	(459)	5,169	(583)
Fixed income	24,341	(1,086)	13,189	(276)	37,530	(1,362)
Real estate investment trusts	1,476	(14)	—	—	1,476	(14)
Master limited partnerships	8,979	(265)	—	—	8,979	(265)
Other long-term investments	—	—	64	(103)	64	(103)

Total	$44,175	$(1,657)	$91,705	$(42,052)	$135,880	$(43,709)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government, agencies and municipalities	$269	$(1)	$105	$(53)	$374	$(54)
Corporate bonds	2,786	(15)	682	(810)	3,468	(825)
Preferred stocks	—	—	32,747	(6,376)	32,747	(6,376)
Common stocks	717	(161)	51,334	(36,335)	52,051	(36,496)
Mutual funds:
Equity	—	—	4,674	(662)	4,674	(662)
Fixed income	14,850	(15)	1,076	(289)	15,926	(304)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$18,622	$(192)	$90,706	$(44,604)	$109,328	$(44,796)

     The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For each of these securities, the Company evaluates consensus analyst recommendations, ratings from established ratings agencies, concerns specific to the issuer of the securities and overall market performance. Of the total unrealized losses at July 31, 2011, 93 percent, or $40,522, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes these investments will recover in value and that it has sufficient liquidity from cash and cash equivalents within the trusts, cash deposits of future sales of property interment rights and cash received from ordinary income to fund future services and allow the Company to hold these investments until they recover in value.
     Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus
     The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at July 31, 2011 are as follows:

	Deferred Receipts Held in Trust
	Preneed	Preneed
	Funeral	Cemetery	Total
Trust assets at market value	$386,039	$193,768	$579,807
Less:
Pending withdrawals	(6,193)	(5,346)	(11,539)
Pending deposits	1,952	1,653	3,605

Deferred receipts held in trust	$381,798	$190,075	$571,873

     The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at July 31, 2011 are as follows:

Perpetual Care
Trusts’ Corpus
Trust assets at market value	$240,331
Less:
Pending withdrawals	(1,854)
Pending deposits	615

Perpetual care trusts’ corpus	$239,092

Investment and other income, net
     The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2011 and 2010 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Realized gains from sales of investments	$6,335	$1,375	$14,999	$8,354
Realized losses from sales of investments and other	(2,065)	(4,091)	(3,732)	(7,481)
Interest income, dividends and other ordinary income	7,175	6,384	22,722	17,999
Trust expenses and income taxes	(2,808)	(2,223)	(7,737)	(7,363)

Net trust investment income	8,637	1,445	26,252	11,509
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(6,319)	758	(19,876)	(3,238)
Reclassification to perpetual care trusts’ corpus	(2,318)	(2,203)	(6,376)	(8,271)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	30	62	394	122

Total investment and other income, net	$30	$62	$394	$122

(1)	Investment and other income, net generally consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the nine months ended July 31, 2011, the balance

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(6)   Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

includes approximately $327 of interest income related to the recent resolution of an audit by the Internal Revenue Service.
(7) Commitments and Contingencies
Litigation
     The Company was unable to finalize its negotiations with its insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. In 2007, the carrier advanced an additional $1,100, which the Company did not record as income but as a liability pending the resolution of the ongoing litigation. In August 2011, the insurance litigation was settled, and the Company will receive $11,325 in additional insurance proceeds. As of July 31, 2011, the Company recorded these insurance proceeds and the $1,100 received in 2007 discussed above in the “hurricane related recoveries (charges), net” line in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2011. The Company also recorded the $11,325 in insurance proceeds in current receivables in the condensed consolidated balance sheet as of July 31, 2011.
     The Company is a defendant in a variety of litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.
Other Commitments and Contingencies
     In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of July 31, 2011, the Company had $12,407 recorded as a liability for an estimated probable funding obligation. As of July 31, 2011, the Company had net unrealized losses of approximately $34,730 in the cemetery perpetual care trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.
     From time to time, unidentified contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered. Using historical trends and statistical analyses, the Company has recorded an estimated net liability for these items of approximately $2.0 million and $3.0 million as of July 31, 2011 and October 31, 2010, respectively.
     The Company is required to maintain a bond ($23,456 as of July 31, 2011) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2011
Earnings from continuing operations	$11,986
Allocation of earnings to nonvested restricted stock	(103)
Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,883	90,182	$.13

Effect of dilutive securities:
Stock options assumed exercised		559

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$11,883	90,741	$.13

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Three Months Ended July 31, 2010
Earnings from continuing operations	$6,028
Allocation of earnings to nonvested restricted stock	(63)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$5,965	92,207	$.06

Effect of dilutive securities:
Stock options assumed exercised		292

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$5,965	92,499	$.06

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2011
Earnings from continuing operations	$30,028
Allocation of earnings to nonvested restricted stock	(263)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$29,765	90,497	$.33

Effect of dilutive securities:
Stock options assumed exercised		561

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$29,765	91,058	$.33

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Data
Nine Months Ended July 31, 2010
Earnings from continuing operations	$21,877
Allocation of earnings to nonvested restricted stock	(226)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$21,651	92,124	$.24

Effect of dilutive securities:
Stock options assumed exercised		273

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$21,651	92,397	$.23

     During the three months ended July 31, 2011, options to purchase 435,253 shares of common stock at prices ranging from $7.57 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended July 31, 2011 exclude the effect of approximately 1,086,000 options because such options were not dilutive. These options expire between January 8, 2014 and July 2, 2018.
     During the nine months ended July 31, 2011, options to purchase 500,573 shares of common stock at prices ranging from $7.31 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. These options expire between January 8, 2014 and July 2, 2018.
     Options to purchase 1,149,289 shares of common stock at prices ranging from $6.33 to $8.47 per share for the three months ended July 31, 2010 and options to purchase 1,273,571 shares of common stock at prices ranging from $5.84 to $8.47 per share for the nine months ended July 31, 2010 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the three and nine months ended July 31, 2010 exclude the effect of approximately 943,495 and 2,750 options, respectively, because such options were not dilutive.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)
     For the three and nine months ended July 31, 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three and nine months ended July 31, 2010, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions required for vesting for the respective grants were not achieved during those periods.
     For the three and nine months ended July 31, 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the three and nine months ended July 31, 2011 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the three and nine months ended July 31, 2010, a maximum of 14,640,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 11,712,080 shares of Class A common stock under the associated common stock warrants were also not dilutive.
     The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2011, the Chairman of the Company’s Board of Directors, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.
(9) Segment Data
     The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and nine months ended July 31, 2011 and 2010 for the Company’s continuing operations only. Prior period data has been retrospectively adjusted to conform to this presentation.

	Total Revenue		Total Revenue
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Funeral	$64,846	$63,069	$203,254	$197,447
Cemetery(1)	53,544	54,023	161,370	159,603
Corporate Trust Management(2)	5,967	5,466	18,662	17,553

Total	$124,357	$122,558	$383,286	$374,603

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)

	Total Gross Profit		Total Gross Profit
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Funeral	$10,703	$11,327	$41,139	$39,527
Cemetery(1)	5,544	6,025	17,255	16,893
Corporate Trust Management(2)	5,505	5,080	17,354	16,335

Total	$21,752	$22,432	$75,748	$72,755

	Net Total Preneed Merchandise		Net Total Preneed Merchandise
	and Service Sales(3)		and Service Sales(3)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Funeral	$26,283	$25,526	$70,287	$70,821
Cemetery	13,162	12,975	37,380	35,513

Total	$39,445	$38,501	$107,667	$106,334

(1)	Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $1,988 and $2,186 for the three months ended July 31, 2011 and 2010, respectively, and $5,981 and $6,005 for the nine months ended July 31, 2011 and 2010, respectively.

(2)	Corporate trust management consists of trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2011 and 2010 were $1,201 and $1,107, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended July 31, 2011 and 2010 were $2,714 and $2,509, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2011 and 2010 were $1,349 and $1,197, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended July 31, 2011 and 2010 were $703 and $653, respectively.

Trust management fees included in funeral revenue for the nine months ended July 31, 2011 and 2010 were $3,614 and $3,369, respectively, and funeral trust earnings for the nine months ended July 31, 2011 and 2010 were $8,733 and $8,648, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2011 and 2010 were $4,000 and $3,621, respectively, and cemetery trust earnings for the nine months ended July 31, 2011 and 2010 were $2,315 and $1,915, respectively.

(3)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Segment Data—(Continued)
     A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and nine months ended July 31, 2011 and 2010 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Gross profit for reportable segments	$21,752	$22,432	$75,748	$72,755
Corporate general and administrative expenses	(7,069)	(7,937)	(20,358)	(20,723)
Hurricane related recoveries (charges), net	12,349	(30)	12,245	(62)
Net gain (loss) on dispositions	11	—	(389)	—
Other operating income, net	512	607	1,193	1,051
Interest expense	(5,500)	(6,184)	(16,968)	(18,531)
Loss on early extinguishment of debt	(73)	(106)	(1,884)	(89)
Investment and other income, net	30	62	394	122

Earnings from continuing operations before income taxes	$22,012	$8,844	$49,981	$34,523

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Supplementary Information
     The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2011 and 2010.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Service revenue
Funeral	$47,078	$45,050	$146,096	$135,568
Cemetery	14,642	14,272	45,266	45,081

	61,720	59,322	191,362	180,649
Merchandise revenue
Funeral	19,816	19,884	63,808	68,838
Cemetery	37,479	38,035	112,031	108,777

	57,295	57,919	175,839	177,615
Other revenue
Funeral	1,867	1,751	5,697	5,059
Cemetery	3,475	3,566	10,388	11,280

	5,342	5,317	16,085	16,339

Total revenue	$124,357	$122,558	$383,286	$374,603

Service costs
Funeral	$16,722	$15,609	$48,838	$44,966
Cemetery	11,313	10,455	32,084	30,810

	28,035	26,064	80,922	75,776
Merchandise costs
Funeral	13,414	13,236	41,650	42,270
Cemetery	23,197	23,299	69,981	69,654

	36,611	36,535	111,631	111,924
Facility expenses
Funeral	24,244	23,093	72,296	71,302
Cemetery	13,715	14,434	42,689	42,846

	37,959	37,527	114,985	114,148

Total costs	$102,605	$100,126	$307,538	$301,848

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
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes
     The following tables present the condensed consolidating historical financial statements as of July 31, 2011 and October 31, 2010 and for the three and nine months ended July 31, 2011 and 2010, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,745	$5,016	$—	$68,761
Cemetery	—	49,599	5,997	—	55,596

	—	113,344	11,013	—	124,357

Costs and expenses:
Funeral	—	51,102	3,278	—	54,380
Cemetery	—	43,764	4,461	—	48,225

	—	94,866	7,739	—	102,605

Gross profit	—	18,478	3,274	—	21,752
Corporate general and administrative expenses	(7,069)	—	—	—	(7,069)
Hurricane related recoveries, net	4,174	6,683	1,492	—	12,349
Net gain on dispositions	—	11	—	—	11
Other operating income, net	13	419	80	—	512

Operating earnings (loss)	(2,882)	25,591	4,846	—	27,555
Interest expense	(764)	(4,247)	(489)	—	(5,500)
Loss on early extinguishment of debt	(73)	—	—	—	(73)
Investment and other income, net	30	—	—	—	30
Equity in subsidiaries	12,521	218	—	(12,739)	—

Earnings before income taxes	8,832	21,562	4,357	(12,739)	22,012
Income tax expense (benefit)	(3,154)	11,485	1,695	—	10,026

Net earnings	11,986	10,077	2,662	(12,739)	11,986
Other comprehensive loss, net	(3)	—	(3)	3	(3)

Comprehensive income	$11,983	$10,077	$2,659	$(12,736)	$11,983

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$61,904	$4,781	$—	$66,685
Cemetery	—	50,435	5,438	—	55,873

	—	112,339	10,219	—	122,558

Costs and expenses:
Funeral	—	48,586	3,352	—	51,938
Cemetery	—	43,741	4,447	—	48,188

	—	92,327	7,799	—	100,126

Gross profit	—	20,012	2,420	—	22,432
Corporate general and administrative expenses	(7,937)	—	—	—	(7,937)
Hurricane related charges, net	(30)	—	—	—	(30)
Other operating income, net	18	547	42	—	607

Operating earnings (loss)	(7,949)	20,559	2,462	—	15,072
Interest expense	(690)	(5,025)	(469)	—	(6,184)
Loss on early extinguishment of debt	(106)	—	—	—	(106)
Investment and other income, net	62	—	—	—	62
Equity in subsidiaries	9,171	413	—	(9,584)	—

Earnings from continuing operations before income taxes	488	15,947	1,993	(9,584)	8,844
Income tax expense (benefit)	(5,551)	7,058	1,309	—	2,816

Earnings from continuing operations	6,039	8,889	684	(9,584)	6,028
Discontinued operations:
Earnings from discontinued operations before income taxes	—	19	—	—	19
Income taxes	—	8	—	—	8

Earnings from discontinued operations	—	11	—	—	11

Net earnings	6,039	8,900	684	(9,584)	6,039
Other comprehensive income, net	12	—	12	(12)	12

Comprehensive income	$6,051	$8,900	$696	$(9,596)	$6,051

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$200,353	$15,248	$—	$215,601
Cemetery	—	149,980	17,705	—	167,685

	—	350,333	32,953	—	383,286

Costs and expenses:
Funeral	—	152,849	9,935	—	162,784
Cemetery	—	131,239	13,515	—	144,754

	—	284,088	23,450	—	307,538

Gross profit	—	66,245	9,503	—	75,748
Corporate general and administrative expenses	(20,358)	—	—	—	(20,358)
Hurricane related recoveries, net	4,070	6,683	1,492	—	12,245
Net loss on dispositions	—	(389)	—	—	(389)
Other operating income, net	141	853	199	—	1,193

Operating earnings (loss)	(16,147)	73,392	11,194	—	68,439
Interest expense	(2,599)	(12,968)	(1,401)	—	(16,968)
Loss on early extinguishment of debt	(1,884)	—	—	—	(1,884)
Investment and other income, net	394	—	—	—	394
Equity in subsidiaries	37,528	605	—	(38,133)	—

Earnings before income taxes	17,292	61,029	9,793	(38,133)	49,981
Income tax expense (benefit)	(12,736)	26,149	6,540	—	19,953

Net earnings	30,028	34,880	3,253	(38,133)	30,028
Other comprehensive income, net	6	—	6	(6)	6

Comprehensive income	$30,034	$34,880	$3,259	$(38,139)	$30,034

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$195,008	$14,457	$—	$209,465
Cemetery	—	147,981	17,157	—	165,138

	—	342,989	31,614	—	374,603

Costs and expenses:
Funeral	—	148,257	10,281	—	158,538
Cemetery	—	129,447	13,863	—	143,310

	—	277,704	24,144	—	301,848

Gross profit	—	65,285	7,470	—	72,755
Corporate general and administrative expenses	(20,723)	—	—	—	(20,723)
Hurricane related recoveries (charges), net	(117)	—	55	—	(62)
Other operating income, net	60	839	152	—	1,051

Operating earnings (loss)	(20,780)	66,124	7,677	—	53,021
Interest expense	(1,172)	(15,923)	(1,436)	—	(18,531)
Loss on early extinguishment of debt	(89)	—	—	—	(89)
Investment and other income, net	121	1	—	—	122
Equity in subsidiaries	32,668	658	—	(33,326)	—

Earnings from continuing operations before income taxes	10,748	50,860	6,241	(33,326)	34,523
Income tax expense (benefit)	(11,169)	21,126	2,689	—	12,646

Earnings from continuing operations	21,917	29,734	3,552	(33,326)	21,877
Discontinued operations:
Earnings from discontinued operations before income taxes	—	65	—	—	65
Income taxes	—	25	—	—	25

Earnings from discontinued operations	—	40	—	—	40

Net earnings	21,917	29,774	3,552	(33,326)	21,917
Other comprehensive income, net	12	—	12	(12)	12

Comprehensive income	$21,929	$29,774	$3,564	$(33,338)	$21,929

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	July 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$51,448	$13,962	$1,161	$—	$66,571
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Certificates of deposit and marketable securities	—	—	671	—	671
Receivables, net of allowances	5,897	45,225	7,966	—	59,088
Inventories	333	32,909	2,557	—	35,799
Prepaid expenses	1,572	3,353	1,913	—	6,838
Deferred income taxes, net	15,001	11,337	2,799	—	29,137
Intercompany receivables	2,895	—	—	(2,895)	—

Total current assets	83,396	106,786	17,067	(2,895)	204,354
Receivables due beyond one year, net of allowances	—	53,657	11,925	—	65,582
Preneed funeral receivables and trust investments	—	407,800	9,614	—	417,414
Preneed cemetery receivables and trust investments	—	212,993	7,371	—	220,364
Goodwill	—	227,203	19,835	—	247,038
Cemetery property, at cost	—	358,554	36,259	—	394,813
Property and equipment, at cost	58,623	486,171	42,640	—	587,434
Less accumulated depreciation	44,461	236,850	18,785	—	300,096

Net property and equipment	14,162	249,321	23,855	—	287,338
Deferred income taxes, net	3,096	76,046	4,401		83,543
Cemetery perpetual care trust investments	—	227,428	12,903	—	240,331
Other assets	9,891	4,913	1,030	—	15,834
Intercompany receivables	688,801	—	—	(688,801)	—
Equity in subsidiaries	13,893	9,493	—	(23,386)	—

Total assets	$813,239	$1,934,194	$144,260	$(715,082)	$2,176,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,085	68,890	4,512	—	88,487
Intercompany payables	—	—	2,895	(2,895)	—

Total current liabilities	15,090	68,890	7,407	(2,895)	88,492
Long-term debt, less current maturities	316,848	—	—	—	316,848
Deferred income taxes, net	—	4,353	580	—	4,933
Intercompany payables	—	672,881	15,920	(688,801)	—
Deferred preneed funeral revenue	—	193,908	46,652	—	240,560
Deferred preneed cemetery revenue	—	230,762	29,326	—	260,088
Deferred preneed funeral and cemetery receipts held in trust	—	563,804	8,069	—	571,873
Perpetual care trusts’ corpus	—	226,203	12,889	—	239,092
Other long-term liabilities	18,720	1,025	31	—	19,776
Negative equity in subsidiaries	27,632	—	—	(27,632)	—

Total liabilities	378,290	1,961,826	120,874	(719,328)	1,741,662

Common stock	90,401	102	376	(478)	90,401
Other	344,524	(27,734)	22,986	4,748	344,524
Accumulated other comprehensive income	24	—	24	(24)	24

Total shareholders’ equity	434,949	(27,632)	23,386	4,246	434,949

Total liabilities and shareholders’ equity	$813,239	$1,934,194	$144,260	$(715,082)	$2,176,611

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Balance Sheets

	October 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48,270	$6,055	$1,735	$—	$56,060
Certificates of deposit and marketable securities	10,000	—	—	—	10,000
Receivables, net of allowances	3,685	40,698	6,768	—	51,151
Inventories	329	32,779	2,600	—	35,708
Prepaid expenses	1,292	2,589	1,598	—	5,479
Deferred income taxes, net	13,835	11,604	2,873	—	28,312
Assets held for sale	—	27	—	—	27
Intercompany receivables	7,782	—	—	(7,782)	—

Total current assets	85,193	93,752	15,574	(7,782)	186,737
Receivables due beyond one year, net of allowances	1,973	53,683	11,802	—	67,458
Preneed funeral receivables and trust investments	—	405,296	9,622	—	414,918
Preneed cemetery receivables and trust investments	—	201,960	7,327	—	209,287
Goodwill	—	227,203	19,835	—	247,038
Cemetery property, at cost	—	349,252	36,752	—	386,004
Property and equipment, at cost	56,964	474,538	41,681	—	573,183
Less accumulated depreciation	40,837	225,118	17,678	—	283,633

Net property and equipment	16,127	249,420	24,003	—	289,550
Deferred income taxes, net	16,620	75,449	5,956	—	98,025
Cemetery perpetual care trust investments	—	217,743	12,987	—	230,730
Non-current assets held for sale	—	1,214	—	—	1,214
Other assets	6,096	4,772	1,037	—	11,905
Intercompany receivables	693,981	—	—	(693,981)	—
Equity in subsidiaries	15,612	8,888	—	(24,500)	—

Total assets	$835,602	$1,888,632	$144,895	$(726,263)	$2,142,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	15,524	70,740	5,871	—	92,135
Liabilities associated with assets held for sale	—	8	—	—	8
Intercompany payables	—	—	7,782	(7,782)	—

Total current liabilities	15,529	70,748	13,653	(7,782)	92,148
Long-term debt, less current maturities	314,027	—	—	—	314,027
Deferred income taxes, net	—	4,950	—	—	4,950
Intercompany payables	—	683,501	10,480	(693,981)	—
Deferred preneed funeral revenue	—	197,148	46,372	—	243,520
Deferred preneed cemetery revenue	—	228,908	29,136	—	258,044
Deferred preneed funeral and cemetery receipts held in trust	—	546,876	7,840	—	554,716
Perpetual care trusts’ corpus	—	216,379	12,861	—	229,240
Long-term liabilities associated with assets held for sale	—	714	—	—	714
Other long-term liabilities	18,050	1,920	53	—	20,023
Negative equity in subsidiaries	62,512	—	—	(62,512)	—

Total liabilities	410,118	1,951,144	120,395	(764,275)	1,717,382

Common stock	92,294	102	376	(478)	92,294
Other	333,172	(62,614)	24,106	38,508	333,172
Accumulated other comprehensive income	18	—	18	(18)	18

Total shareholders’ equity	425,484	(62,512)	24,500	38,012	425,484

Total liabilities and shareholders’ equity	$835,602	$1,888,632	$144,895	$(726,263)	$2,142,866

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,590	$41,931	$4,946	$—	$60,467

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	10,000
Purchases of restricted cash equivalents and marketable securities	(6,250)	—	(662)	—	(6,912)
Proceeds from sale of assets	—	332	—	—	332
Purchase of subsidiaries, net of cash acquired	—	(9,110)	—	—	(9,110)
Additions to property and equipment	(1,730)	(12,920)	(1,038)	—	(15,688)
Other	—	103	—	—	103

Net cash provided by (used in) investing activities	2,020	(21,595)	(1,700)	—	(21,275)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	200,000
Intercompany receivables (payables)	16,249	(12,429)	(3,820)	—	—
Repayments of long-term debt	(200,004)	—	—	—	(200,004)
Issuance of common stock	1,386	—	—	—	1,386
Purchase and retirement of common stock	(15,622)	—	—	—	(15,622)
Debt refinancing costs	(5,933)	—	—	—	(5,933)
Dividends	(8,662)	—	—	—	(8,662)
Excess tax benefits from share-based payment arrangements	154	—	—	—	154

Net cash used in financing activities	(12,432)	(12,429)	(3,820)	—	(28,681)

Net increase (decrease) in cash	3,178	7,907	(574)	—	10,511
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$51,448	$13,962	$1,161	$—	$66,571

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$955	$44,143	$4,047	$—	$49,145

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	250	—	250
Purchases of certificates of deposit and marketable securities	(15,000)	—	(661)	—	(15,661)
Proceeds from sale of assets	—	388	—	—	388
Additions to property and equipment	(2,320)	(8,424)	(820)	—	(11,564)
Other	—	136	—	—	136

Net cash used in investing activities	(17,320)	(7,900)	(1,231)	—	(26,451)

Cash flows from financing activities:
Repayments of long-term debt	(18,423)	—	—	—	(18,423)
Intercompany receivables (payables)	37,914	(34,272)	(3,642)	—	—
Retirement of common stock warrants	(2,118)	—	—	—	(2,118)
Issuance of common stock	621	—	—	—	621
Retirement of call options	2,370	—	—	—	2,370
Debt refinancing costs	(38)	—	—	—	(38)
Dividends	(8,278)	—	—	—	(8,278)
Excess tax benefits from share based payment arrangements	37	—	—	—	37

Net cash provided by (used in) financing activities	12,085	(34,272)	(3,642)	—	(25,829)

Net increase (decrease) in cash	(4,280)	1,971	(826)	—	(3,135)
Cash and cash equivalents, beginning of period	56,734	5,096	978	—	62,808

Cash and cash equivalents, end of period	$52,454	$7,067	$152	$—	$59,673

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Acquisitions and Dispositions
     During the nine months ended July 31, 2011, the Company acquired two funeral homes and two cemeteries for approximately $9,110. The acquisitions were accounted for under the purchase method, and the acquired assets and liabilities (primarily cemetery property of approximately $6,069, deferred revenue of approximately $4,668 and property, plant and equipment of approximately $2,885) were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date.
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

October 31, 2010
Assets
Receivables	$20
Inventories	7

Assets held for sale	$27

Net property and equipment	$383
Cemetery property	90
Preneed cemetery receivables and trust investments	463
Cemetery perpetual care trust investments	278

Non-current assets held for sale	$1,214

Liabilities
Liabilities associated with assets held for sale	$8

Deferred preneed cemetery receipts held in trust	$436
Perpetual care trusts’ corpus	278

Long-term liabilities associated with assets held for sale	$714

(13) Consolidated Comprehensive Income
     Consolidated comprehensive income for the three and nine months ended July 31, 2011 and 2010 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net earnings	$11,986	$6,039	$30,028	$21,917
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax benefit (expense) of $2, ($6), ($3) and ($6), respectively	(3)	12	6	12
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	(31,772)	(17,308)	11,209	38,359
Reclassification of the net unrealized (increases) losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	31,772	17,308	(11,209)	(38,359)

Total other comprehensive income (loss)	(3)	12	6	12

Total comprehensive income	$11,983	$6,051	$30,034	$21,929

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Long-term Debt

	July 31, 2011	October 31, 2010
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $8,294 and $10,275 as of July 31, 2011 and October 31, 2010, respectively	$78,122	$76,141
3.375% senior convertible notes due 2016, net of unamortized discount of $6,474 and $7,318 as of July 31, 2011 and October 31, 2010, respectively	38,645	37,801
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	—
6.25% senior notes due 2013	—	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of July 31, 2011 and October 31, 2010, partially secured by assets of subsidiaries, with maturities through 2022	86	90

Total long-term debt	316,853	314,032
Less current maturities	5	5

	$316,848	$314,027

Fair Value
     As of July 31, 2011, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $78,242 and $38,714, respectively, compared to fair values of $88,264 and $45,017, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of July 31, 2011 were $86,416 and $45,119, respectively. As of July 31, 2011, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $203,683 compared to a fair value of $204,681.
Senior Secured Revolving Credit Facility
     On April 20, 2011, the Company amended its $95,000 senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016 and was increased to $150,000 and includes a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50,000. As of July 31, 2011, there were no amounts drawn on the amended senior secured revolving credit facility, and the Company’s availability for future borrowings under the facility, after giving consideration to its $1,137 of outstanding letters of credit and $23,456 reserve for its Florida bond, was $125,407. During the nine months ended July 31, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $88 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the amended agreement were $2,368 (of which $1,568 was paid in cash as of July 31, 2011) and will be amortized over the term of the new credit facility.
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
     The covenants include limitations on (i) liens, (ii) mergers, consolidations and asset sales, (iii) the incurrence of debt, (iv) dividends, stock redemptions and the redemption and/or prepayment of other debt, (v) capital expenditures, (vi) investments and acquisitions, (vii) transactions with affiliates and (viii) a change of control. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts available in the discretionary basket. As of July 31, 2011, the amount available to pay dividends or repurchase stock was $208,274. The agreement also limits capital expenditures in any fiscal year to $45,000, with a provision for the carryover of permitted but unused amounts. The lenders under the amended senior secured credit facility can accelerate all obligations under the facility and terminate the revolving credit commitments if an event of default occurs and is continuing.
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
Senior Notes
     On April 4, 2011, the Company commenced a cash tender offer for any and all of its outstanding $200,000 aggregate principal amount 6.25 percent senior notes due 2013 (the “6.25 percent notes”) and a solicitation of consents to amend the indenture governing the 6.25 percent notes (the “Indenture”). On April 15, 2011, the Company announced that it had received the requisite consents to amend the Indenture and accordingly entered into a supplemental indenture, dated April 15, 2011 (the “Supplemental Indenture”), to the Indenture with U.S. Bank National Association, as trustee for the 6.25 percent notes. On April 18, 2011, the Company purchased a total of $194,188 in aggregate principal amount of its outstanding 6.25 percent notes in the offer for an aggregate purchase price (including consent payments) of $194,673 plus $2,124 in accrued and unpaid interest. The Company redeemed the remaining $5,812 of the 6.25 percent senior notes in May 2011 at the redemption price of 100 percent of the principal amount, plus accrued and unpaid interest to the redemption date. During the nine months ended July 31, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $1,796 representing $850

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Long-term Debt — (Continued)
for related fees and expenses and $946 for the write-off of the remaining unamortized fees on the 6.25 percent senior notes.
     The Company funded the tender offer for the 6.25 percent senior notes with a portion of its available cash and the net proceeds of the issuance of $200,000 6.50 percent senior notes due 2019 (the “6.50 percent notes”), which were issued April 18, 2011. As of July 31, 2011, fees incurred for the new 6.50 percent senior notes amounted to $4,375 (of which $4,365 was paid in cash as of July 31, 2011) and will be amortized over the term of the 6.50 percent senior notes.
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
     The 6.50 percent notes are guaranteed, jointly and severally, by the SEI Guarantors, and are the Company’s, and the guarantees of the 6.50 percent notes are the SEI Guarantors’, general unsecured and unsubordinated obligations, and rank equally in right of payment with all of the Company’s, in the case of the 6.50 percent notes, and the SEI Guarantors’, in the case of their guarantees of the 6.50 percent notes, existing and future unsubordinated indebtedness.
     In connection with the issuance of the 6.50 percent notes, the Company entered into a registration rights agreement dated as of April 18, 2011 whereby the Company agreed to offer to exchange the 6.50 percent notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed the required exchange offer registration statement with the Securities and Exchange Commission in June 2011 and completed the exchange offer in July 2011.
(15) Income Taxes
     In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During the nine months ended July 31, 2011, the Company recorded a one-time, non-cash charge of $2.9 million ($4.5 million charge less a federal tax benefit of $1.6 million) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19.4 million at the previously required 39 percent tax rate to approximately $14.9 million at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the nine months ended July 31, 2011 by $2.9 million. Income tax expense for the nine months ended July 31, 2011 was also impacted by a $1.8 million overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the performance of the Company’s trust portfolio during the nine months ended July 31, 2011.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
(16) Subsequent Events
     As of August 31, 2011, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts declined 2.8 percent, or approximately $23,100, from July 31, 2011.
     Subsequent to July 31, 2011 through August 31, 2011, the Company purchased an additional 719,700 shares of its Class A common stock for approximately $4,469 at an average price of $6.21 per share. As of August 31, 2011, there is $27,441 remaining available under the Company’s $100,000 stock repurchase program.
     In August 2011, the Company announced changes to its management organizational structure in order to better integrate the Company’s operations and sales activities and to enhance customer service. The Company also announced the separation of its operations into two operating divisions, Eastern division and Western division.
     Also in August 2011, the Company purchased a building it was previously leasing for approximately $4,600.

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
Overview
General
          We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of July 31, 2011, we owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2010 Form 10-K.
Financial Summary
          For the third quarter of fiscal year 2011, net earnings increased $6.0 million to $12.0 million from $6.0 million for the third quarter of fiscal year 2010. This increase is primarily due to a $12.4 million insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages, which increased net earnings for the third quarter of 2011 by approximately $7.3 million. This increase was partially offset by $1.6 million of tax expense recorded in the third quarter of 2011, attributable to an increase in our valuation allowance on our capital loss carry forward primarily as a result of the performance of our trust portfolio during the quarter. Revenue increased $1.8 million to $124.4 million for the quarter ended July 31, 2011, reflecting a $2.1 million increase in funeral revenue to $68.8 million. During the third quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.9 percent and an increase in average revenue per cremation service of 3.7 percent. We also experienced a 0.5 percent increase in same-store funeral services performed. Cemetery revenue decreased $0.3 million to $55.6 million for the quarter ended July 31, 2011. This decrease is primarily due to a $0.7 million decrease in construction during the period on various cemetery projects, coupled with a $0.3 million reduction in finance charges primarily due to reduced interest rates in this low interest rate environment. These changes were partially offset by a $0.8 million increase in cemetery merchandise delivered and services performed. Consolidated gross profit decreased $0.7 million to $21.8 million for the quarter ending July 31, 2011, primarily due to a $0.4 million decrease in funeral gross profit and a $0.3 million decrease in cemetery gross profit. Funeral gross profit was impacted in the current quarter by an increase in expenses, primarily resulting from changes made in our compensation packages to incentivize improvements in operational performance. In addition, during the third quarter of 2011 we experienced an increase in our funeral bad debt, coupled with slight increases in direct merchandise and services and energy costs. Cemetery gross profit in the prior year was positively impacted by $1.1 million of perpetual care deposits related to prior cancellations which we used to offset our perpetual care expenses.

          Corporate general and administrative expenses decreased $0.9 million to $7.1 million for the third quarter of 2011, compared to $8.0 million for the same period of 2010. During the third quarter of 2010, we experienced increased litigation costs primarily related to the settlement of pending litigation. In addition, we realized cost savings from our continuous improvement initiatives, resulting in a decrease in expenses in the current year. These decreases were partially offset by an additional $0.6 million incurred on various growth initiatives in the third quarter of 2011, compared to the same period of last year. In August 2011, we successfully settled insurance litigation related to Hurricane Katrina damages for $12.4 million, including $1.1 million previously advanced by the insurer. Interest expense decreased $0.7 million to $5.5 million during the third quarter of fiscal year 2011 due in part to the significant repurchases of a portion of our senior convertible notes in the open market that occurred throughout fiscal year 2010. The effective tax rate for the third quarter of 2011 was 45.5 percent compared to 31.8 percent for the same period in 2010. The change in the tax rate was primarily due to a $1.6 million tax expense recorded in the third quarter of 2011, attributable to an increase in our valuation allowance on our capital loss carry forward. This change was primarily as a result of the performance of our trust portfolio during the quarter. As discussed in the risk factors and critical accounting policies in our 2010 Form 10-K, the capital loss carry forward valuation allowance may fluctuate from period to period based on the amount of capital losses realized and available capital gains in trust funds where we are the grantor.
          In June 2011, we increased the quarterly dividend rate to $.035 per share from $.030 per share, and added $25.0 million to our share repurchase program. During the third quarter of 2011, we repurchased 0.8 million shares of our outstanding Class A common stock for $6.2 million under our share repurchase program. Subsequent to quarter-end, we repurchased an additional 0.7 million shares of our outstanding Class A common stock for $4.5 million. As of August 31, 2011, we had $27.4 million remaining under the $100.0 million program authorized by the Board of Directors.
          For the third quarter of 2011, preneed cemetery property sales increased 0.7 percent compared to the same period of last year. Excluding the Florida markets, which have been heavily impacted by the economy, cemetery property sales increased $1.1 million, or 5.4 percent, compared to the third quarter of 2010. Our net preneed funeral sales increased 3.0 percent during the third quarter of 2011 compared to the third quarter of 2010. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          For the nine months ended July 31, 2011, net earnings increased $8.1 million to $30.0 million from $21.9 million for the same period of fiscal year 2010. This increase is primarily due to a $12.4 million insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages, which increased net earnings for the third quarter of 2011 by approximately $7.3 million. Revenue increased $8.7 million to $383.3 million for the nine months ended July 31, 2011. Funeral revenue increased $6.1 million to $215.6 million in the first nine months of 2011. During the nine months ended July 31, 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.4 percent and an increase in average revenue per cremation service of 4.2 percent. We also experienced a 0.8 percent increase in same-store funeral services performed. Cemetery revenue increased $2.6 million to $167.7 million for the nine months ended July 31, 2011. This increase is due primarily to a $3.7 million, or 5.3 percent, increase in cemetery property sales, partially offset by a $1.3 million reduction in finance charges primarily due to reduced interest rates in this low interest rate environment. Consolidated gross profit increased $3.0 million to $75.7 million for the nine months ended July 31, 2011, primarily due to a $1.9 million increase in funeral gross profit and a $1.1 million increase in cemetery gross profit. Cemetery gross profit in the prior year was positively impacted by $1.1 million of perpetual care deposits related to prior cancellations which we used to offset our perpetual care expenses.
          Corporate general and administrative expenses decreased $0.4 million to $20.3 million for the first nine months of fiscal 2011, compared to $20.7 million for the same period of 2010. During the first nine months of 2010, we experienced increased litigation costs primarily related to the settlement of pending litigation. In addition, we realized cost savings from our continuous improvement initiatives, resulting in a decrease of expenses in the current year. These decreases were partially offset by an additional $1.4 million incurred on various growth initiatives in the first nine months of 2011, compared to the same period of last year. In August 2011, we successfully settled insurance litigation related to Hurricane Katrina damages for $12.4 million, including $1.1 million previously advanced by the insurer. Interest expense decreased $1.6 million to $17.0 million during the first nine months of 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market throughout fiscal year 2010. The effective tax rate for the nine months ended July 31, 2011 was 39.9 percent compared to 36.6 percent for the same period in 2010. The increased rate in 2011 is primarily due to a $2.9 million charge to income tax expense in the first quarter of 2011 as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was partially offset by a $1.8 million tax benefit in the first nine months of 2011, primarily from a reduction in the valuation allowance related to our capital loss carry forward, due in part to the performance of our trust portfolio during the first nine months of 2011.
          For the nine months ended July 31, 2011, preneed cemetery property sales increased 5.3 percent compared to the same period of last year, which increased our cemetery revenue as described above. Excluding the Florida markets, which have been heavily impacted by the economy, cemetery property sales increased $4.8 million, or 8.6 percent, compared to the nine months ended July 31, 2010. Our net preneed funeral sales decreased 0.8 percent during the nine months ended July 31, 2011 compared to the same period of 2010.
          During the nine months ended July 31, 2011, we completed refinancing transactions which significantly extended our debt maturity profile at favorable terms. We completed a private offering of $200.0 million 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due in 2013. We redeemed the remaining $5.8 million 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity date to April 2016. The amended senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a $1.9 million charge for early extinguishment of debt during the nine months ended July 31, 2011. For additional information, see Note 14 to the condensed consolidated financial statements included herein.
          During the first nine months of 2011, we purchased 2.3 million shares of our outstanding Class A common stock for $15.6 million under our share repurchase program.
          Our operations provided cash of $60.5 million for the nine months ended July 31, 2011, compared to $49.1 million for the same period of last year. The increase in operating cash flow is primarily due to an improvement in net earnings, coupled with the timing of trust withdrawals and deposits. These increases were partially offset by an $11.3 million receivable recorded in the first nine months of fiscal year 2011 primarily due to our Hurricane Katrina insurance settlement coupled with an increase in net state tax payments during the same period. We expect to receive the $11.3 million in cash during the fourth quarter of fiscal year 2011.
          We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed eight cremation projects, and we currently have nine projects under construction with more than 20 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending.
          During the third quarter of fiscal year 2011, we experienced a decline in our preneed and perpetual care trusts associated with the decline of the overall financial markets. Specifically, our preneed funeral and cemetery merchandise and services trusts experienced a total decline, including both realized and unrealized gains and losses, of 3.0 percent, and our cemetery perpetual care trusts experienced a total decline, including both realized and unrealized gains and losses, of 1.3 percent. As of July 31, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts was $817.7 million, an improvement of 2.8 percent, or $22.3 million, from October 31, 2010 and 7.1 percent, or $54.3 million, from July 31, 2010.
          As of July 31, 2011 and October 31, 2010, the fair market values of the investments in our funeral and cemetery merchandise and services trusts were $129.3 million and $138.6 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of July 31, 2011 and October 31, 2010, the fair market values of our investments were $39.2 million and $41.0 million, respectively, lower than our cost basis.
          The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of July 31, 2011 and October 31, 2010, we had $220.5 million and $212.1 million, respectively, in distributable earnings in our funeral and cemetery merchandise and services trusts that have been previously realized and allocated to contracts that will be recognized in the future as the underlying contracts are ultimately performed.
          As of August 31, 2011, the fair market value of our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts decreased 2.8 percent, or approximately $23.1 million from July 31, 2011, which is consistent with the decline in the overall financial markets.
          The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2010 Form 10-K except as described below.
          Passive investments such as cash and highly diversified mutual funds represented 47 percent, or $271.2 million, of the fair market value of our preneed funeral and cemetery merchandise and services trust portfolios as of July 31, 2011, compared to 35 percent, or $195.3 million, as of October 31, 2010. Passive investments represented 44 percent, or $105.3 million, of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2011, compared to 37 percent, or $84.8 million, as of October 31, 2010. We believe increasing our trusts’ passive investments is an attractive approach to increasing the diversification of our trust portfolio, while reducing individual issuer exposure.
          During fiscal 2011, we have significantly reduced the individual issuer financials sector concentration in our trust portfolio. As of July 31, 2011, individual issuer investments in the financials sector represented 13 percent, or $74.2 million of the fair market value, of our preneed funeral and cemetery merchandise and services portfolios, compared to 20 percent, or $115.7 million as of October 31, 2010. Of the fair market value within the financial sector at July 31, 2011, 57 percent related to preferred stock, 22 percent related to fixed-income securities and 21 percent related to common stock investments. As of July 31, 2011, individual issuer investments in the financials sector represented 21 percent, or $49.5 million of the fair market value, of our cemetery perpetual care portfolio, compared to 30 percent, or $69.0 million as of October 31, 2010. Of the fair market value within the financial sector at July 31, 2011, 60 percent related to preferred stock, 32 percent related to fixed-income securities and 8 percent related to common stock investments. Individual issuer investments in this sector have unrealized losses of $38.0 million as of July 31, 2011 in our preneed funeral and cemetery merchandise and services trusts, $3.8 million of which relate to preferred stock investments. With respect to our cemetery perpetual care trust portfolio, the individual issuer investments in the financials sector have unrealized losses of $10.1 million as of July 31, 2011, $3.7 million of which relate to preferred stock investments.
          Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. When we review our backlog for potential loss contracts, we consider the impact of the market value of our trust assets. We look at unrealized gains and losses based on current market prices quoted for the investments, and we do not include anticipated future returns on the investments in our analysis. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts in our backlog. Due to the significant positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years and deferred on our consolidated balance sheet until delivery, currently there is sufficient capacity for additional market depreciation before a contract loss would result.
          For additional information regarding our preneed funeral and cemetery merchandise and services trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in this report.

          The following table presents our trust portfolio total returns including realized and unrealized gains and losses.

	Funeral and Cemetery
	Merchandise and	Cemetery Perpetual
	Services Trusts(1)	Care Trusts(1)
For the quarter ended July 31, 2011	(3.0)%	(1.3)%
For the last twelve months ended July 31, 2011	12.2%	9.4%
For the last five years ended July 31, 2011	3.0%	4.0%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent annualized returns.
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
Results of Operations
          The following discussion segregates our financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein. During the nine months ended July 31, 2011, we acquired two funeral homes and two cemeteries for approximately $9.1 million, the majority of which relates to an acquisition occurring in July 2011. The results of operations of these businesses, which are considered immaterial for the periods presented, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the condensed consolidated financial statements included herein.
Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010
Funeral Operations

	Three Months Ended July 31,
			Increase
	2011	2010	(Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$64.9	$63.1	$1.8
Corporate Trust Management (1)	3.9	3.6	.3

Total Funeral Revenue	$68.8	$66.7	$2.1

Funeral Costs:
Funeral Home Locations	$54.2	$51.7	$2.5
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.4	$51.9	$2.5

Funeral Gross Profit:
Funeral Home Locations	$10.7	$11.4	$(.7)
Corporate Trust Management (1)	3.7	3.4	.3

Total Funeral Gross Profit	$14.4	$14.8	$(.4)

Same-Store Analysis for the Three Months Ended July 31, 2011 and 2010

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
0.4% (1)	0.5%	43.1%	42.3%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2011 and 2010 were $1.2 million and $1.1 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended July 31, 2011 and 2010 were $2.7 million and $2.5 million, respectively.
          Funeral revenue increased $2.1 million, or 3.1 percent, to $68.8 million in the third quarter of 2011 from $66.7 million in the third quarter of 2010. During the third quarter of 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 0.9 percent and an increase in average revenue per cremation service of 3.7 percent. These averages were partially offset by a shift in mix to lower-priced cremation services resulting in an overall improvement in same-store average revenue per funeral service of 0.4 percent. Same-store funeral services increased 0.5 percent, or 61 events. The cremation rate for our same-store operations was 43.1 percent for the third quarter of 2011 compared to 42.3 percent for the third quarter of 2010.
          Funeral gross profit decreased $0.4 million, or 2.7 percent, to $14.4 million for the third quarter of 2011 compared to $14.8 million for the same period of 2010, primarily due to an increase in funeral expenses. The increase in funeral expenses is due in part to an increase in compensation in the current year, primarily resulting from changes made in our compensation packages to incentivize improvements in operational performance. In addition, during the third quarter of 2011 we experienced an increase in our funeral bad debt, coupled with slight increases in direct merchandise and services and energy costs.

Cemetery Operations

	Three Months Ended July 31,
			Increase
	2011	2010	(Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$53.5	$54.1	$(.6)
Corporate Trust Management (1)	2.1	1.8	.3

Total Cemetery Revenue	$55.6	$55.9	$(.3)

Cemetery Costs:
Cemetery Locations	$48.0	$48.0	$—
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$48.2	$48.2	$—

Cemetery Gross Profit:
Cemetery Locations	$5.5	$6.1	$(.6)
Corporate Trust Management (1)	1.9	1.6	.3

Total Cemetery Gross Profit	$7.4	$7.7	$(.3)

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2011 and 2010 were $1.4 million and $1.1 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for both the three months ended July 31, 2011 and 2010 were $0.7 million. Perpetual care trust earnings were $2.0 million and $2.2 million for the three months ended July 31, 2011 and 2010, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
          Cemetery revenue decreased $0.3 million, or 0.5 percent, to $55.6 million for the quarter ended July 31, 2011 from $55.9 million for the quarter ended July 31, 2010. This decrease is due primarily to a $0.7 million decrease in construction during the period on various cemetery projects, coupled with a $0.3 million reduction in finance charges primarily due to reduced interest rates in this low interest rate environment. These changes were partially offset by a $0.8 million increase in cemetery merchandise delivered and services performed.
          Cemetery property sales improved $0.2 million, or 0.7 percent, compared to the third quarter of 2010. Excluding the Florida markets, which have been heavily impacted by the current economy, cemetery property sales increased $1.1 million, or 5.4 percent, compared to the third quarter of 2010.
          Cemetery gross profit decreased $0.3 million, or 3.9 percent, to $7.4 million for the third quarter of 2011 compared to $7.7 million for the same period of last year. Cemetery gross profit in the prior year was positively impacted by $1.1 million of perpetual care deposits related to prior cancellations which we used to offset our perpetual care expenses.

Other
          Corporate general and administrative expenses decreased $0.9 million to $7.1 million for the third quarter of 2011, compared to $8.0 million for the same period of 2010. During the third quarter of 2010, we experienced increased litigation costs primarily related to the settlement of pending litigation. In addition, we realized cost savings from our continuous improvement initiatives, resulting in a decrease in expenses in the current year. These decreases were partially offset by an additional $0.6 million incurred on various growth initiatives in the third quarter of 2011, compared to the same period of last year.
          In August 2011, we successfully settled insurance litigation related to Hurricane Katrina damages for $12.4 million, including $1.1 million previously advanced by the insurer. As of July 31, 2011, we recorded $11.3 million of these insurance proceeds as a current receivable. We expect to receive $11.3 million in cash as a result of this settlement during the fourth quarter of 2011.
          Interest expense decreased $0.7 million to $5.5 million during the third quarter of fiscal year 2011 due in part to the significant repurchases of a portion of our senior convertible notes in the open market that occurred throughout fiscal year 2010.
          The effective tax rate for the three months ended July 31, 2011 was 45.5 percent compared to 31.8 percent for the same period in 2010. The change in the tax rate was primarily due to a $1.6 million tax expense recorded in the third quarter of 2011, attributable to an increase in our valuation allowance on our capital loss carry forward. This change was primarily a result of the performance of our trust portfolio during the quarter.
          During the third quarter of 2011, we repurchased 0.8 million shares of our outstanding Class A common stock for $6.2 million under our share repurchase program.
Preneed Sales into the Backlog
          Net preneed funeral sales increased 3.0 percent during the third quarter of 2011 compared to the corresponding period in 2010. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $39.4 million in net preneed funeral and cemetery merchandise and services sales (including $20.7 million related to insurance-funded preneed funeral contracts) during the third quarter of 2011 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $38.5 million (including $19.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010
Funeral Operations

	Nine Months Ended July 31,
	2011	2010	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$203.3	$197.5	$5.8
Corporate Trust Management (1)	12.3	12.0	.3

Total Funeral Revenue	$215.6	$209.5	$6.1

Funeral Costs:
Funeral Home Locations	$162.1	$158.0	$4.1
Corporate Trust Management (1)	.7	.6	.1

Total Funeral Costs	$162.8	$158.6	$4.2

Funeral Gross Profit:
Funeral Home Locations	$41.2	$39.5	$1.7
Corporate Trust Management (1)	11.6	11.4	.2

Total Funeral Gross Profit	$52.8	$50.9	$1.9

Same-Store Analysis for the Nine Months Ended July 31, 2011 and 2010

Change in AverageRevenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
1.1% (1)	0.8%	42.6%	41.9%

(1)	Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2011 and 2010 were $3.6 million and $3.4 million, respectively. Funeral trust earnings recognized in funeral revenue for the nine months ended July 31, 2011 and 2010 were $8.7 million and $8.6 million, respectively.
          Funeral revenue increased $6.1 million, or 2.9 percent, to $215.6 million in the first nine months of fiscal year 2011 from $209.5 million in the same period of 2010. During the nine months ended July 31, 2011, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 1.4 percent and an increase in average revenue per cremation service of 4.2 percent. These averages were partially offset by a shift in mix to lower-priced cremation services resulting in an overall improvement in same-store average revenue per funeral service of 1.1 percent. Same-store funeral services increased 0.8 percent, or 321 events. The cremation rate for our same-store operations was 42.6 percent for the nine months ended July 31, 2011, compared to 41.9 percent for the same period in 2010.
          Funeral gross profit increased $1.9 million, or 3.7 percent, to $52.8 million for the first nine months of fiscal year 2011 compared to $50.9 million for the same period of 2010, primarily due to the $6.1 million increase in revenue, as noted above. Funeral gross profit margin improved 20 basis points to 24.5 percent for the nine months ended July 31, 2011 from 24.3 percent for the same period of 2010.

Cemetery Operations

	Nine Months Ended July 31,
	2011	2010	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$161.4	$159.6	$1.8
Corporate Trust Management (1)	6.3	5.5	.8

Total Cemetery Revenue	$167.7	$165.1	$2.6

Cemetery Costs:
Cemetery Locations	$144.2	$142.7	$1.5
Corporate Trust Management (1)	.6	.6	—

Total Cemetery Costs	$144.8	$143.3	$1.5

Cemetery Gross Profit:
Cemetery Locations	$17.2	$16.9	$.3
Corporate Trust Management (1)	5.7	4.9	.8

Total Cemetery Gross Profit	$22.9	$21.8	$1.1

(1)	Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2011 and 2010 were $4.0 million and $3.6 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the nine months ended July 31, 2011 and 2010 were $2.3 million and $1.9 million, respectively. Perpetual care trust earnings were $6.0 million for both the nine months ended July 31, 2011 and 2010 and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.
          Cemetery revenue increased $2.6 million, or 1.6 percent, to $167.7 million for the nine months ended July 31, 2011 compared to $165.1 million for the nine months ended July 31, 2010. This improvement is due primarily to a $3.7 million, or 5.3 percent, increase in cemetery property sales. Excluding the Florida markets, which have been heavily impacted by the current economy, cemetery property sales increased $4.8 million, or 8.6 percent, compared to the nine months ended July 31, 2010. These increases were partially offset by a $1.3 million reduction in finance charges primarily due to reduced interest rates in this low interest rate environment.
          Cemetery gross profit increased $1.1 million, or 5.0 percent, to $22.9 million for the first nine months of fiscal 2011 compared to $21.8 million for the same period of 2010. Cemetery gross profit in the prior year was positively impacted by $1.1 million of perpetual care deposits related to prior cancellations which we used to offset our perpetual care expenses. The increase in cemetery gross profit is primarily due to the $2.6 million increase in revenue, as noted above.
Other
          Corporate general and administrative expenses decreased $0.4 million to $20.3 million for the nine months ended July 31, 2011, compared to $20.7 million for the same period of 2010. During the first nine months of 2010, we experienced increased litigation costs primarily related to the settlement of pending litigation. In addition, we realized cost savings from our continuous improvement initiatives, resulting in a decrease of expenses in the current year. These decreases were partially offset by an additional $1.4 million incurred on various growth initiatives in the first nine months of 2011, compared to the same period of last year.
          In August 2011, we successfully settled insurance litigation related to Hurricane Katrina damages for $12.4 million, including $1.1 million previously advanced by the insurer. As of July 31, 2011, we recorded $11.3 million of these insurance proceeds as a current receivable. We expect to receive $11.3 million in cash as a result of this settlement during the fourth quarter of 2011.
          During the first nine months of 2011, we donated land and a building, resulting in a loss on disposition of $0.4 million. We recorded a tax benefit for the donation that exceeded the loss.
          Interest expense decreased $1.6 million to $17.0 million during the nine months ended July 31, 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market that occurred throughout fiscal year 2010.
          The effective tax rate for the nine months ended July 31, 2011 was 39.9 percent compared to 36.6 percent for the same period in 2010. The increased rate in 2011 is primarily due to a $2.9 million charge to income tax expense in the first quarter of 2011 as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was partially offset by a $1.8 million tax benefit in the first nine months of 2011, primarily from a reduction in the valuation allowance related to our capital loss carry forward, due in part to the performance of our trust portfolio during the first nine months of 2011.
          During the nine months ended July 31, 2011, we completed refinancing transactions which significantly extended our debt maturity profile at favorable terms. We completed a private offering of $200.0 million 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due in 2013. We redeemed the remaining $5.8 million 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity date to April 2016. The amended senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a charge for the early extinguishment of debt of $1.9 million during the nine months ended July 31, 2011.
          During the first nine months of 2011, we repurchased 2.3 million shares of our outstanding Class A common stock for $15.6 million under our share repurchase program.
          Cash and cash equivalents increased $10.5 million from October 31, 2010 to July 31, 2011 primarily due to the maturity of $10.0 million in certificates of deposits and marketable securities in the first quarter of 2011. Restricted cash and cash equivalents of $6.3 million represents investments in a money market fund compromised of short-term investments and was established to reduce costs by replacing letters of credit posted as collateral for insurance policies with cash equivalent collateral. Both methods of posting collateral are available in the future. For additional information, see Note 1(i) to our condensed consolidated financial statements included herein. Current receivables increased $7.9 million from October 31, 2011 to July 31, 2011 primarily due to an $11.3 million receivable related to the settlement of our litigation related to Hurricane Katrina damages, partially offset by collections of prior period sales exceeding receivables for new sales. Prepaid expenses increased $1.4 million from October 31, 2010 to July 31, 2011 primarily due to annual premiums paid in the first quarter of fiscal year 2011 for property, general liability and other insurance. Long-term receivables decreased $1.9 million from October 31, 2010 to July 31, 2011 primarily due to the collection of income taxes receivable. Long-term deferred income taxes decreased $14.5 million from October 31, 2010 to July 31, 2011 primarily due to the utilization of net operating losses and the non-cash adjustment to our Puerto Rican deferred tax asset, as previously discussed. Other assets increased $3.9 million from October 31, 2010 to July 31, 2011 due primarily to $5.9 million of deferred charges recorded in the second quarter of 2011 related to the refinancing of our senior notes and senior secured revolving credit facility. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the nine months ended July 31, 2011. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

          Accounts payable decreased $1.8 million from October 31, 2010 to July 31, 2011 primarily due to the timing of payables related to property, plant and equipment and inventory. Accrued payroll increased $2.1 million from October 31, 2010 to July 31, 2011 due to the timing of the payroll period at quarter end. Other current liabilities decreased $2.2 million from October 31, 2010 to July 31, 2011 primarily due to the timing of the payment of our property taxes, which are typically paid at the end of the calendar year, and due the reversal of the $1.1 million liability related to Hurricane Katrina insurance proceeds, which had been advanced to us in 2007.
Preneed Sales into the Backlog
          Net preneed funeral sales decreased 0.8 percent during the nine months ended July 31, 2011 compared to the corresponding period in 2010. Preneed funeral sales are deferred until a future period and have no impact on current revenue.
          The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $107.7 million in net preneed funeral and cemetery merchandise and services sales (including $56.6 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2011 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $106.3 million (including $56.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the condensed consolidated balance sheets.
Liquidity and Capital Resources
General
          We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and items such as cemetery perpetual care trust earnings and finance charges. Over the last five years, we have generated more than $50.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our amended $150.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future.
          In April 2011, we completed a tender offer and consent solicitation for our $200.0 million 6.25 percent senior notes due 2013 and purchased a total of $194.2 million in aggregate principal amount of the 6.25 percent senior notes in the offer for an aggregate purchase price (including consent payments) of $194.7 million plus $2.1 million in accrued and unpaid interest. The remaining $5.8 million of the 6.25 percent senior notes were redeemed in May 2011 at par, plus accrued and unpaid interest. The tender offer was funded with the net proceeds of the issuance of $200.0 million 6.50 percent senior notes due 2019 and with available cash. Also in April 2011, we amended our $95.0 million senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016, was increased to $150.0 million and includes a $30.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50.0 million. As a result of these debt transactions occurring during the nine months ended July 31, 2011, we recorded a $1.9 million charge for the loss on early extinguishment of debt. See Note 14 to the condensed consolidated financial statements for further information. As of July 31, 2011, we had no amounts drawn on the amended $150.0 million senior secured revolving credit facility, and our availability under the facility, after giving consideration to $1.1 million outstanding letters of credit and the $23.5 million Florida bond, was $125.4 million. We also have outstanding $131.5 million principal amount in senior convertible notes as of July 31, 2011, of which $86.4 million mature in 2014 and $45.1 million mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

          Beginning in the third quarter of fiscal year 2011, we increased our quarterly cash dividend on our Class A and B common stock from three cents per share to three and one-half cents per share. Dividends amounted to $8.7 million for the nine months ended July 31, 2011 compared to $8.3 million during the same period in fiscal year 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011, we increased our stock repurchase program by $25.0 million resulting in a $100.0 million program. Under the program, we purchased 2.3 million shares of our Class A common stock for approximately $15.6 million during the nine months ended July 31, 2011. In August 2011, we purchased an additional 0.7 million shares of our Class A common stock for approximately $4.5 million and as of August 31, 2011, had $27.4 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.
          We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are working on several e-commerce initiatives that we expect will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed eight cremation projects, and we currently have nine projects under construction with more than 20 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2011 and expect to spend up to $5 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. During the nine months ended July 31, 2011, we invested $9.1 million of available cash in acquisitions.
          We had been unable to finalize negotiations with our insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. In August 2011, the insurance litigation was settled, and we will receive $11.3 million in additional insurance proceeds. We recorded this settlement amount, in addition to the $1.1 million previously advanced by the insurer, in the “hurricane related recoveries (charges), net” line in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2011. We recorded $11.3 million of the settlement amount in current receivables in the condensed consolidated balance sheet as of July 31, 2011, and we expect to receive the actual cash proceeds in the fourth quarter of fiscal year 2011.
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
Cash Flow
          Our operations provided cash of $60.5 million for the nine months ended July 31, 2011, compared to $49.1 million for the same period of last year. The increase in operating cash flow is primarily due to an improvement in net earnings, coupled with the timing of trust withdrawals and deposits. These increases were partially offset by an $11.3 million receivable recorded in the first nine months of fiscal year 2011 due to our Hurricane Katrina insurance settlement coupled with an increase in net state tax payments during the same period. We expect to receive the $11.3 million settlement in cash during the fourth quarter of fiscal year 2011.
          Our investing activities resulted in a net cash outflow of $21.3 million for the nine months ended July 31, 2011, compared to a net cash outflow of $26.5 million for the comparable period in 2010. The change is primarily due to an $18.5 million net change related to purchases and sales of certificates of deposit, marketable securities and restricted cash equivalents. During the third quarter of fiscal year 2011, we replaced a letter of credit by posting cash to satisfy collateral requirements with insurance carriers and invested the cash collateral in a money market fund, as described in Note 1(i) to the condensed consolidated financial statements. Both methods of posting collateral are available in the future. We also purchased two funeral and cemetery businesses in the first nine months of fiscal year 2011 resulting in a net cash outflow of $9.1 million. For the nine months ended July 31, 2011, capital expenditures amounted to $15.7 million, which included $12.9 million for maintenance capital expenditures, $2.1 million for growth initiatives and $0.7 million related to the implementation of new business systems. For the nine months ended July 31, 2010, capital expenditures were $11.6 million, which included $8.5 million for maintenance capital expenditures, $2.3 million for growth initiatives and $0.8 million related to the implementation of new business systems. The increase in maintenance capital expenditures is primarily due to several large building improvement projects we undertook in 2011 that were substantially completed by the end of the third quarter of fiscal year 2011 as well as increased vehicle and equipment purchases as we assess lease versus purchase decisions for our fleet.
          Our financing activities resulted in a net cash outflow of $28.7 million for the nine months ended July 31, 2011, compared to a net cash outflow of $25.8 million for the comparable period in 2010. The change is primarily due to $15.6 million in stock repurchases during the nine months ended July 31, 2011 compared to none in the same period of 2010. This was offset by $18.4 million in debt repayments that occurred during the nine months ended July 31, 2010. During the nine months ended July 31, 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $200.0 million of 6.25 percent senior notes due 2013, as described in Note 14 to the condensed consolidated financial statements. We also paid $5.9 million in debt refinancing costs during the nine months ended July 31, 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility.
Contractual Obligations and Commercial Commitments
          We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2011.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	119.6	17.1	34.5	29.0	39.0
Operating lease obligations (3)	27.3	4.0	5.6	2.9	14.8
Purchase obligations (4)	1.2	1.2	—	—	—
Non-competition and other agreements (5)	.9	.3	.2	.2	.2

Total	$480.6	$22.6	$126.7	$77.2	$254.1

(1)	See below for a breakdown of our future scheduled principal payments and maturities of our long-term debt by type as of July 31, 2011.

(2)	Includes contractual interest payments for our senior convertible notes, 6.50 percent senior notes due 2019 and third-party debt.

(3)	Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 20 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments for all operating leases as of July 31, 2011 are $1.2 million, $3.7 million, $3.1 million, $2.1 million, $1.5 million and $15.7 million for the years ending October 31, 2011, 2012, 2013, 2014, 2015 and later years, respectively.

(4)	Represents a construction contract for a funeral home currently under construction.

(5)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

          The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of July 31, 2011.

	Expiration by Period
		Less than			More than
Contingent Obligations	Total	1 year	1-3 years	3-5 years	5 years
Cemetery perpetual care trust funding obligations (1)	$12.4	$12.4	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.9	$12.4	$—	$—	$1.5

(1)	In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.4 million as of July 31, 2011. As of July 31, 2011, we had net unrealized losses of $34.7 million in the trusts in these states. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.0 million; no charge has been recorded for these amounts as of July 31, 2011.

(2)	In accordance with the required accounting guidance on uncertain tax positions, as of July 31, 2011, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.
          As of July 31, 2011, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million in 3.125 percent senior convertible notes due 2014, $45.1 million in 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility. The following table reflects future scheduled principal payments and maturities of our long-term debt (in millions) as of July 31, 2011.

Other,
	Senior			Principally
	Secured			Seller
	Revolving	Senior		Financing
Fiscal Years Ending	Credit	Convertible	Senior	of Acquired
October 31,	Facility	Notes	Notes Due 2019	Operations	Total
2011	$—	$—	$—	$—	$—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	86.4	—	—	86.4
2015	—	—	—	—	—
Thereafter	—	45.1	200.0	.1	245.2

Total long-term debt	$—	$131.5	$200.0	$.1	$331.6

Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements as of July 31, 2011 consist of the following items:
(1)	the $23.5 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2010 Form 10-K; and

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
          Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2010 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2010. For a discussion of fair market value as of July 31, 2011 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.
          As of July 31, 2011 and October 31, 2010, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $320.7 million and $317.9 million, respectively, compared to fair values of $338.0 million and $328.3 million, respectively. Fair values were determined using quoted market prices. As of July 31, 2011, each approximate 10 percent, or 50 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $8.4 million in the fair value of these instruments. As of October 31, 2010, each approximate 10 percent, or 55 basis point, change in the average interest rate applicable to determine the fair value of such debt would result in a change of approximately $5.7 million in the fair value of these instruments. If these instruments are held to maturity, no change in fair value will be realized.
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
Changes in Internal Control over Financial Reporting
          There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

			Total number of	Maximum
			shares	approximate dollar
			purchased as	value of shares that
	Total number	Average	part of publicly-	may yet be
	of shares	price paid	announced plans	purchased under the
Period	purchased	per share	or programs	plans or programs(1)
May 1, 2011 through May 31, 2011	155,600	$7.67	155,600	$11,927,331

June 1, 2011 through June 30, 2011	—	$—	—	$36,927,331

July 1, 2011 through July 31, 2011	669,200	$7.50	669,200	$31,909,691

Total	824,800	$7.53	824,800	$31,909,691

(1)	We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008 and June 2011, resulting in a $100.0 million program. As of July 31, 2011, we had repurchased 9.7 million shares for $68.1 million at an average price of $7.00 per share since the inception of the program in 2007. In August 2011, we repurchased an additional 0.7 million shares for $4.5 million at an average price of $6.21 per share and as of August 31, 2011, had $27.4 million remaining available under the program.
Item 5. Other Information
          We had been unable to finalize negotiations with our insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. On August 31, 2011, the insurance litigation was settled, pursuant to an agreement between the Company and certain of its subsidiaries and RSUI Indemnity Company. Pursuant to the settlement agreement, we will receive $11.3 million in additional insurance proceeds no later than five business days after the date of the agreement. We recorded this settlement amount, in addition to the $1.1 million previously advanced by the insurer, in the “hurricane related recoveries (charges), net” line in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2011. We recorded

$11.3 million of the settlement amount in current receivables in the condensed consolidated balance sheet as of July 31, 2011, and we expect to receive the actual cash proceeds in the fourth quarter of fiscal year 2011.

Item 6.	Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Settlement Agreement between the Company and certain of its subsidiaries and RSUI Indemnity Company dated August 31, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

STEWART ENTERPRISES, INC.
AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.
September 7, 2011	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Senior Vice President, Chief Financial Officer and Treasurer

September 7, 2011	/s/ ANGELA M. LACOUR
Angela M. Lacour
Senior Vice President of Finance and Chief Accounting Officer

Exhibit Index
10.1	Settlement Agreement between the Company and certain of its subsidiaries and RSUI Indemnity Company dated August 31, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.