Form 10-K
period 2011-10-31
STEWART ENTERPRISES INC
filed 2011-12-15
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-15449

STEWART ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0693290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 South Clearview Parkway
Jefferson, Louisiana	70121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 729-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class	Name of each Exchange on which registered
Class A Common Stock, No Par Value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2011, was approximately $644,000,000.

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2011, was 83,971,328 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement in connection with the 2012 annual meeting of shareholders are incorporated in Part III of this Report.

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

Operations

Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2011, our operations included 218 funeral homes and 141 cemeteries in 24 states within the United States and in Puerto Rico.

General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 120 funerals and 150 burials per year, our facilities perform an average of approximately 250 funerals and 320 burials per year. In addition, approximately 41 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.

We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, inventories of merchandise and, most significantly, personnel, including preparation and prearrangement sales personnel; thus, we are able to reduce our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management.

Funeral operations. Our funeral homes offer a complete range of funeral and cremation services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 55 percent of our revenues for fiscal year 2011.

Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. We also provide cremation memorialization options including columbariums, cremation niches and cremation gardens. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2011, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members, and the barriers to entry for cemeteries are significant. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located either on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.

Combination funeral home and cemetery operations. Approximately 48 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home nearby. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment and personnel, including a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 36 percent of our cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.

Third-party affiliations. We have entered into various agreements with faith-based organizations, other non-profit entities and municipalities and are continuing to pursue more of these types of affiliations. In 1987, we entered into an agreement with the Catholic Archdiocese of New Orleans pursuant to which we constructed and own a mausoleum on one of our cemeteries, and the Archdiocese of New Orleans assists in the promotion of the sale of crypts in the mausoleum to its parishioners. The Company pays the Archdiocese of New Orleans a percentage of the revenue from the sale of all crypts in the mausoleum. Additionally, in fiscal year 1994, we constructed a funeral home and mausoleum on the grounds of the New Orleans Cemetery of the Firemen’s Charitable and Benevolent Association, a non-profit organization. We own and operate the funeral home and mausoleum.

In 1997, we entered into lease agreements with the Archdiocese of Los Angeles whereby we have the right to construct and operate funeral homes on the sites of up to nine cemeteries owned and operated by the Archdiocese. As of October 31, 2011, six of these funeral homes were operating. The leases, which we account for as operating leases, expire in 2039, and we do not have an option to renew. In October 2007, we further expanded our relationship with the Archdiocese of Los Angeles and entered into a contract to manage the preneed sales at eleven of the Archdiocese of Los Angeles cemeteries.

During fiscal year 2009, we entered into a third-party agreement and a 30 year lease, with no option to renew, with a municipality in Texas where we constructed and operate a funeral home on the municipally-owned cemetery. This agreement and the other third-party agreements provide us with many of the benefits of a combination operation without the capital outlay and business risks associated with purchasing or developing a new cemetery.

We have a mausoleum construction and sales business, Acme Mausoleum Corporation (“ACME”), which constructs community mausoleums on third-party cemetery property and assists in the selling efforts for these crypts, primarily in Louisiana and Texas. In return for these services, ACME receives construction revenue and a sales commission for the crypts sold. Over the last 50 years, ACME has developed relationships with the Catholic Church in approximately 70 dioceses across 39 states.

Preneed arrangements. We believe that we are distinguished from many of our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery services and products. Some of these preneed sales are funded by insurance arrangements and some by trust and escrow accounts. We market our preneed properties, services and products domestically through a full-time staff of approximately 1,000 commissioned sales counselors. We estimate that as of October 31, 2011 and October 31, 2010, the future value of our preneed backlog of funeral and cemetery products and services represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

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

Trusts and escrow accounts. Because preneed services or merchandise will be provided in the future, most states require that all or a portion of the customer payments under preneed contracts be placed into trust accounts. Generally, the earnings on and principal of the amounts placed in trust are not withdrawn until the underlying service or merchandise is delivered. In addition, pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales (interment rights) is deposited into perpetual care trusts. The income from these trusts is used to defray the cost of maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, we maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Differing state laws govern preneed sales, including matters such as required deposits, permitted withdrawals and customers’ rights regarding contract cancellation, and generally require prudent investment of fund assets. Because of our focus on preneed sales and related trusting activities that accompany selling preneed, our business is impacted by changes in financial markets. For a discussion of the impact of recent financial market conditions on our trusts and related financial results, see Item 1A. “Risk Factors.” In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and Notes 4, 5 and 6 to the consolidated financial statements included in Item 8.

We believe that the balances in our trusts and escrow accounts, along with expected future earnings on the balances, insurance proceeds and installment payments under contracts will be sufficient to cover our estimated cost of providing the related preneed services and merchandise in the future. For additional information, see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our preneed funeral and cemetery merchandise and services trust and escrow accounts (“preneed trusts”) and our cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services for a fee based on the market value of the assets in the trust. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are provided. For additional information, see Note 20 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940. As of October 31, 2011, ITI managed assets with a market value of approximately $791.7 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. The Investment Committee of our Board of Directors has adopted an investment policy statement that provides guidance on asset allocation, investment quality requirements, emphasizes diversification and balances long-term growth objectives with the need for current income. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match inflation plus a reasonable return. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Personalization. Our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise for traditional burials as well as cremations. In response to these changing preferences, we trained our funeral arrangers and sales counselors company-wide to be more proficient in their ability to offer our customers a broad range of options, stressing our ability to design a personalized service that reflects the special interests and accomplishments of the deceased. We also changed the way our product offerings are displayed at our locations, making it easier for our customers to appreciate the many options available to them. We implemented this custom funeral planning program in all of our funeral homes and refresh the process periodically in order to keep our professionals up-to-date on our wider selection of merchandise and services. We hope through this program to provide greater value to our families, leading to higher revenue per event and improved customer satisfaction.

Enhanced cremation offerings. A significant trend in the United States is an increasing preference of consumers for cremation. In fiscal years 2011, 2010 and 2009, 43 percent, 42 percent and 41 percent, respectively, of the funeral services we performed in our operations were cremations. According to industry estimates, 38 percent of funeral services in the United States during 2009 resulted in cremations, and cremations are expected to represent 57 percent of funeral services in the United States by the year 2025. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains.

We continue to market our products and services to address the rising demand for cremations. In late fiscal year 2009, we hired a vice president of cremation and in early fiscal year 2010, we hired a senior vice president of cremation, both with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenue and profits. During fiscal year 2010, we began a program of improving our cremation property and merchandise product offerings. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have completed nine cremation gardens and other cremation memorialization projects, and we currently have 13 projects under construction with more than 20 additional projects under feasibility review. We completed a number of these projects in fiscal year 2011 and spent approximately $4.1 million. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. In fiscal year 2012, we expect to spend approximately $12 million on cremation inventory development. We intend to continue to improve our ability to satisfy the needs of those interested in cremation. In fiscal year 2011, our average revenue per cremation service increased 3.3 percent compared to fiscal year 2010.

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

E-commerce. During fiscal year 2009, we began using the Internet to create new sales channels and new consumer relationships, and are continuing to invest in this initiative. While we did not earn significant revenue from this activity in 2011, we anticipate that our revenue will improve in the future. During fiscal year 2011, we continued to improve the internet websites of our funeral home locations. Many people access our websites to obtain information about services for a deceased relative or friend, and often read an obituary or sign a guest book. We have added to our websites products and services that can be purchased to support the family of the deceased, including making personal photobooks, and creating permanent online memorials, as well as providing unique, meaningful gifts during and after the grieving period. Visitors to the websites can also make travel arrangements online and buy books on grief management and related topics.

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

Centralized support services. Our shared services center, which we opened in 1997, was developed for the standardization and centralization of many of our facilities’ administrative and support processes such as accounting, management reporting, payroll, trust administration, contract processing, accounts payable processing, accounts receivable collection and other services. It allows us to decrease our costs without diminishing service by creating significant savings on items such as trust administration fees, travel expenses, office supplies, overnight delivery and long distance telephone services.

Continuous improvement. We have taken steps over the last few years to improve our purchasing and processing efficiencies. Over the last several years, we have worked to align our geographic regions to better integrate our operations and sales activities. In 2006, we instituted a companywide centralized purchasing department to leverage our size and negotiate more favorable supplier and vendor contracts. During 2007, we implemented a new companywide financial software system and in 2008 a new payroll system. We implemented a companywide image scanning system and a new contract processing industry-specific software system that serves as a platform for a new point of sale system currently being developed. Also, over the last two years, we implemented a new vendor invoice processing system that has streamlined the way we route, code and approve invoices for payment. During 2008, we established a Continuous Improvement department to work solely on these efforts. We expect that these new systems and processes will improve productivity over time, and, as we look at our opportunities for growth, we expect to leverage the efficiencies that we have achieved.

Financial information about industry and geographic segments. For financial information about our industry segments for fiscal years 2011, 2010 and 2009, see Note 20 to our consolidated financial statements included in Item 8.

Business Strategy

Our business strategy aims to improve our revenues, profitability and cash flow by implementing our long-term strategic plan, which has four components: our “Best in Class” initiative, our “New Invention” initiative, our “Manage for Cash, Invest for Growth” initiative and our “Continuous Improvement” initiative.

Improve rooftop performance through our “Best in Class” initiative. During fiscal year 2009, we completed the initial implementation of the “Best in Class” component of our strategic plan. The initiative is designed to improve the performance of all of our rooftop locations, by repositioning us from more decentralized practices to more standardized “Best in Class” practices. We have given all managers the same key metrics by which they can measure their performance, and have provided tools to facilitate the sharing of best practices by key metrics across the organization. For example, key metrics include the number of funeral calls and amount of preneed sales. If funeral calls or preneed sales are below expectations at a particular location, our program provides suggestions taken from our best performing locations that the manager can use to help grow funeral calls and preneed sales. We are also looking at locations that are not producing acceptable levels of profitability to determine if changes can be made to achieve “Best in Class” results or if divestiture is a more prudent option. The ultimate goal is organic growth and increased profitability.

Additionally through our “Best in Class” initiative, we are focused intently on improving our revenues from cremation customers. We have hired new management devoted solely to this effort and intend to continue to devote significant resources to it. For additional information, see “Operations-Enhanced cremation offerings.” We are also working to expand our third-party affiliations. For additional information, see “Operations-Third-party affiliations.”

Introduce new related revenue sources through our “New Invention” initiative. The “New Invention” component of our strategic plan seeks to generate new tangential growth opportunities not tied to the growth of our base business. An example of our progress with this initiative is our investment, along with other industry participants, in an internet start-up company called Tributes.com. Tributes.com offers consumers a means to create meaningful and lasting remembrances that either complement or substitute for traditional newspaper obituary notices. Previously, our locations incurred labor costs for preparing obituary notices, but did not receive any compensation from the publications that receive a fee for publishing the notice. Tributes.com is intended to allow us to capture market share in the existing obituary notice revenue stream in each of the communities in which we operate, and to increase that revenue stream by offering additional and/or permanent memorialization options. While Tributes.com is still a start-up company, we believe it will have significant benefits to our Company, the industry and the families we serve. Additionally, we have begun using the websites of our businesses to create new sales channels. For additional information, see “Operations-E-commerce.”

“Manage for Cash, Invest for Growth.” This includes strengthening our balance sheet, supporting our base businesses, growing through prudent acquisitions, supporting new invention and deploying cash flow to improve shareholder returns. The acquisition component of our strategic plan is to acquire businesses and implement our “Best in Class” practices in them. We will evaluate acquisition opportunities that make sense for our business strategy at prices we believe will result in satisfactory returns to our shareholders. During fiscal year 2011, we completed $9.1 million of acquisitions.

During the last five fiscal years, we have generated more than $60 million each year in cash flow from operations. As an indication of our board’s confidence in the strength of our balance sheet and ability to continue to generate cash flow, our board increased our annual cash dividend by 17 percent to $.14 per share in June 2011. Twice during fiscal year 2011, our board increased the availability under our current stock repurchase program, for a total increase of $50 million. We repurchased 4.5 million shares of our stock under our stock repurchase program for approximately $28.7 million during fiscal year 2011. Also in fiscal year 2011, we completed the acquisitions of two funeral/cemetery combinations, completed the construction of one additional stand-alone funeral home and one funeral home that is part of a combination operation and purchased a funeral home building that we previously leased. During fiscal years 2009 and 2010, we repurchased $82.6 million and $35.9 million, respectively, principal amount of our outstanding senior convertible notes at a significant discount to their par value. Since the inception of the debt repurchase program in fiscal year 2009, we have repurchased $118.5 million of our senior convertible notes at $26.5 million less than face value and have produced $3.8 million of annual cash interest savings. We will continue to evaluate the use of our cash to pay dividends, repurchase debt and stock, invest in our strategic initiatives, construct funeral homes on cemeteries of unaffiliated third parties or in strategic locations and make acquisitions of, or investments in, death care or related business, with a view towards choosing the best opportunities to enhance long-term shareholder value.

Increase efficiencies and profits through our “Continuous Improvement” initiative. This effort aims to eliminate waste and inefficiency, produce more timely and accurate information for management, and improve productivity over time. This includes embracing technology, standardized training, and cost reduction initiatives. Our corporate general and administrative expenses for fiscal year 2011 were the lowest in the last five fiscal years.

The Death Care Industry

Industry consolidation. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The decade of the 1990s witnessed a trend of family-owned firms consolidating with larger organizations, but this trend slowed dramatically in 1999. As the number of consolidators participating in the acquisition market declined, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. We estimate that our industry, which consists of approximately 20,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue.

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

During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing/restructuring debt. During fiscal years 2000 through 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. During fiscal years 2008 through 2011 we focused on our new long-term strategic plan and on implementing new business systems to further improve operations. We believe, at the appropriate pricing, that growing our organization through acquisitions remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure.

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

Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.5 million in 2009 to 3.1 million in 2025. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 1.6 percent per year, from 98.6 million in 2010 to 125.0 million in 2025. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.

Growing demand for cremation. A significant trend in the United States is an increasing preference of consumers for cremations. The trend toward cremations has historically been a significant concern for traditional funeral home and cemetery operators because cremations have typically included few, if any, additional products or services other than the cremation itself. We are, however, focused intently on improving our revenues from cremations. We have hired new management devoted solely to this effort and intend to continue to devote significant resources to it. For additional information, including information about our strategies to address this trend, see “Operations-Enhanced cremation offerings” above.

Competition

Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of services or products. Discount retailers have begun marketing caskets at prices that are sometimes substantially lower than what we offer. Consumers can also now buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Market share for funeral and cemetery merchandise is largely a function of price. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of preneed funeral services.

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

On March 3, 2011, Representative Bobby L. Rush (D.-Ill.) and eleven co-sponsors introduced H.R. 900, The Bereaved Consumers’ Bill of Rights of 2011 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was referred to the Subcommittee on Commerce, Manufacturing and Trade on March 11, 2011 and no further action has been taken. We cannot predict the effect this legislation might have on us if passed.

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

Employees

As of October 31, 2011, we employed approximately 5,100 persons (including approximately 4,000 full-time employees), and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.

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

Because of our preneed sales activities and the related state trusting requirements that accompany preneed sales, our business is impacted by changes in financial markets. We maintain three types of trusts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services (together with the preneed funeral merchandise and services trusts, “preneed trusts”) and (3) cemetery perpetual care. Our trust assets are generally invested in a mix of equity and fixed-income securities, and dividend and interest rates and investment gains and losses are affected by financial market conditions that are not within our control. Generally, declines in market performance reduce the earnings in our trusts and reduce our earnings and cash flow. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise in the future and result in there being less funds available to defray the costs of cemetery maintenance. Any such deficiency would have to be covered by operating cash flow, which could have a material adverse effect on our financial position and results of operations. In addition, our subsidiary, ITI, earns trust management fees based on the fair market value of the trusts managed; therefore, declines in the fair market value of the assets in the trusts decrease the amount of fees we collect and earn for trust management.

In fiscal years 2007, 2008, 2009, 2010 and 2011 cemetery perpetual care trust earnings, preneed trust earnings and ITI trust management fees comprised 7 percent, 7 percent, 6 percent, 6 percent and 6 percent of our revenue, respectively, and 33 percent, 36 percent, 31 percent, 30 percent and 31 percent, of our gross profit, respectively, for each of those years. During fiscal year 2008 and the first quarter of fiscal year 2009, we experienced significant declines in the market value of our trust portfolio, consistent with overall market declines during that time period. During fiscal years 2010 and 2011, our preneed trusts experienced a total return of 14.2 percent and 4.4 percent, respectively, and our cemetery perpetual care trusts experienced a total return of 15.1 percent and 4.9 percent, respectively. However, these improved returns did not restore all of the market value lost during fiscal year 2008 and early 2009. On October 31, 2007, unrealized losses in our trust portfolio were $139.1 million, and on October 31, 2011, unrealized losses amounted to $142.7 million.

Declines in our perpetual care trust earnings and in revenue for fees we earn for managing our trusts impact current revenue, while realized earnings and losses on preneed trust investments are allocated to the underlying contracts and recognized as revenue when the underlying products or services are delivered. During fiscal years 2008, 2009, 2010 and 2011, we recognized $38.1 million, $29.3 million, $30.7 million and $32.9 million in revenue from trust-related activities. By comparison, in fiscal year 2007, we recognized $38.5 million from trust-related activities. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, during the fourth quarter of fiscal year 2011, we recorded impairment charges in our trusts that will impact our revenues and gross profit in future years. Given that the contracts in our preneed trusts have historically had an average term of approximately 10-15 years, we project that impairment charges recorded in the fourth quarter of fiscal year 2011 could decrease our revenue and gross profit for the foreseeable future by approximately $2 million to $4 million per year. If market conditions further deteriorate or we experience additional realized losses, trust-related revenue would decrease, and the decrease could be material. We believe that our trust investments will appreciate in value over the long-term. However, whether they will appreciate and over what time period cannot be predicted with any certainty.

Additional information regarding our trusts and related risks are described in the risk factors that follow.

Earnings in preneed trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower future revenues, earnings and cash flows.

Declines in earnings in our preneed trusts can cause a decline in our reported future revenues, earnings and cash flows. With respect to these trusts, we defer recognition and generally withdrawal of dividends, interest income and realized gains until the underlying product or service is delivered. Realized gains and losses generally have no immediate impact on our revenues, margins, earnings or cash flow, except to the extent there are tax consequences as described later in these risk factors. Dividends, interest income and realized gains and losses are allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed. In our preneed trusts, at October 31, 2011, the fair market value of the investments in the trusts of $565.0 million was $101.1 million lower than our cost basis of $666.1 million. In most of our trusts, unrealized gains and losses are not allocated to individual contracts, in accordance with our trust agreements; however, as gains and losses are realized, they are allocated to the underlying contracts and will affect the amount of earnings we recognize and cash we withdraw at the time the contracts are ultimately performed. Thus, significant unrealized losses in these trusts, if they do not recover over time, can limit future earnings available to us. Although we have significant unrealized and unallocated losses in our trust portfolio, as of October 31, 2011, we also had $179.0 million in earnings that have been realized and allocated to contracts that we will recognize in the future when the underlying contracts are performed. For fiscal years 2007 through 2011, funeral trust earnings included in our reported revenue amounted to $12.5 million, $13.2 million, $11.3 million, $11.3 million and $11.4 million, respectively, and cemetery merchandise and service trust earnings amounted to $4.6 million, $4.2 million, $3.2 million, $2.6 million and $2.9 million, respectively.

If the fair market value of these trusts were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contract. No such charge has ever been recorded. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8.

Realized capital losses in preneed trusts for which we are the grantor, if we have insufficient offsetting gains, can cause increases in our current period effective tax rate and a reduction of our current period reported net earnings and a reduction in operating cash flows in future periods.

Approximately 60 percent of the October 31, 2011 fair market value of our preneed trusts are trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. For fiscal years 2008 through 2011, the trusts for which we are the grantor incurred net gains (losses) subject to valuation allowance analysis of ($23.5) million, ($5.1) million, ($1.0) million and $10.0 million, respectively.

Realized capital losses in the trusts for which we are the grantor, if we have insufficient offsetting gains, may require us to record a valuation allowance against the related deferred tax asset, which increases our current period effective tax rate and reduces our current period reported net earnings. During fiscal year 2008, we recorded a tax valuation allowance of $7.4 million related to capital losses realized in our preneed trusts for which we are the grantor for tax purposes. We recorded an additional $0.4 million tax valuation allowance in fiscal year 2009 and were able to subsequently reduce this allowance by $1.8 million in fiscal year 2010 and $1.0 million in fiscal year 2011. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future to offset the capital loss during the carry forward period (which is limited to five years), when we perform the contract, we will pay higher taxes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all earnings in grantor trusts are ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.

As of October 31, 2011, we have approximately $98.6 million remaining in unrealized losses for tax purposes in trusts for which we are the grantor; hypothetically, if all of these losses were realized at once, this would have resulted in an additional valuation allowance of approximately $40.4 million, assuming a projected tax rate of 41 percent. We currently have only a limited amount of embedded gains in our trusts. Also, we have utilized all previous capital gains recorded in tax year 2008 and prior tax years to offset prior capital losses. Accordingly, if we experience additional realized losses in these trusts and do not have or expect to have future capital gains available (within or outside the trusts) to offset these losses, we would record an additional valuation allowance and related reduction of net income.

Earnings in cemetery perpetual care trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower current and potentially future revenues, earnings and cash flows. In addition, we may be required to fund realized net capital losses in these trusts, which would have a negative effect on our earnings and cash flow.

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

We currently recognize all dividend and interest income earned and, in states where it is permitted, realized net capital gains generated by cemetery perpetual care trusts. The cash withdrawn is used to defray the costs of cemetery maintenance. Therefore, declines in these eligible distributable earnings in cemetery perpetual care trusts would cause a decline in current earnings and cash flows. Likewise, sustained declines in these earnings would reduce future revenues and cash flows and would require cash flow from other sources to continue to maintain our cemeteries at the same level. For fiscal years 2007 through 2011, earnings in these trusts contributed $10.2 million, $10.7 million, $6.8 million, $7.4 million and $8.6 million, respectively, to cemetery revenue.

In our cemetery perpetual care trusts, at October 31, 2011, the fair market value of our investments of $239.6 million was $30.7 million lower than our cost basis of $270.3 million. If we realize losses in our cemetery perpetual care trusts and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trust to cover the net realized loss or may require us to stop withdrawing earnings until future earnings cover the net realized loss.

In those states where we have withdrawn realized net capital gains in the past, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2011, $12.0 million was recorded for the estimated probable funding obligation. We are currently utilizing some of the amounts that could be withdrawn from the trusts to satisfy our funding obligation resulting from previously realized capital losses. As of October 31, 2011, we had net unrealized losses of $36.7 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.

In those states where realized net capital gains have not been withdrawn, due to the different laws and our trust agreements in those states, we do not believe that we will be required to replenish the realized net capital loss, and have not recorded a funding obligation; however, it is possible that regulators may disagree with our conclusion, and future funding obligations may exist. As of October 31, 2011, the realized net capital loss in these trusts was $2.0 million, and the unrealized loss was $5.0 million.

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

Reduced market values of preneed trusts and cemetery perpetual care trusts will also reduce our trust management fees.

The fees that our subsidiary, ITI, earns for managing the trusts are based on the fair market value of the trusts as determined by quoted market prices. Thus as market values decline, the earnings ITI earns and the cash we withdraw for managing the trusts is also reduced. To the extent market values do not improve, we will earn less in ITI fees than we have historically earned. During fiscal years 2007 through 2011, ITI trust management fees collected were approximately $11.2 million, $10.0 million, $8.0 million, $9.4 million and $10.0 million, respectively.

Our trust portfolio has a significant concentration in the financial services sector, which may be more susceptible to additional adverse impact from the current economic environment.

As of October 31, 2011, approximately 11 percent of our preneed trust portfolios and 18 percent of our cemetery perpetual care trust portfolios are invested in issuer specific investments in the financial services sector.

For the issuer specific financial services sector concentration in the preneed trust portfolio, approximately 60 percent was invested in preferred stock, 19 percent in fixed-income securities and 21 percent in common stock investments. Unrealized losses in the financial services sector represented 9 percent of the total unrealized losses of $107.3 million in our preneed trust portfolio. For the issuer specific financial services sector concentration in the cemetery perpetual care trust portfolio, approximately 66 percent was invested in preferred stock, 26 percent in fixed-income securities and 8 percent in common stock investments. Unrealized losses in the financial services sector represented 18 percent of the total unrealized losses of $35.4 million in our cemetery perpetual care trust portfolios.

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

A reduction in federal tax rates could result in a significant non-cash charge to earnings.

As of October 31, 2011, we had approximately $104.5 million of net deferred tax assets. If federal tax rates are reduced by Congress, we could incur a significant non-cash charge to earnings.

A weakened economy could decrease preneed sales. A reduction in discretionary spending could also decrease amounts at-need customers are willing to pay, and could cause third-party insurance providers that fund our insurance-funded preneed funeral contracts to experience financial difficulties.

A weakened economy that causes customers to reduce discretionary spending could cause, and we believe has caused, declines in preneed sales, and could also decrease the amounts at-need customers are willing to pay. Declines in preneed cemetery property sales and average revenue per at-need event would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share.

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

Some of the preneed funeral contracts we sell are funded by life insurance or annuity contracts issued by third-party insurers. The net amount of these contracts that have not been fulfilled as of October 31, 2011 was $557.3 million. These contracts are not reflected in our consolidated balance sheet, but we include them when we discuss our anticipated “backlog” or anticipated future revenue from preneed funeral sales. Approximately 72 percent of these contracts have been funded by Forethought Life Insurance Company (“Forethought”). If Forethought or any other insurance companies that have issued policies to our customers experience financial difficulties, our potential future revenue associated with these contracts, and commissions we would receive from selling these types of contracts in the future, could be at risk. For a discussion of our revenue recognition policies for insurance-funded preneed funeral contracts, see Note 2(i) to our consolidated financial statements included in Item 8.

Continued economic weakness and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.

As of October 31, 2011, goodwill amounted to $247.0 million, consisting of $198.3 million in the funeral segment and $48.7 million in the cemetery segment. Our cemetery segment tends to be more sensitive to goodwill impairments because it has a heavier reliance on preneed sales that are impacted by changes in consumer sentiment and customer discretionary income. If current economic conditions worsen causing decreased revenues and increased costs or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairments.

Servicing our debt will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. We have a senior secured revolving credit facility due in 2016, on which no amounts were drawn as of October 31, 2011, and $331.5 million in fixed-rate long-term debt becoming due in 2014 through 2019. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our senior secured revolving credit facility will be sufficient to meet our debt service and other cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility and other long-term debt as they become due. Our ability to generate cash, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our debt agreements. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Our same-store funeral call volumes have not increased for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.

While our same-store funeral call volume increased in fiscal year 2011, our same-store funeral call volumes decreased for three of the last five years due to many factors described elsewhere in this report, including the number of deaths and intense competition in our markets, and our ability to identify changing consumer preferences. From fiscal years 2007 to 2011, we experienced same-store funeral call volume changes of (2.2) percent, 0 percent, (5.9) percent, (2.1) percent, and 0.6 percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or alternative sources of revenue.

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

Discount retailers sell caskets at prices substantially lower than prices we offer. Consumers can also buy caskets in funeral supply stores and directly from manufacturers, as well as over the Internet. Competition from these sources could reduce our casket sales, which could adversely affect funeral revenues and margins.

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

We may not be successful in maintaining our margins and may incur additional costs. For example, in the past, we have experienced increased property and casualty insurance costs primarily as a result of hurricanes and natural disasters. On March 23, 2010, the Patient Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. We did experience increased healthcare costs in fiscal year 2011. We also incurred additional costs in fiscal year 2011 in conjunction with improving our business systems and implementing new growth initiatives. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.

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

We have an estimate included in our deferred revenue liability of approximately $2.0 million primarily related to certain unidentified contracts sold prior to the time we acquired certain businesses, and we may become aware of new information that would require us to increase that estimated liability.

From time to time, contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses for which we were previously unaware. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered, but the revenue was not yet recognized. Using historical trends and statistical analyses, we have recorded an estimated liability for these items of approximately $2.0 million as of October 31, 2011. To the extent we are made aware of contracts that exceed the estimated liability recorded, or cause us to conclude that we should increase the estimated liability recorded, we would have to record a charge to earnings for the estimated cost to deliver the products and services.

Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of other shareholders.

As of October 31, 2011, our Chairman, Frank B. Stewart, Jr., held 7,217,005 shares (or approximately 8.5 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. There is no established public trading market for our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 35 percent of our total voting power, while holding approximately 12 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of other shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions such as mergers and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.

We may be unable to repurchase our senior convertible notes and 6.50 percent senior notes when required by the holders, or to pay the cash portion of the conversion value upon conversion of our senior convertible notes. In addition, we are subject to counterparty risk on the call options relating to our senior convertible notes.

Upon a change of control of our company as defined in the relevant indenture, holders of our 6.50 percent senior notes will have the right to require us to repurchase all or any part of their notes for cash at a price equal to 101 percent of the principal amount of the notes repurchased, plus any accrued and unpaid interest. In addition, upon fundamental change events specified in the relevant indenture, holders of our senior convertible notes may require us to purchase for cash all or a portion of their notes at a price equal to 100 percent of the principal amount of the notes plus accrued and unpaid interest. Also, upon conversion of our senior convertible notes, we will be required to deliver to the holders a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of the notes. As a result, we may be required to pay significant amounts of cash to holders of the senior convertible notes upon conversion. We cannot assure you that we will have sufficient financial resources to make these payments when due. Any inability to make these payments would constitute an event of default under the indentures governing these notes and would also cause cross-defaults under the terms of our other debt agreements.

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

Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. In connection with the fiscal year 2009 and 2010 repurchases of our senior convertible notes, the number of shares of Class A common stock subject to the warrants was reduced to 6.9 million related to the senior convertible notes due in 2014 and 3.6 million related to the senior convertible notes due in 2016. For additional information, see Notes 14 and 16 to our consolidated financial statements included in Item 8.

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

Our ability to maintain compliance with our covenants under our senior secured revolving credit facility and 6.50 percent senior notes is dependent upon many factors. Covenant restrictions may also limit our ability to operate our business.

Our senior secured revolving credit facility and the indenture governing the 6.50 percent senior notes contain, among other things, covenants that restrict our and our subsidiaries’ activities. Our senior secured revolving credit facility limits, among other things, our and the guarantors’ ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale and leaseback transactions; consummate specified asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets. In addition, our senior secured revolving credit facility contains specific limits on capital expenditures. Furthermore, our senior secured revolving credit facility requires us to maintain specified financial ratios and satisfy periodic financial condition tests. The indenture governing the 6.50 percent senior notes restricts our and the guarantors’ ability to create liens on assets, enter into sale and leaseback transactions and merge or consolidate with other companies. Our and our subsidiaries’ future indebtedness may contain similar or even more restrictive covenants. See Note 14 to the consolidated financial statements included in Item 8 for additional information on our debt covenants.

These covenants may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. In addition, events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. We might not meet those covenants, and the lenders might not waive any failure to meet those covenants. A breach of any of those covenants could result in a default under such indebtedness. If an event of default under our senior secured credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. Any such declaration would also result in an event of default under the indenture governing the 6.50 percent senior notes. For additional information, see “Liquidity and Capital Resources” included in Item 7.

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

Although we have not made any significant acquisitions in recent years, we may in the future. Also, our “New Invention” initiative calls for us to seek to generate new tangential growth opportunities not tied to the growth of our base business. Any such acquisitions and investments have risks. We may fail to identify suitable candidates, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.

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

Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline and could cause a decline in the number of preneed sales being delivered, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2009 to 2025, longer life spans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations could represent approximately 57 percent of deaths in the United States by the year 2025, compared to 38 percent in 2009. In fiscal years 2007, 2008, 2009, 2010 and 2011, 39 percent, 40 percent, 41 percent, 42 percent and 43 percent, respectively, of the funeral services we performed in our operations were cremations, and the percentage of those that were direct cremations has increased. A full service cremation, which includes a funeral service, merchandise and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials, although the cemetery property sale revenue would generally be lower. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. During fiscal years 2007 through 2011, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service cremations and have begun a program of enhancing our cremation memorialization offerings in our cemeteries. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations.

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

In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, Puerto Rican and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several jurisdictions and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, impose or increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects. On March 3, 2011, Representative Bobby L. Rush (D.-Ill.) and eleven co-sponsors introduced H.R. 900, The Bereaved Consumers’ Bill of Rights of 2011 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was referred to the Subcommittee on Commerce, Manufacturing and Trade on March 11, 2011 and no further action has been taken. We cannot predict the effect this legislation might have on us if passed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the number of funeral homes and cemeteries we operated in each of our operating segments as of October 31, 2011:

Operating Segment	Number of Locations	Geographic Areas

Funeral	218	Alabama (8), Arkansas (5), California (47), Florida (38), Georgia (2), Illinois (4), Kansas (3), Louisiana (3), Maryland (5), Mississippi (2), Missouri (9), Nebraska (2), North Carolina (10), Oregon (6), Pennsylvania (2), South Carolina (9), Tennessee (8), Texas (25), Virginia (4), Washington (2), West Virginia (11) and Puerto Rico (13)

Cemetery	141	Alabama (5), Arkansas (3), California (7), Florida (19), Georgia (5), Kansas (4), Kentucky (1), Louisiana (5), Maryland (9), Mississippi (2), Missouri (6), Nebraska (2), North Carolina (10), Ohio (2), Oregon (1), Pennsylvania (3), South Carolina (6), Tennessee (7), Texas (13), Virginia (13), Washington (1), West Virginia (6), Wisconsin (3) and Puerto Rico (8)

	359

As of October 31, 2011, approximately 77 percent of our 218 funeral home locations were owned by our subsidiaries, and approximately 23 percent were held under operating leases. The leases have terms ranging from one to 19 years, except for one lease that expires in 2032 and seven leases that expire in 2039 (six of which are with the Archdiocese of Los Angeles). An aggregate of $0.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.

As of October 31, 2011, we owned 141 cemeteries covering a total of approximately 10,000 acres. Although approximately 38 percent of the total acreage is available for future development, life spans of our cemeteries can be extended by different types of cemetery development such as the construction of mausoleums, columbariums, niche spaces and cremation gardens.

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

Name	Age	Position

Thomas M. Kitchen	64	President, Chief Executive Officer and Director(1)

Lewis J. Derbes, Jr.	40	Senior Vice President, Chief Financial Officer and Treasurer(2)

Kenneth G. Myers, Jr.	54	Executive Vice President of Operations and Sales(3)

Lawrence B. Hawkins	63	Executive Vice President and President – Investors Trust, Inc.

Martin de Laurèal	60	Senior Vice President of Corporate Development and Investor Relations(4)

Christine Hunsaker	45	Senior Vice President of Cremation(5)

G. Kenneth Stephens, Jr.	50	Senior Vice President – Eastern Division(6)

Michael Miller	41	Senior Vice President – Western Division(7)

Lisa T. Winningkoff	44	Senior Vice President and Corporate Secretary, Senior Administrative Officer(8)

Angela M. Lacour	39	Senior Vice President of Finance and Chief Accounting Officer(9)

Larry Merington	57	Vice President of Strategic Market Development(10)

(1)

On January 24, 2011, Mr. Kitchen was appointed to the position of President and Chief Executive Officer effective April 7, 2011. Mr. Kitchen previously served as Senior Executive Vice President since March 31, 2007 and as Chief Financial Officer since December 2, 2004. He has also served as a director since February 18, 2004. From June 30, 2006 through March 31, 2007, Mr. Kitchen served as acting Chief Executive Officer. From July 2003 until he became our Chief Financial Officer, he served as an investment management consultant with Equitas Capital Advisors, LLC. From 1987 to 1999, he was Chief Financial Officer of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers. He served as President of Avondale from 1999 to 2002, after Avondale’s acquisition by Litton Industries, which was subsequently acquired by Northrop Grumman Corporation.

(2)

On January 24, 2011, Mr. Derbes was appointed Senior Vice President and Chief Financial Officer effective April 7, 2011 and continued his position as Treasurer. Previously Mr. Derbes held the position of Senior Vice President of Finance, Secretary and Treasurer since July 2008. He served as Vice President, Secretary and Treasurer of the Company from May 2005 through July 2008. Prior to joining the Company, Mr. Derbes served as Chief Financial Officer of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels, from 2002 through 2004 and as Operations Manager of Kirschman’s LLC, a furniture retailer, from late 2004 until joining the Company.
(3)

On August 10, 2011, Mr. Myers was appointed to the position of Executive Vice President of Operations and Sales. Prior to that time, he served as Senior Vice President of Operations since June 2008. He served as Senior Vice President of Finance of the Company from February 2006 through June 2008. He has also served as a consultant to the Company from February 2005 to February 2006. From July 2004 through February 2006, he provided consulting services specializing in Sarbanes-Oxley compliance. From 2001 to 2004, he was the Chief Executive Officer, President and Director of Conrad Industries, a publicly-traded company engaged in the construction and repair of government and commercial marine vessels. From 1992 to 2001, he served as Vice President of Avondale Industries, Inc., a publicly-traded company engaged in the design, construction, system integration and repair of large, complex ships for commercial and government customers, which was subsequently acquired by Northrop Grumman Corporation.

(4)

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

(6)

On August 10, 2011, Mr. Stephens was appointed Senior Vice President – Eastern Division. Prior to that time, he served as Senior Vice President of Sales since March 2009. He served as Executive Vice President and President of our former Western Division from July 2005 through March 2009. From January 2000 to July 2005, he served as Senior Vice President and President of our former Eastern Division.

(7)

On August 10, 2011, Mr. Miller was appointed Senior Vice President – Western Division. He previously served as the Regional Vice President for the Company’s Western Region. He joined the Company in 1988 and became a member of the management team at Laurel Land Funeral Home in Dallas. In 2000, Mr. Miller was named Director of Operations for Southern California, and was named Regional Vice President of Southern California in 2005 when the Catholic Mortuaries were added to his area of responsibility.

(8)

On July 7, 2011, Ms. Winningkoff was appointed Senior Vice President and Corporate Secretary while continuing to serve as the Company’s Senior Administrative Officer. Prior to that time, she served as Vice President and Senior Administrative Officer since December 2005. From December 2004 to December 2005, she served as the Company’s Compensation and Benefits Director. From July 2002 through December 2004, she served as the Director of Compliance. She joined the Company in June 1991 and held several financial and accounting positions, including Assistant Treasurer and Director of Financial Reporting.

(9)

On July 7, 2011, Ms. Lacour was appointed Senior Vice President of Finance while continuing to serve as the Company’s Chief Accounting Officer. Prior to that time, she served as Vice President, Corporate Controller and Chief Accounting Officer since July 2006. She joined the Company in February 1997 and has served in a variety of financial and accounting positions including Director of Financial Reporting and Assistant Corporate Controller. Prior to joining the Company, Ms. Lacour was an auditor with KPMG LLP for four years.

(10)

On August 9, 2010, Mr. Merington was appointed Vice President of Strategic Market Development. From March 2009 through August 2010, he was Senior Vice President of Marketing. Prior to that time, he served as Senior Vice President of Sales and Marketing since September 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner, Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the United States Air Force in Afghanistan. From 1996 through 2001, he served various senior management roles at Browning-Ferris Industries before becoming president of its Gas Services Division.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 30, 2011, the closing sale price as reported by the NASDAQ Stock Market was $6.22. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2011, there were 863 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2011
Fourth Quarter	$7.03	$5.14
Third Quarter	8.21	6.51
Second Quarter	8.39	6.32
First Quarter	6.94	5.35

Fiscal Year 2010
Fourth Quarter	$5.74	$4.60
Third Quarter	6.99	4.99
Second Quarter	6.87	4.50
First Quarter	5.47	4.38

There is no established public trading market for our Class B common stock. As of October 31, 2011, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2011, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 35 percent of our total voting power and held approximately 12 percent of our outstanding equity.

Dividends

The Company paid a quarterly cash dividend of two and one-half cents per share for its Class A and Class B common stock from April 2005 through June 2009. In September 2009, the quarterly cash dividend was increased to three cents per share. In June 2011, the quarterly cash dividend was increased to three and one-half cents per share. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our senior secured revolving credit facility. See Note 14 to the consolidated financial statements included in Item 8.

Equity Plan Information

For information regarding compensation plans under which equity securities of the Company are authorized for issuance, see Part III, Item 12.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
August 1, 2011 through August 31, 2011	719,700	$6.21	719,700	$27,441,182

September 1, 2011 through September 30, 2011	703,313	$5.85	703,313	$48,326,724

October 1, 2011 through October 31, 2011	754,312	$6.05	754,312	$43,759,483

Total	2,177,325	$6.04	2,177,325	$43,759,483

(1)

We announced a $25.0 million stock repurchase program on September 19, 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of October 31, 2011, we had repurchased 11.9 million shares for $81.2 million at an average price of $6.83 per share and have $43.8 million remaining under this program.

Item 6.	Selected Financial Data

The tables below contain selected consolidated financial data as of and for the years ended October 31, 2007 through October 31, 2011. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

	000000000000	000000000000	000000000000	000000000000	000000000000
	Year Ended October 31, (1)
	2011(2)	2010(3)	2009(4)	2008(5)	2007(6)
Statement of Earnings Data:
Total revenues	$512,664	$499,907	$486,379	$526,246	$521,332
Total gross profit	$100,417	$96,739	$87,619	$100,607	$112,307

Earnings (loss) from continuing operations	$38,555	$30,569	$23,191	$(7,468)	$38,038
Earnings from discontinued operations	—	409	75	134	577

Net earnings (loss)	$38,555	$30,978	$23,266	$(7,334)	$38,615

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.43	$.33	$.25	$(.08)	$.36
Earnings from discontinued operations	—	—	—	—	.01

Net earnings (loss)	$.43	$.33	$.25	$(.08)	$.37

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.42	$.33	$.25	$(.08)	$.36
Earnings from discontinued operations	—	—	—	—	.01

Net earnings (loss)	$.42	$.33	$.25	$(.08)	$.37

Dividends declared per common share	$.13	$.12	$.105	$.10	$.10

	October 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Assets	$2,157,098	$2,142,866	$2,099,004	$2,087,306	$2,419,716
Long-term debt, less current maturities	317,821	314,027	339,721	402,291	396,620
Shareholders’ equity	427,676	425,484	408,657	396,232	457,554

Selected Consolidated Operating Data

	0000000000000		0000000000000	0000000000000	0000000000000	0000000000000
	Year Ended October 31,
	2011		2010	2009	2008	2007
Operating Data:
Funeral homes in operation at end of period	218		217	218	221	221

At-need funerals performed	34,330		34,652	35,581	37,589	38,072
Prearranged funerals performed	20,373		19,795	19,984	21,436	21,275

Total funerals performed	54,703		54,447	55,565	59,025	59,347

Prearranged funerals sold	26,235		26,656	26,966	28,390	29,953
Backlog of prearranged funerals at end of period	332,865	(7)	331,374	331,041	329,085	329,617

Cemeteries in operation at end of period	141		140	140	139	139

(1)	Effective November 1, 2007, we implemented the required guidance related to uncertain tax positions and recognized a $1.0 million charge to the November 1, 2007 accumulated deficit balance.

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

(2)	During fiscal year 2011, we recorded the following items:

•	$2.0 million included in corporate general and administrative expenses related to spending on e-commerce and third-party growth initiatives.

•	$12.4 million in hurricane related insurance proceeds (see Note 22 to the consolidated financial statements).

•

$1.9 million charge for the loss on early extinguishment of debt as a result of the refinancing of our senior secured revolving credit facility and senior notes (see Note 14 to the consolidated financial statements).

(3)	During fiscal year 2010, we recorded the following items:

•	$0.3 million included in corporate general and administrative expenses related to spending on e-commerce and third-party growth initiatives.

•	$0.6 million in gains on dispositions recorded in discontinued operations (see Note 12 of the consolidated financial statements).

•	$1.0 million charge for the loss on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 14 to the consolidated financial statements).

(4)	During fiscal year 2009, we recorded the following items:

•	$6.2 million in gains on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 14 to the consolidated financial statements for additional information).

•	$3.4 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses (see Note 6 to the consolidated financial statements).

•

$0.4 million in net hurricane related expenses primarily related to the lawsuit we filed against our insurance carriers related to our Hurricane Katrina claim (see Note 22 to the consolidated financial statements).

•	$0.3 million in separation charges related to the separation pay of a former executive officer and costs related to the reorganization of our operating structure.

(5)	During fiscal year 2008, we recorded the following items:

•	$26.0 million charge for goodwill impairment.

•

$13.3 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses and a $7.4 million tax valuation allowance as a result of realized trust investment losses.

•	$2.3 million in net hurricane related expenses related to Hurricanes Ike and Katrina.

(6)	During fiscal year 2007, we recorded the following items:

•	$0.7 million charge for the loss on early extinguishment of debt as a result of the refinancing in connection with our senior convertible debt transaction.

•	$2.5 million in net hurricane related expenses related to Hurricane Katrina.

•	$0.6 million in separation charges related to separation pay of former executive officers and additional reorganization costs for the 2005 restructuring of the divisions.

(7)

Our backlog of preneed funerals is comprised of trust-funded contracts and insurance-funded contracts. As described in Note 2(i) to the consolidated financial statements included in Item 8, insurance-funded preneed funeral contracts are not reflected in our consolidated balance sheets. As of October 31, 2011, 56 percent of our preneed funeral backlog is comprised of trust-funded contracts and 44 percent is insurance-funded contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of October 31, 2011, we owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sale contracts for cemetery property and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale.

General

By focusing on our long-term strategic plan, we maintained a strong balance sheet and improved revenue, gross profit, earnings and earnings per share during fiscal year 2011. We reported earnings from continuing operations of $38.6 million, or $.42 per diluted share, total revenue of $512.7 million and total gross profit of $100.4 million in fiscal year 2011. Our net earnings for fiscal year 2011 included a $12.4 million ($7.5 million after-tax) insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages. In fiscal year 2010, we reported earnings from continuing operations of $30.6 million, or $.33 per diluted share, total revenue of $499.9 million and total gross profit of $96.7 million.

Our operating results in 2011 were strong in comparison to the last few fiscal years. During fiscal year 2011, we experienced the highest net earnings and earnings per share, the highest increase in same-store funeral calls, the highest annual cemetery property sales and the lowest corporate general and administrative costs in the last three fiscal years.

We generated $86.8 million in operating cash flow during fiscal year 2011 and had $66.4 million of cash and marketable securities and no amounts borrowed on our $150.0 million senior secured revolving credit facility at fiscal year end. During fiscal year 2011, we announced a 17 percent increase in our quarterly dividend to $.035 per share and returned $11.8 million to our shareholders through the payment of dividends. We repurchased 4.5 million shares, or 5 percent, of our outstanding Class A common stock for $28.7 million under our share repurchase program. We invested $9.1 million in acquisitions, completed construction of two new funeral homes and expensed $2.0 million related to spending on e-commerce and third-party growth initiatives, which we expect to produce new revenue for us in the future. We also extended our debt maturity profile at favorable terms, refinancing our $200.0 million senior notes and increasing the size and extending the maturity of our senior secured revolving credit facility.

During fiscal year 2011, same-store funeral services increased 0.6 percent and we experienced a 1.6 percent increase in our average revenue per traditional funeral and a 3.3 percent increase in our average revenue per cremation service. During the fiscal year, we have improved the average revenue per cremation event, and increased the number of cemetery sales to cremation customers, by emphasizing to the cremation family the benefit of memorializing a life well lived. Throughout the last few years, we have addressed funeral service volumes and increases in cremation through our “Best in Class” initiative, enhanced sales and marketing efforts and our emphasis on personalization. We have intensified our efforts to market full service cremations, including better marketing of our memorialization options to our cremation consumers. We have also increased our cremation staff, including individuals with extensive industry and cremation experience, to support our current operations and sales teams in growing cremation revenues and profits. In addition, in fiscal year 2010 we began to develop cremation gardens and other cremation memorialization projects in our cemeteries. We have successfully completed nine cremation projects, and we currently have 13 projects under construction with more than 20 additional projects under feasibility review. In fiscal year 2011, we spent approximately $4.1 million on these projects and plan to spend approximately $12 million in fiscal year 2012. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. Additional information about our business and strategies can be found in Item 1. “Business.”

Our trust earnings continue to be impacted by the volatility in the financial markets. The adverse financial market conditions throughout the latter part of fiscal year 2008 and the early part of fiscal year 2009 caused a decrease in our revenue from trust activities. From fiscal 2007 through 2011, we recognized $38.5 million, $38.1 million, $29.3 million, $30.7 million and $32.9 million in revenue from trust-related activities, respectively. During fiscal 2007 through 2011, our trust portfolios had total returns of 8.2 percent, (29.5) percent, 15.4 percent, 14.2 percent and 4.4 percent, respectively, in our preneed trusts and 6.3 percent, (25.9) percent, 19.9 percent, 15.1 percent and 4.9 percent, respectively, in our cemetery perpetual care trusts.

Some of the equity securities in our trust portfolios have been in an unrealized loss position for an extended period of time. Many of these securities increased in value as the equity markets recovered in the 2002 to 2007 time frame, but declined significantly when the equity markets experienced dramatic declines at the end of 2008 and early 2009. At their lowest quarter-end point, our trust portfolios reached a net unrealized loss position of $370.6 million as of January 31, 2009. After these declines, the equity markets generally improved, and as of April 30, 2011 our portfolios had improved to a net unrealized loss position of $136.7 million. However, the equity markets again experienced significant declines in the summer of 2011 and have been highly volatile since. The equity markets have not regained the levels reached in 2007.

We reviewed the performance of the equity securities in our trust portfolios as of October 31, 2011 and identified securities where we believed the return required to regain our weighted average cost basis in the security was not likely to be achieved over a reasonable period of time. We considered factors specific to, and analyst forecasts for, each individual security. We also considered analyst forecasts for future stock market performance, which is in our opinion uncertain.

As of October 31, 2011, we have concluded that a number of securities in our trust portfolios are other-than-temporarily impaired. For these securities, we no longer believe that we have the ability, or in some cases, the intent to hold the securities until they recover their cost value. We have written the cost basis of these securities down to their fair market value as of October 31, 2011.

The aggregate amount of the other-than-temporary impairment recorded in our preneed trusts was $44.7 million, of which approximately 71 percent was in the financial services sector. This impairment had no impact on our balance sheet, as the securities in our preneed trust portfolios and corresponding liabilities are already recorded at fair market value on our balance sheet. The impairment also had no impact on our income statement for fiscal year 2011; however, these impairments will be allocated to the underlying contracts in our preneed trusts as of October 31, 2011, and will be recognized as the services and merchandise are performed and delivered in the future. Given that the contracts in our preneed trusts have historically had an average term of approximately 10-15 years, we project that this impairment could decrease our revenue and gross profit for the foreseeable future by approximately $2 million to $4 million per year.

The aggregate amount of the other-than-temporary impairment recorded with respect to securities in our perpetual care trusts was $11.0 million, of which approximately 51 percent was in the financial services sector. This impairment also had no impact on our balance sheet as the securities in our perpetual care trusts and the corresponding liabilities are already recorded at fair market value. The impairment also had no impact on our income statement, as we have determined that it does not create a probable funding obligation. The majority of these securities are paying dividends, which we withdraw to provide maintenance at the cemetery. We will continue to closely monitor these securities.

As of October 31, 2011, after considering the other-than-temporary impairments described above, we had securities with a cost basis of $271.3 million and fair market value of $184.3 million that have been in an unrealized loss position on a weighted average cost basis for more than 10 years, and securities with a cost basis of $45.6 million and fair market value of $34.5 million that have been in an unrealized loss position on a weighted average cost basis for five to 10 years. These securities represented 23 percent and 4 percent, respectively, of the total fair market value of the securities in our trust portfolios and approximately 61 percent and 8 percent, respectively, of the total unrealized losses in the portfolios as of October 31, 2011.

For the securities in a loss position as of October 31, 2011 that we have concluded are not other-than-temporarily impaired, we have reviewed each security individually and determined that it is not other-than-temporarily impaired. These securities need to appreciate in value 2.5 percent per year over a 10 year period to recover their cost basis. However, our overall weighted average return for the past 10 years, including one of the worst downturns in the financial markets is 3.5 percent. Based on our historical weighted average return, analyst price targets and recommendations and our analysis of the performance of these companies, we expect to be able to, and intend to, hold these securities until they recover in value.

During late fiscal 2008, we reviewed alternative asset allocation models and selected new asset allocation goals that emphasize diversification and reduce volatility. We have taken advantage of the improvement in the overall markets to adjust our asset allocation towards these goals.

Financial Summary for Fiscal Year 2011

For fiscal year 2011, net earnings were $38.6 million compared to net earnings of $31.0 million for fiscal year 2010. Net earnings for fiscal year 2011 included a $12.4 million ($7.5 million after-tax) insurance settlement related to Hurricane Katrina.

Total revenue increased $12.8 million, or 2.6 percent, to $512.7 million for fiscal year 2011, compared to $499.9 million in total revenue for fiscal year 2010. Funeral revenue increased $7.8 million, or 2.8 percent, to $283.7 million for fiscal year 2011. Our same-store funeral operations experienced a 1.6 percent increase in average revenue per traditional funeral service and a 3.3 percent increase in average revenue per cremation service. These increases were partially offset by a shift-in-mix to lower-priced cremation services resulting in an overall increase of 1.2 percent in same-store average revenue per funeral service. Same-store funeral services increased 0.6 percent, or 302 events. For the year ended October 31, 2011 we had a 1.8 percent increase in net preneed funeral sales. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue. Cemetery revenue increased $5.0 million, or 2.2 percent, to $229.0 million for fiscal year 2011. This improvement is primarily due to a $7.3 million, or 7.6 percent, increase in cemetery property sales, coupled with a $1.9 million improvement in revenue related to trust activities. These increases were partially offset by a $1.2 million reduction in finance charges as a result of reduced interest rates in this low interest rate environment and a $0.9 million decrease in merchandise delivered.

Consolidated gross profit increased $3.7 million, or 3.8 percent, to $100.4 million for fiscal year 2011. Cemetery gross profit increased $2.7 million, or 8.7 percent, to $33.8 million for fiscal year 2011, even after considering a $1.1 million positive impact in fiscal year 2010 of perpetual care withdrawals related to prior cancellations which we used to offset our perpetual care expenses. Funeral gross profit increased $1.0 million, or 1.5 percent, to $66.6 million for fiscal year 2011 primarily due to the increase in funeral revenue, partially offset by an increase in funeral expenses. This increase in expenses is primarily due to changes made in our compensation package to incentivize improvements in operational performances, as well as an increase in health and general liability insurance, funeral bad debt and energy costs.

Corporate general and administrative expenses decreased $0.3 million to $28.0 million for fiscal year 2011, compared to $28.3 million for the same period 2010. During fiscal year 2010, we experienced increased litigation costs primarily related to the settlement of litigation. During fiscal year 2011, we realized cost savings from our continuous improvement initiatives. The savings from the continuous improvement initiative were used to fund $2.0 million of expenses related to spending on e-commerce and third-party growth initiatives, which we expect to produce new revenue for us in the future. For additional information on our e-commerce and third-party growth initiatives see Item 1. “Business-Operations.” Interest expense decreased $1.7 million to $22.7 million for fiscal year 2011 primarily due to the significant repurchases of a portion of our senior convertible notes in the open market that occurred through fiscal year 2010.

The effective tax rate for fiscal year 2011 was 37.7 percent compared to 31.3 percent for fiscal year 2010. The increased rate in fiscal year 2011 is primarily due to a $2.9 million charge to income tax expense in the first quarter of fiscal year 2011 as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was offset primarily by a reduction in the valuation allowance related to our capital loss carry forward, due in part to the performance of our trust portfolio during fiscal year 2011. In fiscal year 2010, the effective tax rate was positively impacted by a $1.8 million tax benefit caused by the reduced valuation allowance on the capital loss carry forward and a $1.5 million tax benefit attributable to the utilization of state net operating loss carryovers realized from our state tax planning strategies.

During fiscal year 2011, we increased our quarterly cash dividend to $.035 per share from $.030 per share, and added $50.0 million to our share repurchase program. We paid $11.8 million in dividends to our shareholders in fiscal year 2011, compared to $11.2 million in fiscal year 2010. Throughout fiscal year 2011, we repurchased 4.5 million shares of our Class A common stock for $28.7 million under our stock repurchase program. Subsequent to year-end, we repurchased an additional 0.6 million shares of our outstanding Class A common stock for $3.7 million. Currently, we have $40.1 million remaining under our $125.0 million program.

In April 2011, we completed refinancing transactions that significantly extended our debt maturity profile at favorable terms. We issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due 2013. We redeemed the remaining $5.8 million of 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity to April 2016. The amended $150.0 million senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a charge for the early extinguishment of debt of $1.9 million during fiscal year 2011.

Cash flow provided by operating activities for fiscal 2011 was $86.8 million compared to $63.4 million for fiscal year 2010. The increase in operating cash flow is primarily due to $11.3 million of the Hurricane Katrina settlement received during the fourth quarter of 2011. In addition, we experienced a change in working capital during fiscal year 2011, primarily driven by the timing of trust withdrawals and deposits, partially offset by an increase in inventory and receivables. These increases are due in part to the improved cemetery property sales, which are typically financed.

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

Backlog

We estimate that as of October 31, 2011 and 2010 the future value of our preneed funeral and cemetery merchandise and services backlog represented approximately $1.7 billion of revenue to be recognized in the future as these prepaid products and services are ultimately delivered. This is made up of approximately $1.1 billion from trust and $0.6 billion from insurance. This represents the face value of the backlog taking into account unrealized earnings and losses on the funds held in trust and realized earnings and losses (including impairments) on the funds held in trust not yet recognized as revenue plus the earnings that are projected on the funds held in trust and the current face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our historical experience, with the majority of existing contracts expected to mature over the next 15 years. In addition, in fiscal years 2011 and 2010, the analysis assumes a weighted annual return of approximately 4 percent projected from our trusts over the expected life of the contracts and zero percent for increasing death benefits as it is at the discretion of the insurance company. Actual results could differ materially from our assumptions used in the calculation. Proceeds of these insurance policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes.

Supplemental Trust Portfolio Information

We maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services (together with the preneed funeral merchandise and services trust, “preneed trusts”) and (3) cemetery perpetual care. The size of the trusts depends primarily upon the level of preneed sales and maturities, the amount of dividend and interest income and investment gains or losses and funds added through acquisitions, if any.

As of October 31, 2011, approximately 9 percent of our trust portfolio was invested in cash, 31 percent in fixed-income securities, 52 percent in equities, 4 percent in real estate index funds, 2 percent in commodity index funds, 1 percent in master limited partnership index funds and 1 percent in other investments. Our trust portfolios and trust earnings continue to be impacted by volatility in the financial markets and contain a substantial proportion of equity securities. The equity securities have generally experienced increases and decreases in value commensurate with the overall financial markets.

Some of the equity securities in our trust portfolios have been in an unrealized loss position for an extended period of time. Many of these securities increased in value as the equity markets recovered in the 2002 to 2007 time frame, but declined significantly when the equity markets experienced dramatic declines at the end of 2008 and early 2009. At their lowest quarter-end point, our trust portfolios reached a net unrealized loss position of $370.6 million as of January 31, 2009. After these declines, the equity markets generally improved, and as of April 30, 2011 our portfolios had improved to a net unrealized loss position of $136.7 million. However, the equity markets again experienced significant declines in the summer of 2011 and have been highly volatile since. The equity markets have not regained the levels reached in 2007.

As of October 31, 2011, we concluded that a number of equity securities in our trust portfolios are other-than-temporarily impaired. For these securities, we no longer believe that we have the ability, or in some cases, the intent to hold the securities until they recover their cost value. We have written the cost basis of these securities down to fair market value as of October 31, 2011. The aggregate amounts of the other-than-temporary impairments recorded in our preneed trusts and our perpetual care trusts were $44.7 million and $11.0 million, respectively. This impairment had no impact on our balance sheet, as the securities in our trust portfolios and corresponding liabilities are already recorded at fair market value on our balance sheet. The impairment also had no impact on our income statement, as we have determined that it does not create a probable funding obligation. The majority of these securities are paying dividends, which we withdraw to provide maintenance at the cemetery. We will continue to closely monitor these securities. See “Overview-General” for additional information.

For the securities in a loss position as of October 31, 2011 that we have concluded are not other-than-temporarily impaired, we have reviewed each security individually and determined that it is not other-than-temporarily impaired. These securities need to appreciate in value 2.5 percent per year over a 10 year period to recover their cost basis. However, our overall weighted average return for the past 10 years, including one of the worst downturns in the financial markets is 3.5 percent. Based on our historical weighted average return, analyst price targets and recommendations and our analysis of the performance of these companies, we expect to be able to, and intend to, hold these securities until they recover in value.

During late fiscal 2008, we reviewed alternative asset allocation models and selected new asset allocation goals that emphasize diversification and reduce volatility. We have taken advantage of the improvement in the overall markets to adjust our asset allocation towards these goals.

The following table presents the annual realized return in our domestic trusts for fiscal years 2001 to 2011. The returns represent interest, dividends and realized capital gains or losses, but not unrealized capital gains or losses.

2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
6.3%	4.3%	4.8%	2.6%	4.3%	5.1%	4.8%	(3.3)%	(.4)%	1.7%	4.4%

The following table presents the annual total returns in our domestic trusts for fiscal years 2001 to 2011 including realized and unrealized gains and losses:

2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
(4.5)%	(6.4)%	16.1%	4.1%	6.0%	12.2%	7.7%	(28.5)%	16.6%	14.4%	4.6%

The table below presents the total returns of our preneed trusts and cemetery perpetual care trusts including realized and unrealized gains and losses for the periods indicated:

	Preneed Trusts	Cemetery Perpetual Care Trusts
For the year ended October 31, 2011	4.4%	4.9%
For the last three years ended October 31, 2011	11.2%	13.1%
For the last five years ended October 31, 2011	1.0%	2.7%

During fiscal years 2010 and 2011, we experienced positive trends in the overall market and in our preneed and perpetual care trusts. For the years ended October 31, 2010 and 2011, our preneed trusts experienced a total return, including both realized and unrealized losses, of 14.2 percent and 4.4 percent, respectively, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 15.1 percent and 4.9 percent, respectively.

In our preneed trusts, the fair market value of the investments in the trusts were $101.1 million and $138.6 million lower than our cost basis as of October 31, 2011 and October 31, 2010, respectively. In our cemetery perpetual care trusts, the fair market value of our investments were $30.7 million and $41.0 million lower than our cost basis as of October 31, 2011 and October 31, 2010, respectively. For additional information see Notes 4, 5 and 6 to the consolidated financial statements in Item 8. The cost basis of our trust assets reflect the price we originally paid for the securities, reduced for other-than-temporary impairments we have recorded pursuant to GAAP. The cost basis presented in our financial statements for our preneed trust assets as of October 31, 2011 includes reductions for other-than-temporary impairments that we recorded during fiscal year 2008 through fiscal year 2011 of $76.1 million, which has been allocated to the underlying contracts to be recognized in the future in our financial statements as these contracts are delivered. The cost basis presented in our financial statements for our cemetery perpetual care trusts includes reductions for other-than-temporary impairments that we recorded during fiscal year 2008 through fiscal year 2011 of $22.2 million.

We believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. Although we have significant unrealized and unallocated losses in our trust portfolio, as of October 31, 2011 and October 31, 2010, we had $179.0 million and $212.1 million, respectively, in trust earnings, net of losses, that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

Securities representing unrealized losses totaling $135.2 million at October 31, 2011 were also in a loss position at October 31, 2010, down from $195.9 million at the end of the last fiscal year. For additional information see Notes 4, 5 and 6 to the consolidated financial statements in Item 8.

The table below presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of October 31, 2011 (in millions).

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$256.7	45%	$99.4	41%
Financial Services	$64.2	11%	$43.2	18%
Information Technology	$55.4	10%	$12.8	5%

Issuer specific investments in the financial services sector represent $64.2 million of the fair market value of our preneed trust portfolio as of October 31, 2011, of which 60 percent related to preferred stock, 21 percent related to common stock and 19 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $43.2 million of the fair market value of our cemetery perpetual care trust portfolio as of October 31, 2011, of which 66 percent related to preferred stock, 26 percent related to fixed-income securities and 8 percent related to common stock.

The table below presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of October 31, 2011 (in millions).

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Financial Services	$10.0	9%	$6.3	18%
Information Technology	$29.8	28%	$7.6	21%

Risks associated with the financial services sector include risk of failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets. The information technology sector risks include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation.

We perform a separate analysis to determine whether our preneed contracts are in a loss position and whether a charge to earnings to record a liability for any expected losses is required. No charge has ever been required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8. and “Overview of Critical Accounting Policies.”

We generate revenue related to the trusts from investment management fees earned by our subsidiary, ITI. During fiscal years 2007 through 2011, these fees amounted to $11.2 million, $10.0 million, $8.0 million, $9.4 million and $10.0 million, respectively. These fees are based on the fair market value of the investments in the preneed trust portfolio and the cemetery perpetual care trusts. Significant changes in the fair market value of the portfolio impact the fees earned by the Company.

Impact of Preneed Sales on Near-Term Cash

The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, whether the sale is funded by trust or insurance, the portion of the sale required to be placed into trust and the terms of the particular contracts such as the size of the down payment required and the length of the contract. We generally pay commissions to our preneed sales counselors based on a percentage of the total preneed contract price, but only to the extent cash is paid by the customer. If the initial cash installment paid by the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent customer installments. However, because we are required to place a portion of each cash installment paid by the customer into trust, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed trust sales are generally cash flow negative initially, but may become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract. Generally preneed insurance sales are slightly cash flow positive as commissions received generally exceed the commissions paid to sales counselors. Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred.

Cash flows related to earnings in our trusts, deposits and withdrawals and related matters and our cemetery perpetual care funding obligations are described in Notes 4, 5 and 6 of the consolidated financial statements included in Item 8.

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

Revenue associated with cemetery merchandise and services is recognized when the service is ultimately performed or merchandise is actually delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of ASC 360, “Property, Plant and Equipment.” Under this guidance, revenue from constructed cemetery property is not recognized until 10 percent of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to completion of its construction is recognized on a percentage of completion method of accounting. See Note 2(j) to the consolidated financial statements included in Item 8.

We defer all dividends and interest earned and net capital gains and losses realized by our preneed trusts including impairments until the underlying service or the merchandise is delivered. Unrealized capital gains and losses are not allocated to specific contracts.

From time to time, unidentified contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, we have recorded an estimated net liability for these items.

Perpetual Care Funding Obligation

Certain states allow us to withdraw realized capital gains from cemetery perpetual care trusts, while other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that we have been allowed to withdraw realized gains from the trust and then realize net losses in the trust, we may determine we have a funding obligation to restore the net realized losses of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that we will be required to restore the realized losses.

Loss Contract Analysis

Each quarter we perform an analysis to determine whether our preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and realized earnings, then subtract realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. We then consider unrealized gains and losses based on current market prices quoted for the investments, but we do not include future expected returns on the investments in our analysis. We compare the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from our deferred revenue. Due to the positive margins of our preneed contracts and the trust portfolio returns we have experienced in prior years, there is currently sufficient capacity for additional market depreciation before a contract loss would occur. No such charges have ever been recorded.

Variable Interest Entities

We consolidate our preneed trusts and our cemetery perpetual care trusts. For a more detailed discussion of our related accounting policies, see Notes 2(k) and 4 through 7 to the consolidated financial statements included in Item 8. Insurance-funded preneed funeral contracts are not recorded on our balance sheet, as described in Note 2(i) to the consolidated financial statements included in Item 8.

Determination of Whether Securities Held in Trusts are Other-Than-Temporarily Impaired

We have significant unrealized losses in securities held in our trust portfolios. Determining whether these losses are temporary or other-than-temporary is inherently subjective. To determine whether an unrealized loss is other-than-temporary, we analyze the securities on an individual trust account basis as well as a security-by-security basis. The evaluation first considers whether we have sufficient liquidity within each individual trust account to hold the investments in an unrealized loss position for an extended period of time. The liquidity assessment of the individual trust accounts includes estimates of annual trust income, historical deposits and withdrawals, cash balances, upcoming debt investment maturities and other liquidity alternatives. We also evaluate consensus analyst recommendations, concerns specific to the issuer, overall market performance and annual returns required to recover the loss. We also evaluate whether we have an intent to hold the security until it recovers in value.

If we determine that an unrealized loss is other than temporary, we must write down the cost basis of the impaired security to fair value at that time, which would generally be the current trading price. Any subsequent recovery in fair value cannot be recognized until the security is sold.

Any losses realized from other-than-temporary impairments of securities held in our trusts generally would have no immediate impact on our balance sheet, because our trust portfolio securities are already carried at fair market value on our balance sheet.

In our preneed trusts, losses from other-than-temporary impaired securities generally would have no immediate impact on our revenues, margins, earnings or cash flow. However, such losses would be allocated to the underlying contracts and would have an adverse impact on the amount of future revenue recognized from the trusts at the time the specific contract is ultimately performed. Accordingly, a determination that any significant losses in these trust portfolios are other-than-temporary could have a material adverse effect on our future trust earnings.

In our cemetery perpetual care trusts, such losses generally would have no immediate impact on our revenues, margins, earnings or cash flow, unless the losses caused us to realize a probable funding obligation as described in Item 1A. “Risk Factors” and “Overview of Critical Accounting Policies-Perpetual Care Funding Obligation.”

For additional information on our other-than-temporary impairment analysis in fiscal year 2011, see Item 7. “Overview-General.”

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

Valuation of Goodwill

In our determination of reporting units for goodwill impairment testing purposes, both qualitative and quantitative characteristics are evaluated. Gross margins are analyzed for purposes of determining whether or not our operating regions are considered economically similar. Qualitative factors include the nature of our products and services, consistency of products and services and the delivery of those products and services in our funeral homes and cemeteries, the similarity of class of customers across all locations and regulations in different jurisdictions. Based on our evaluation, we have eleven reporting units. Because goodwill impairment tests are applied at the reporting unit level, a change in a reporting unit can have a material effect on the outcome of the test. See Note 2(g) to the consolidated financial statements included in Item 8 for additional information.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which amends ASC 350, “Intangibles-Goodwill and Other.” The amended guidance simplifies how entities test for goodwill impairment. The amendments permit an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We elected to early adopt this guidance effective for our impairment test for the fiscal year ended October 31, 2011 and applied the qualitative assessment to all of our reporting units. For one of our cemetery reporting units which has a goodwill balance of $10.3 million, we proceeded directly to step one of the impairment test and performed a quantitative analysis due to the fact that it had a more narrow margin between carrying value and enterprise value than our other reporting units.

From a qualitative perspective, in evaluating whether it is more likely than not (i.e., a probability of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect a reporting unit’s fair value or the carrying amounts of its assets. Items that were considered include, but are not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) costs of merchandise or labor; (4) overall financial performance; (5) other entity specific events, such as changes in management or key personnel; (6) events affecting a reporting unit, such as a change in the composition of net assets or an expected disposition; and (7) a change in entity’s share price. After assessing these and other factors, we determined that is was more likely than not that the fair value of all of our reporting units were greater than the carrying amounts.

For the one reporting unit in which we performed a quantitative analysis, the goodwill impairment test involves estimates and management judgment. We determined the fair value of the reporting unit based on present value techniques including discounted cash flows. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. In projecting our cash flows, we used growth rates generally ranging from one to five percent in revenues and costs, and also considered additional cremation gardens and other mausoleum projects that are currently under construction. For the discount rate, we used 8.9 percent, which reflected our weighted average cost of capital determined based on our industry, suppliers and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3 percent. We considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as our best estimate.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from the different treatment of certain items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. The following items are reviewed to determine if a valuation allowance is required: net operating losses (federal, state and United States possessions), capital loss carry forwards and deferred tax assets (federal, state and United States possessions). To the extent we establish a valuation allowance or change in this allowance in a period, we include an expense or benefit within the tax provision in the statement of earnings.

Approximately 60 percent of the October 31, 2011 fair market value of our preneed trusts are in trusts for which we are the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred.

Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, may require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will pay higher taxes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.

During the first quarter of fiscal year 2008, we adopted the guidance on uncertain tax positions in ASC 740, “Income Taxes.” This guidance prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain.

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for fiscal years before 2008. To the extent tax, interest and penalties are not assessed with respect to uncertain tax positions in the future, amounts accrued will be reduced and reflected as a reduction of tax expense, interest expense or “other” expense.

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

Estimated Insurance Loss Liabilities

We purchase comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below our deductible. With respect to health insurance, we purchase individual and aggregate stop loss coverage with a large deductible. This program results in the Company being primarily self-insured for claims and associated costs up to the amount of the deductible, with claims in excess of the deductible amount being covered by insurance. We also have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by hurricanes and other natural disasters. Our policy is to record such amounts when recovery is probable, which generally means we have reached an agreement with the insurance company. For additional information, see Note 22 to the consolidated financial statements included in Item 8.

Results of Operations

The following discussion segregates the financial results of our continuing operations into our three segments: funeral, cemetery and corporate trust management. For a discussion of our segments, see Note 20 to the consolidated financial statements included in Item 8. During the year ended October 31, 2011, we acquired two funeral home cemetery combinations for approximately $9.1 million, the majority of which relates to an acquisition that occurred in July 2011. The results of operations of these businesses, which are considered immaterial for the periods presented, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010 – Continuing Operations

Funeral Operations

	Year Ended October 31,
	2011	2010	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$267.6	$260.1	$7.5
Corporate Trust Management (1)	16.1	15.8	.3

Total Funeral Revenue	$283.7	$275.9	$7.8

Funeral Costs:
Funeral Home Locations	$216.2	$209.4	$6.8
Corporate Trust Management (1)	.9	.9	—

Total Funeral Costs	$217.1	$210.3	$6.8

Funeral Gross Profit:
Funeral Home Locations	$51.4	$50.7	$.7
Corporate Trust Management (1)	15.2	14.9	.3

Total Funeral Gross Profit	$66.6	$65.6	$1.0

Same-Store Analysis for the Years Ended October 31, 2011 and 2010

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
1.2% (1)	0.6%	42.5%	41.9%

(1)

Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2011 and 2010 were $4.7 million and $4.5 million, respectively. Funeral trust earnings recognized in funeral revenue for fiscal years 2011 and 2010 with respect to preneed contracts delivered were $11.4 and $11.3 million, respectively.

Funeral revenue increased $7.8 million, or 2.8 percent, to $283.7 million from $275.9 million in fiscal year 2010. Our same-store funeral operations generated a 1.6 percent increase in average revenue per traditional funeral service and a 3.3 percent increase in average revenue per cremation service. These increases were partially offset by a shift in mix to lower-priced cremation services resulting in an overall increase of 1.2 percent in same-store average revenue per funeral service. Same-store funeral services increased 0.6 percent, or 302 events. The cremation rate for our same-store operations was 42.5 percent for fiscal year 2011 compared to 41.9 percent for fiscal year 2010.

Funeral gross profit increased $1.0 million, or 1.5 percent, to $66.6 million for fiscal year 2011 compared to $65.6 million for fiscal year 2010. The improvement in funeral gross profit is primarily due to the increase in funeral revenue, as noted above, partially offset by an increase in funeral expenses. This increase in expenses is primarily due to changes made in our compensation package to incentivize improvements in operational performance, as well as an increase in health and general liability insurance, funeral bad debt and energy costs.

Net preneed funeral sales increased 1.8 percent during fiscal year 2011 compared to fiscal year 2010. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

Cemetery Operations

	Year Ended October 31,
	2011	2010	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$220.8	$216.5	$4.3
Corporate Trust Management (1)	8.2	7.5	.7

Total Cemetery Revenue	$229.0	$224.0	$5.0

Cemetery Costs:
Cemetery Locations	$194.4	$192.0	$2.4
Corporate Trust Management (1)	.8	.9	(.1)

Total Cemetery Costs	$195.2	$192.9	$2.3

Cemetery Gross Profit:
Cemetery Locations	$26.4	$24.5	$1.9
Corporate Trust Management (1)	7.4	6.6	.8

Total Cemetery Gross Profit	$33.8	$31.1	$2.7

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2011 and 2010 were $5.3 million and $4.9 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2011 and 2010 recognized with respect to preneed contracts delivered were $2.9 million and $2.6 million, respectively. Perpetual care trust earnings of $8.6 million and $7.4 million for fiscal years 2011 and 2010, respectively, are included in the revenues and gross profit of the cemetery segment and are reflected in cemetery locations. See Notes 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $5.0 million, or 2.2 percent, to $229.0 million primarily due to a $7.3 million, or 7.6 percent increase in cemetery property sales, coupled with a $1.9 million improvement in revenue related to trust activities, of which $1.2 million of the increase relates to cemetery perpetual care trust earnings. These increases were partially offset by a $1.2 million reduction in finance charges as a result of reduced interest rates in this low interest rates environment and a $0.9 million decrease in merchandise delivered.

Cemetery gross profit increased $2.7 million, or 8.7 percent, to $33.8 million for fiscal year 2011, even after considering a $1.1 million positive impact in fiscal year 2010 of perpetual care withdrawals related to prior cancellations which we used to offset our perpetual care expenses. The improvement in cemetery gross profit is primarily due to the $5.0 million increase in revenue, as noted above.

Acquisitions

During the year ended October 31, 2011, we acquired two funeral home cemetery combinations for approximately $9.1 million. The acquisitions were accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

In addition, we completed the construction of one additional stand-alone funeral home and one funeral home that is part of a combination operation and purchased a funeral home building that we previously leased.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we sold one business for a gain of $0.4 million, net of taxes, which is included in discontinued operations. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

Other

Corporate general and administrative expenses decreased $0.3 million to $28.0 million for fiscal year 2011, compared to $28.3 million for the same period of 2010. During fiscal year 2010, we experienced increased litigation costs primarily related to the settlement of litigation. During fiscal year 2011, we realized cost savings from our continuous improvement initiatives. We used these savings to fund $2.0 million of expenses in various growth initiatives in fiscal year 2011. We believe these investments in e-commerce and third-party growth initiatives will provide benefits in the future. For additional information on our e-commerce and third-party growth initiatives, see Item 1. “Business-Operations.”

In August 2011, we successfully settled litigation related to Hurricane Katrina damages for $12.4 million, including $1.1 million that was advanced to the Company in fiscal year 2007.

Interest expense decreased $1.7 million to $22.7 million during fiscal year 2011 primarily due to the significant repurchases of our senior convertible notes in the open market that occurred through fiscal year 2010.

The effective tax rate for fiscal year 2011 was 37.7 percent compared to 31.3 percent for fiscal year 2010. The increased rate in fiscal year 2011 is primarily due to a $2.9 million charge to income tax expense in the first quarter of fiscal year 2011 as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was offset primarily by a reduction in the valuation allowance related to our capital loss carry forward, due in part to the performance of our trust portfolio during fiscal year 2011. In fiscal year 2010, the effective tax rate was positively impacted by a $1.8 million tax benefit caused by the reduced valuation allowance on the capital loss carry forward and a $1.5 million tax benefit attributable to the utilization of state net operating loss carryovers realized from our state tax planning strategies.

During fiscal year 2011, we completed refinancing transactions that significantly extended our debt maturity profile at favorable terms. We issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $194.2 million of our $200.0 million outstanding 6.25 percent senior notes due 2013. We redeemed the remaining $5.8 million of our 6.25 percent senior notes outstanding in May 2011 at par. We also amended our $95.0 million revolving credit facility, which was undrawn and scheduled to mature in June 2012, to increase its size to $150.0 million and extend its maturity to April 2016. The amended $150.0 million senior secured revolving credit facility remains undrawn. As a result of these transactions, we recorded a charge for the early extinguishment of debt of $1.9 million during fiscal year 2011. During fiscal year 2010, we purchased $35.9 million aggregate principal amount of our senior convertible notes in the open market at $4.5 million less than the face value of the notes. In connection with the purchases, we recorded a net loss on early extinguishment of debt of $1.0 million for fiscal year 2010.

During fiscal year 2011, we repurchased 4.5 million shares of our Class A common stock for $28.7 million under our stock repurchase program.

Cash and cash equivalents increased $9.6 million from October 31, 2010 to October 31, 2011 primarily due to the maturity of $10.0 million in certificates of deposits and marketable securities in the first quarter of 2011. Restricted cash of $6.3 million represents investments in a money market fund compromised of short-term investments and was established to reduce costs by replacing letters of credit posted as collateral for insurance policies with cash equivalent collateral. Both methods of posting collateral are available at any time in the future. For additional information, see Note 8 to the consolidated financial statements included in Item 8. Current receivables decreased $2.0 million from October 31, 2010 to October 31, 2011 primarily due to the collection of a prior year income tax receivable. Current deferred income taxes increased $1.5 million from October 31, 2010 to October 31, 2011 primarily due to an increase in the current portion of the net operating loss in fiscal 2011. Cemetery property increased $10.0 million primarily due to acquisitions in fiscal year 2011, as previously discussed. Long-term deferred income taxes decreased $18.2 million primarily due to the utilization of net operating losses and the non-cash adjustment to our Puerto Rican deferred tax asset, as previously discussed. Other assets increased $3.4 million from October 31, 2010 to October 31, 2011 due primarily to deferred charges recorded in fiscal 2011 related to the refinancing of our senior notes and senior secured revolving credit facility. For additional information on preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus see Notes 4, 5 and 6 to our consolidated financial statements included in Item 8.

Accrued payroll increased $3.9 million from October 31, 2010 to October 31, 2011 due to the timing of the payroll period at year-end. Accrued interest decreased $2.1 million since October 31, 2010, due primarily to the timing of our interest payments after the refinancing of our senior notes. Other current liabilities decreased $2.1 million from October 31, 2010 to October 31, 2011, primarily due to the decrease of the $1.1 million liability related to Hurricane Katrina insurance settlement proceeds, which had been advanced to us in fiscal year 2007 and was recognized in fiscal year 2011 upon settlement of the litigation.

Preneed Sales into the Backlog

Net preneed funeral sales increased 1.8 percent during the year ended October 31, 2011 compared to the corresponding period in 2010.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $148.1 million in net preneed funeral and cemetery merchandise and service sales (including $78.9 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2011 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $144.4 million (including $77.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.

Comparison of Fiscal Year 2010 to Fiscal Year 2009

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009 – Continuing Operations

Funeral Operations

	Year Ended October 31,
	2010	2009	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$260.1	$259.7	$.4
Corporate Trust Management (1)	15.8	15.2	.6

Total Funeral Revenue	$275.9	$274.9	$1.0

Funeral Costs:
Funeral Home Locations	$209.4	$209.0	$.4
Corporate Trust Management (1)	.9	.9	—

Total Funeral Costs	$210.3	$209.9	$.4

Funeral Gross Profit:
Funeral Home Locations	$50.7	$50.7	$—
Corporate Trust Management (1)	14.9	14.3	.6

Total Funeral Gross Profit	$65.6	$65.0	$.6

Same-Store Analysis for the Years Ended October 31, 2010 and 2009

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2010	2009
.6% (1)	(2.1)%	41.9%	40.9%

(1)	Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2010 and 2009 were $4.5 million and $3.9 million, respectively. Funeral trust earnings recognized in funeral revenue for fiscal years 2010 and 2009 with respect to preneed contracts delivered were $11.3 million.

Funeral revenue increased $1.0 million to $275.9 million from $274.9 million in fiscal year 2009 primarily due to the increase in trust-related revenue. Our same-store funeral operations experienced a 1.0 percent increase in average revenue per traditional funeral service and a 3.1 percent increase in average revenue per cremation service. These increases were partially offset by a shift in mix to lower-priced cremation services resulting in an overall increase of 0.6 percent in same-store average revenue per funeral service. The increase in same-store average revenue per funeral service was partially offset by a 2.1 percent decrease in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. The cremation rate for our same-store operations was 41.9 percent for fiscal year 2010 compared to 40.9 percent for fiscal year 2009.

Funeral gross profit increased $0.6 million to $65.6 million for the year ended October 31, 2010 compared to $65.0 million for the same period of 2009, due to the increase in trust-related revenue as noted above.

Cemetery Operations

	Year Ended October 31,
	2010	2009	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$216.5	$204.2	$12.3
Corporate Trust Management (1)	7.5	7.3	.2

Total Cemetery Revenue	$224.0	$211.5	$12.5

Cemetery Costs:
Cemetery Locations	$192.0	$187.9	$4.1
Corporate Trust Management (1)	.9	1.0	(.1)

Total Cemetery Costs	$192.9	$188.9	$4.0

Cemetery Gross Profit:
Cemetery Locations	$24.5	$16.3	$8.2
Corporate Trust Management (1)	6.6	6.3	.3

Total Cemetery Gross Profit	$31.1	$22.6	$8.5

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2010 and 2009 were $4.9 million and $4.1 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2010 and 2009 recognized with respect to preneed contracts delivered were $2.6 million and $3.2 million, respectively. Perpetual care trust earnings of $7.4 million and $6.8 million, respectively, for fiscal years 2010 and 2009 are included in the revenues and gross profit of the cemetery segment. See Notes 6 and 7 to the consolidated financial statements included in Item 8. for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $12.5 million, or 5.9 percent, to $224.0 million for the year ended October 31, 2010 primarily due to a $5.0 million, or 5.5 percent, increase in cemetery property sales and a $3.6 million, or 9.1 percent, increase in cemetery merchandise delivered. In addition, we experienced a $2.3 million improvement in the reserve for cancellations and a $1.0 million increase in cemetery property revenue due to the timing of revenue recognition for cemetery property sales.

Cemetery gross profit increased $8.5 million, or 37.6 percent, to $31.1 million for the year ended October 31, 2010, which was positively impacted by $1.1 million of perpetual care withdrawals related to prior year cancellations which we used to offset our deposit requirement. This compares to $22.6 million of cemetery gross profit for fiscal year 2009, which included a $3.4 million charge to record our probable funding obligation related to our perpetual care trusts. The increase in gross profit is primarily due to the increase in revenue, as noted above. Cemetery gross profit margin increased 320 basis points to 13.9 percent for fiscal year 2010 from 10.7 percent for the same period of 2009.

Other

Corporate general and administrative expenses decreased $2.3 million to $28.3 million for fiscal year 2010 primarily due to a decrease in training costs related to our implementation of a new business system in the prior year, coupled with a decline in incentive compensation. We managed our corporate general and administrative expenses more aggressively in fiscal year 2010.

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

Preneed Sales into the Backlog

Net preneed funeral sales decreased 3.0 percent during the year ended October 31, 2010 compared to the corresponding period in 2009.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $144.4 million in net preneed funeral and cemetery merchandise and service sales (including $77.3 million related to insurance-funded preneed funeral contracts) during the year ended October 31, 2010 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $147.7 million (including $77.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2009. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.

Liquidity and Capital Resources

General

We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and items such as cemetery perpetual care trust earnings and finance charges. Over the last five years, we have generated more than $60.0 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our amended $150.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future.

In April 2011, we completed a tender offer and consent solicitation for our $200.0 million 6.25 percent senior notes due 2013 and purchased a total of $194.2 million in aggregate principal amount of the 6.25 percent senior notes in the offer for an aggregate purchase price (including consent payments) of $194.7 million plus $2.1 million in accrued and unpaid interest. The remaining $5.8 million of the 6.25 percent senior notes were redeemed in May 2011 at par, plus accrued and unpaid interest. The tender offer was funded with the net proceeds of the issuance of $200.0 million of 6.50 percent senior notes due 2019 and with available cash. Also in April 2011, we amended our $95.0 million senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016, was increased to $150.0 million and includes a $30.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may also request the addition of a new tranche of term loans, an increase in the commitments to the facility or a combination thereof not to exceed $50.0 million. As a result of these debt transactions, we recorded a $1.9 million charge for the loss on early extinguishment of debt. See Note 14 to the consolidated financial statements for further information. As of October 31, 2011, we had no amounts drawn on the revolving credit facility, and our availability under the facility, after giving consideration to $1.1 million outstanding letters of credit and the $23.5 million Florida bond, was $125.4 million. See Note 19 to the consolidated financial statements for information about the Florida bond. We also have outstanding $131.5 million principal amount in senior convertible notes as of October 31, 2011, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the third quarter of fiscal year 2011, we increased our quarterly cash dividend on our Class A and B common stock from three cents per share to three and one-half cents per share. Dividends amounted to $11.8 million for the year ended October 31, 2011 compared to $11.2 million during fiscal year 2010. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. We also increased our stock repurchase program by $25.0 million in June 2011 and an additional $25.0 million September 2011 resulting in a $125.0 million program. Under the program, we purchased 4.5 million shares of our Class A common stock for approximately $28.7 million during the year ended October 31, 2011. In November 2011, we purchased an additional 0.6 million shares of our Class A common stock for approximately $3.7 million and as of November 30, 2011, had $40.1 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments is a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are working on several e-commerce initiatives that we expect will provide new revenue in the future and are continuing to invest in further improving our business processes. During fiscal year 2010, we began to develop cremation gardens and other cremation memorialization projects in our cemeteries. We have completed nine cremation projects, and we currently have 13 projects under construction with more than 20 additional projects under feasibility review. In fiscal year 2011 we spent approximately $4.1 million on these projects and plan to spend approximately $12 million in fiscal year 2012. This spending represents a shift from traditional cemetery inventory spending to cremation inventory spending. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. During the year ended October 31, 2011, we invested $9.1 million of available cash in the acquisitions of two funeral home/cemetery combinations and completed construction of two new funeral homes. We plan to start construction of one new funeral home in 2012.

We had been unable to finalize negotiations with our insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. In August 2011, the insurance litigation was settled for $12.4 million, and we received $11.3 million in additional insurance proceeds. We recorded this settlement amount, in addition to the $1.1 million previously advanced by the insurer in 2007, in the “hurricane related recoveries (charges), net” line in the consolidated statements of earnings for the year ended October 31, 2011.

During the third quarter of 2009, the Internal Revenue Service approved a change in one of our tax accounting methods that resulted in a combination of refunds and reductions of federal income tax payments totaling approximately $32.0 million. Of that amount, $17.9 million was received as a refund in fiscal year 2009, $1.6 million was received as a refund in the first quarter of 2010, $8.0 million was used to offset estimated tax payments during fiscal 2009 and the remaining $4.5 million was used to offset federal income tax payments in 2010. The change related to our tax accounting method for preneed contracts in one state. This method related to approximately $89.4 million of income that was taxed prior to the actual delivery of the merchandise or services. The change permits us to defer recognition of income for tax purposes (and payment of taxes) with respect to those amounts until the time the service is actually performed or the merchandise is actually delivered and cash is withdrawn from the trust, which generally aligns our book and tax accounting for these amounts and is consistent with our approach in the other states. The change essentially allowed us to apply the approximately $89.4 million reversal of previously reported taxable income to reduce taxable income for fiscal years 2006, 2007, 2008, 2009 and part of 2010. We will eventually have to pay federal income taxes with respect to the $89.4 million as the related preneed contracts are performed in the future.

We received IRS approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84.0 million of taxable income. These changes increase the current net operating loss to be utilized beginning in 2010 to approximately $104.0 million. The utilization of this net operating loss will significantly reduce federal income tax payments by approximately $36.0 million over an approximate three year period. We were able to utilize approximately $38 million of the net operating loss in fiscal year 2011 and approximately $26 million in fiscal year 2010, which reduced federal income tax payments by approximately $12.5 million and $9.1 million in fiscal years 2011 and 2010, respectively. These changes primarily relate to our tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit us to defer the recognition of income for tax purposes (and payment of taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. We will eventually pay taxes with respect to the $84.0 million as the related preneed contracts are performed in the future.

There were no changes in tax accounting methods during fiscal year 2011. We expect to have federal net operating losses available to us through most of fiscal year 2012 and possibly a portion of 2013. We are continuing to review all of our tax accounting methods to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in additional potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 or 2010.

Cash Flow

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Cash flow provided by operating activities for fiscal 2011 was $86.8 million compared to $63.4 million for fiscal year 2010. The increase in operating cash flow is primarily due to the receipt of $11.3 million of the Hurricane Katrina settlement during the fourth quarter of 2011. In addition, we experienced a change in working capital during fiscal year 2011, primarily driven by the timing of trust withdrawals and deposits, partially offset by an increase in inventory and receivables. These increases are due in part to the improved cemetery property sales, which are typically financed.

Our investing activities resulted in a net cash outflow of $32.5 million for the year ended October 31, 2011, compared to a net cash outflow of $24.6 million for the comparable period in 2010. The change is primarily due to a $13.1 million net change related to purchases and sales of certificates of deposits, marketable securities and restricted cash equivalents. In fiscal year 2011, we replaced a letter of credit by posting cash to satisfy collateral requirements with insurance carriers and invested the cash collateral in a money market fund. Both methods of posting collateral are available to us in the future at any time. We also purchased two funeral/cemetery combinations in fiscal year 2011 resulting in a net cash outflow of $9.1 million. For the year ended October 31, 2011, capital expenditures amounted to $27.0 million, which included $17.6 million for maintenance capital expenditures, $3.5 million for the construction of two new funeral homes, $1.3 million related to the implementation of new business systems and $4.6 million related to the purchase of a funeral home building that we previously leased. For the year ended October 31, 2010, capital expenditures were $16.5 million, which included $12.7 million for maintenance capital expenditures, $3.0 million for the construction of new funeral homes and $0.8 million related to the implementation of new business systems. The increase in maintenance capital expenditures is primarily due to several large building improvement projects undertaken in fiscal year 2011 as well as increased vehicle and equipment purchases as we assess lease versus purchase decisions for our fleet.

Our financing activities resulted in a net cash outflow of $44.7 million for the year ended October 31, 2011, compared to a net cash outflow of $45.5 million for the comparable period in 2010. During fiscal year 2011, we repurchased $28.8 million of our common stock compared to $4.1 million in fiscal year 2010. During fiscal year 2010, we had $31.5 million in repayments of long-term debt primarily due to purchases of our senior convertible notes. During fiscal year 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $200.0 million of 6.25 percent senior notes due 2013. We also paid $5.9 million in debt refinancing costs during fiscal year 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility. Dividends paid increased from $11.2 million in fiscal year 2010 to $11.8 million in fiscal year 2011.

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

Our investing activities resulted in a net cash outflow of $24.6 million for the year ended October 31, 2010, compared to a net cash outflow of $22.3 million for the comparable period in 2009. The change is primarily due to $10.0 million in net purchases of certificates of deposit in fiscal year 2010, offset by a decline in capital expenditures. In the first quarter of 2010, we entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on our cash balances, while maintaining our FDIC insurance protection. For the year ended October 31, 2010, capital expenditures amounted to $16.5 million, which included $12.7 million for maintenance capital expenditures, $3.0 million for the construction of new funeral homes and $0.8 million related to the implementation of new business systems. For the year ended October 31, 2009, capital expenditures were $21.2 million, which included $13.1 million for maintenance capital expenditures, $5.9 million for the construction of new funeral homes and $2.2 million related to the implementation of new business systems. We also purchased a cemetery business in fiscal year 2009 resulting in a net cash outflow of $1.6 million and sold a funeral business in fiscal year 2010 resulting in a net cash inflow of $1.7 million.

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

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	113.2	17.2	34.4	29.1	32.5
Operating lease agreements (3)	34.4	5.6	8.3	5.7	14.8
Non-competition and other agreements (4)	.8	.2	.2	.2	.2

Total	$480.0	$23.0	$129.3	$80.1	$247.6

(1)

As of October 31, 2011, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 19 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments for all operating leases as of October 31, 2011 were $5.6 million, $4.6 million, $3.7 million, $3.1 million, $2.6 million and $14.8 million for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

The following table details our known potential or possible future cash payments related to the specified contingent obligations specified below (in millions) as of October 31, 2011.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Cemetery perpetual care trust funding obligations(1)	$12.0	$12.0	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	1.4	—	—	—	1.4

	$13.4	$12.0	$—	$—	$1.4

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.0 million as of October 31, 2011. As of October 31, 2011, we had net unrealized losses of $36.7 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.0 million; no charge has been recorded for these amounts as of October 31, 2011.

(2)

As discussed in Note 17 to the consolidated financial statements included in Item 8, we adopted the required accounting guidance related to uncertain tax positions on November 1, 2007. In accordance with this guidance, as of October 31, 2011, we recorded $1.4 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of October 31, 2011 consist of the following two items:

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

The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of marketable equity securities and interest rates. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur, and do not represent the maximum possible gains and losses that may occur. Actual gains and losses, fluctuations in equity markets, interest rates and the timing of transactions, may differ from those estimated.

Marketable Equity Securities

As of October 31, 2011 and 2010, our marketable equity securities subject to market risk consisted principally of investments held by our preneed trusts and our cemetery perpetual care trusts and had fair values of $363.4 million and $401.3 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in our preneed trusts and our cemetery perpetual care trusts would result in a change of approximately $36.3 million and $40.1 million, respectively, in the fair value of such accounts.

Our preneed trusts and our cemetery perpetual care trusts are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7., and in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. Our marketable equity securities are principally held by our preneed trusts and cemetery perpetual care trusts, and are managed by ITI. ITI operates pursuant to a formal investment policy approved by the Investment Committee of our Board of Directors as discussed in “Operations” included in Item 1.

Interest

We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in Item 8.

As of October 31, 2011, our long-term fixed-rate debt consists of $200.0 million of our 6.50 percent senior notes due 2019, $86.4 million of our 3.125 percent senior convertible notes due 2014, $45.1 million of our 3.375 percent senior convertible notes due 2016 and our $0.1 million of third-party debt. There was nothing drawn on our

$150.0 million senior secured revolving credit facility. As of October 31, 2011 and 2010, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $319.6 million and $317.9 million, respectively, compared to fair values of $326.3 million and $328.3 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 60 basis points for 2011 and 55 basis points for 2010, would result in changes of approximately $7.8 million and $5.7 million, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, entering into interest rate swaps or refinancing any balances outstanding under our variable-rate senior secured revolving credit facility with fixed-rate debt.

As of October 31, 2011 and 2010, our fixed-income securities subject to market risk consisted principally of investments in our preneed trusts and our cemetery perpetual care trusts and had aggregate quoted market values of $64.5 million and $108.1 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $1.0 million and $1.8 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

As of October 31, 2011 and 2010, our mutual funds, money market and other short-term investments subject to market risk, including amounts held in preneed trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $378.4 million and $287.7 million, respectively. Under our current accounting methods, a change in the average interest rate earned by our preneed trusts would not result in a change in our current pre-tax earnings. As such, as of October 31, 2011 and 2010, only $115.2 million and $86.8 million, respectively, of these short-term investments, which includes amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for 2011 and 2010, would result in changes of $0.1 million for 2011 and 2010 in our pre-tax earnings.

Our fixed-income securities, mutual funds, money market and other short-term investments are principally held by our preneed trusts and our cemetery perpetual care trusts, and are managed by ITI. ITI operates pursuant to a formal investment policy approved by the Investment Committee of our Board of Directors as discussed in “Operations” included in Item 1.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Stewart Enterprises, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries at October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New Orleans, Louisiana

December 15, 2011

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2011	2010	2009
			(As Adjusted)
Revenues:
Funeral	$283,657	$275,898	$274,902
Cemetery	229,007	224,009	211,477

	512,664	499,907	486,379

Costs and expenses:
Funeral	217,009	210,277	209,894
Cemetery	195,238	192,891	188,866

	412,247	403,168	398,760

Gross profit	100,417	96,739	87,619
Corporate general and administrative expenses	(28,020)	(28,319)	(30,670)
Hurricane related recoveries (charges), net	12,232	(66)	(380)
Separation charges	—	—	(275)
Net loss on dispositions	(389)	—	(218)
Other operating income, net	1,625	1,424	1,250

Operating earnings	85,865	69,778	57,326
Interest expense	(22,747)	(24,392)	(27,776)
Gain (loss) on early extinguishment of debt	(1,884)	(1,035)	6,146
Investment and other income, net	672	156	92

Earnings from continuing operations before income taxes	61,906	44,507	35,788
Income taxes	23,351	13,938	12,597

Earnings from continuing operations	38,555	30,569	23,191

Discontinued operations:
Earnings from discontinued operations before income taxes	—	660	121
Income taxes	—	251	46

Earnings from discontinued operations	—	409	75

Net earnings	$38,555	$30,978	$23,266

Basic earnings per common share:
Earnings from continuing operations	$.43	$.33	$.25
Earnings from discontinued operations	—	—	—

Net earnings	$.43	$.33	$.25

Diluted earnings per common share:
Earnings from continuing operations	$.42	$.33	$.25
Earnings from discontinued operations	—	—	—

Net earnings	$.42	$.33	$.25

Weighted average common shares outstanding (in thousands):
Basic	90,001	92,119	91,898

Diluted	90,486	92,394	91,978

Dividends declared per common share	$.13	$.12	$.105

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,688	$56,060
Restricted cash and cash equivalents	6,250	—
Certificates of deposit and marketable securities	662	10,000
Receivables, net of allowances	49,146	51,151
Inventories	35,859	35,708
Prepaid expenses	5,055	5,479
Deferred income taxes, net	29,768	28,312
Assets held for sale	—	27

Total current assets	192,428	186,737
Receivables due beyond one year, net of allowances	67,979	67,458
Preneed funeral receivables and trust investments	409,296	414,918
Preneed cemetery receivables and trust investments	216,582	209,287
Goodwill	247,038	247,038
Cemetery property, at cost	396,014	386,004
Property and equipment, at cost:
Land	46,538	43,518
Buildings	353,688	338,237
Equipment and other	197,766	191,428

	597,992	573,183
Less accumulated depreciation	305,708	283,633

Net property and equipment	292,284	289,550
Deferred income taxes, net	79,793	98,025
Cemetery perpetual care trust investments	240,392	230,730
Non-current assets held for sale	—	1,214
Other assets	15,292	11,905

Total assets	$2,157,098	$2,142,866

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	24,547	24,797
Accrued payroll and other benefits	18,181	14,311
Accrued insurance	22,398	20,912
Accrued interest	2,129	4,197
Estimated obligation to fund cemetery perpetual care trust	12,017	13,253
Other current liabilities	10,013	12,132
Income taxes payable	1,173	2,533
Liabilities associated with assets held for sale	—	8

Total current liabilities	90,463	92,148
Long-term debt, less current maturities	317,821	314,027
Deferred income taxes, net	5,104	4,950
Deferred preneed funeral revenue	240,286	243,520
Deferred preneed cemetery revenue	259,237	258,044
Deferred preneed funeral and cemetery receipts held in trust	558,194	554,716
Perpetual care trusts’ corpus	238,980	229,240
Long-term liabilities associated with assets held for sale	—	714
Other long-term liabilities	19,337	20,023

Total liabilities	1,729,422	1,717,382

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 84,421,416 and 88,739,140 shares at October 31, 2011 and 2010, respectively	84,421	88,739
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2011 and 2010; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	515,274	547,319
Accumulated deficit	(175,592)	(214,147)
Accumulated other comprehensive income :
Unrealized appreciation of investments	18	18

Total accumulated other comprehensive income	18	18

Total shareholders’ equity	427,676	425,484

Total liabilities and shareholders’ equity	$2,157,098	$2,142,866

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock (1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
Balance October 31, 2008, as adjusted	$92,248	$572,338	$(268,391)	$37	$$396,232

Comprehensive income (loss):
Net earnings	—	—	23,266	—	23,266

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $2	—	—	—	(2)	(2)

Total other comprehensive loss	—	—	—	(2)	(2)

Total comprehensive income (loss)	—	—	23,266	(2)	23,264
Restricted stock activity	270	373	—	—	643
Issuance of common stock	182	422	—	—	604
Stock option expense	—	1,180	—	—	1,180
Tax benefit associated with stock activity	—	(126)	—	—	(126)
Purchase and retirement of common stock	(16)	(59)	—	—	(75)
Retirement of call options, net of tax expense $3,050	—	5,664	—	—	5,664
Retirement of common stock warrants	—	(8,560)	—	—	(8,560)
Repurchase of convertible notes, net of tax benefit of $245	—	(435)	—	—	(435)
Dividends ($.105 per share)	—	(9,734)	—	—	(9,734)

Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

	Common Stock (1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657

Comprehensive income (loss):
Net earnings	—	—	30,978	—	30,978

Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $9	—	—	—	(17)	(17)

Total other comprehensive loss	—	—	—	(17)	(17)

Total comprehensive income (loss)	—	—	30,978	(17)	30,961
Restricted stock activity	115	549	—	—	664
Issuance of common stock	156	566	—	—	722
Stock options exercised	82	304	—	—	386
Stock option expense	—	1,054	—	—	1,054
Tax benefit associated with stock activity	—	(120)	—	—	(120)
Purchase and retirement of common stock	(743)	(3,313)	—	—	(4,056)
Retirement of call options, net of tax expense of $1,247	—	2,315	—	—	2,315
Retirement of common stock warrants	—	(3,143)	—	—	(3,143)
Repurchase of convertible notes, net of tax benefit of $442	—	(786)	—	—	(786)
Dividends ($.12 per share)	—	(11,170)	—	—	(11,170)

Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

Comprehensive income:
Net earnings	—	—	38,555	—	38,555

Total comprehensive income	—	—	38,555	—	38,555

Restricted stock activity	(195)	1,109	—	—	914
Issuance of common stock	138	644	—	—	782
Stock options exercised	264	905	—	—	1,169
Stock option expense	—	1,111	—	—	1,111
Tax benefit associated with stock activity	—	261	—	—	261
Purchase and retirement of common stock	(4,525)	(24,313)	—	—	(28,838)
Dividends ($.13 per share)	—	(11,762)	—	—	(11,762)

Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2011	2010	2009
			(As Adjusted)
Cash flows from operating activities:
Net earnings	$38,555	$30,978	$23,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gains) losses on dispositions	389	(645)	218
(Gain) loss on early extinguishment of debt	1,884	1,035	(6,146)
Premiums paid on early extinguishment of debt	(850)	—	—
Depreciation and amortization	27,052	26,367	27,666
Non-cash interest and amortization of discount on senior convertible notes	5,305	5,901	7,139
Provision for doubtful accounts	4,879	4,758	7,916
Share-based compensation	2,952	2,457	2,204
Excess tax benefits from share-based payment arrangements	(351)	(121)	—
Provision for deferred income taxes	19,790	10,922	9,945
Estimated obligation to fund cemetery perpetual care trust	72	31	3,421
Other	(184)	(649)	158
Changes in assets and liabilities:
(Increase) decrease in receivables	(7,503)	(1,980)	4,216
Decrease in prepaid expenses	424	1,249	569
(Increase) decrease in inventories and cemetery property	(4,105)	301	(553)
Federal income tax refunds	1,698	1,600	18,018
Decrease in accounts payable and accrued expenses	(507)	(4,502)	(7,674)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	35,532	11,424	16,335
Increase (decrease) in deferred preneed funeral revenue	(4,356)	(4,143)	2,642
Decrease in deferred preneed funeral receipts held in trust	(32,787)	(14,043)	(13,932)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	3,872	905	12,069
Decrease in deferred preneed cemetery revenue	(2,354)	(8,919)	(16,276)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(1,194)	178	(7,482)
Increase (decrease) in other	(1,383)	250	1,176

Net cash provided by operating activities	86,830	63,354	84,895

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities	10,000	5,901	250
Purchases of restricted cash equivalents, certificates of deposit and marketable securities	(6,912)	(15,875)	(197)
Proceeds from sale of assets	332	1,681	724
Purchase of subsidiaries and other investments, net of cash acquired	(9,110)	—	(1,923)
Additions to property and equipment	(26,958)	(16,450)	(21,238)
Other	149	176	49

Net cash used in investing activities	(32,499)	(24,567)	(22,335)

Cash flows from financing activities:
Proceeds of long-term debt	200,000	—	—
Repayments of long-term debt	(200,005)	(31,505)	(60,860)
Retirement of common stock warrants	—	(3,143)	(8,560)
Issuance of common stock	1,495	694	299
Retirement of call options	—	3,562	8,714
Purchase and retirement of common stock	(28,838)	(4,056)	(75)
Debt refinancing costs	(5,944)	(38)	(2,110)
Dividends	(11,762)	(11,170)	(9,734)
Excess tax benefits from share-based payment arrangements	351	121	—

Net cash used in financing activities	(44,703)	(45,535)	(72,326)

Net increase (decrease) in cash	9,628	(6,748)	(9,766)
Cash and cash equivalents, beginning of year	56,060	62,808	72,574

Cash and cash equivalents, end of year	$65,688	$56,060	$62,808

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$3,298	$(309)	$(14,353)
Interest	$20,203	$19,311	$22,331
Non-cash investing and financing activities:
Issuance of common stock to executive officers and directors	$456	$414	$305
Issuance of restricted stock, net of forfeitures	$914	$664	$643

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1) The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2011, the Company owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.

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

(e) Buildings and Equipment

Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment, 3 to 4 years; and crematory equipment, 5 to 20 years. Vehicles are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2011, 2010 and 2009, depreciation expense totaled $26,259, $25,622 and $26,662, respectively.

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

(g) Goodwill

The Company’s evaluation of the goodwill of its operations previously consisted of ten reporting units. In connection with changes in its regions, the Company reviewed its reporting units and increased the number of reporting units from ten to eleven reporting units. Those reporting units are: the funeral operating segment comprised of five reporting units (Southern, Southwestern and Midwestern regions aggregated; Central and Northern regions aggregated; Western region; Puerto Rico region; and Southeastern region); the cemetery operating segment comprised of six reporting units (Southwestern region; Southern and Midwestern regions aggregated; Puerto Rico region; Central and Northern regions aggregated; Southeastern region; and Western region).

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

Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis, as supplemented by comparing them to the trading multiples of companies in this industry and supplier industries calculated as enterprise value divided by EBITDA. The Company also reviewed multiples used in recent acquisition transactions within the deathcare industry.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which amends ASC 350, “Intangibles – Goodwill and Other.” The amended guidance simplifies how entities test for goodwill impairment. The amendments permit an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt this guidance effective for its impairment test for the fiscal year ended October 31, 2011 and applied the qualitative assessment to all of its reporting units. For one of the Company’s cemetery reporting units which has a goodwill balance of $10,279, the Company proceeded directly to step one of the impairment test and performed a quantitative analysis due to the fact that it had a more narrow margin between carrying value and enterprise value than the other reporting units.

From a qualitative perspective, in evaluating whether it is more likely than not (i.e., a probability of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect a reporting unit’s fair value or the carrying amounts of its assets. Items that were considered include, but are not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) costs of merchandise or labor; (4) overall financial performance; (5) other entity specific events, such as changes in management or key personnel; (6) events affecting a reporting unit, such as a change in the composition of net assets or an expected disposition; and (7) a change in entity’s share price. After assessing these and other factors, the Company determined that is was more likely than not that the fair value of these reporting units were greater than the carrying amounts.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

For the one remaining reporting unit in which the Company performed a quantitative analysis, the goodwill impairment test involves estimates and management judgment. The Company determined the fair value of the reporting unit based on present value techniques including discounted cash flows. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. In projecting the Company’s cash flows, it used growth rates generally ranging from one to five percent in revenues and costs, and in addition considered the additional cremation gardens and other mausoleum projects that are currently under construction. For the discount rate, the Company used 8.9 percent, which reflected its weighted average cost of capital determined based on its industry and supplier industries and capital structure as adjusted for equity risk premiums and size risk premiums based on its market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3 percent. The Company considered a sensitivity analysis of the terminal values and used the midpoint enterprise value as its best estimate. Based on the analysis performed, the Company determined that no goodwill impairment charge was required for fiscal year 2011.

(h) Stock-Based Compensation

The Company’s stock-based compensation cost for each period is the expense related to all share-based compensation arrangements vesting in the period based on the estimated grant date fair value. See Note 18 for additional information.

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

The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses (including losses from other-than-temporary impairments of securities) realized by preneed funeral trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

Deferred preneed funeral revenue represents future funeral contract revenues. In addition to amounts receivable from customers and amounts received from customers that are not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed trust-funded preneed funeral contracts where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust before performance of the service or delivery of the merchandise). Future funeral contract revenues that were trusted and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in deferred preneed funeral and cemetery receipts held in trust.

Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon the analysis described in Note 2(m), no loss amounts have been required to be recognized for the years ended October 31, 2011, 2010 and 2009. See Note 2(m) below.

Insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2011 and 2010 was $557,348 and $530,424, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission because it acts as an agent on the sale of the policies. Customer payments of premiums on the insurance policies are sent directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. This allowance amounted to $3,842 and $3,527 for October 31, 2011 and 2010, respectively. The costs related to the commissions paid to the Company’s sales counselors are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As a result, nothing more is recorded until the contracted service or merchandise is delivered, and these contracts are not included in deferred revenue. At that time, the face amount of the contract including any build-up (i.e., the policy proceeds) is recorded as funeral revenue, as well as the related costs to deliver the contract, and a receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.

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

The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses (including losses from other-than-temporary impairments of securities) realized by preneed cemetery trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of ASC 360-Property, Plant and Equipment. Under this guidance, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements. As of October 31, 2011 and 2010, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $651 and $949, respectively. Revenue related to the preneed sale of cemetery property prior to the completion of its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.

Pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. As payments are received, the Company generally funds the perpetual care trust based on applicable state law in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

it places in trust 20 percent of the total amount it is required to place in the cemetery perpetual care trust for that contract. The income from these trusts, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. The Company currently recognizes and withdraws all dividend and interest income earned and, where permitted, net capital gains realized by cemetery perpetual care funds subject to a maximum of the maintenance costs incurred by the Company during the period.

If the Company realizes net losses in those states that allowed it to previously withdraw capital gains, these states may require the Company to make cash deposits to the trust to cover the net loss, or may require the Company to stop withdrawing earnings until future earnings cover the net losses. The Company is currently utilizing some of the cash that could be withdrawn from the trusts to satisfy its funding obligation resulting from the net realized capital losses recorded in fiscal years 2008, 2009 and 2010.

Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Interest rates on cemetery property contracts range from 2.9 percent to 15.0 percent and have a weighted average interest rate of 7.9 percent. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables that are 90 days outstanding or less.

(k)	Preneed Funeral and Cemetery Merchandise and Services Trusts (“Preneed Trusts”) and Cemetery Perpetual Care Trusts

As of April 30, 2004, the Company implemented the FASB’s applicable guidance on the consolidation of variable interest entities. This resulted in the consolidation of the Company’s preneed trusts and the Company’s cemetery perpetual care trusts. The implementation affected certain line items in the consolidated balance sheet and statement of earnings as described below, but had no impact on net earnings. Also, the implementation did not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities. See Notes 4, 5 and 6.

Although this guidance required consolidation of the preneed trusts and cemetery perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of cemetery perpetual care trusts, the Company does not have a legal right to the cemetery perpetual care trust assets. For these reasons, upon consolidation of the trusts, the Company recognized these third-party interests in the trusts in its financial statements. The Company classifies deposits to the preneed trusts as “deferred preneed funeral and cemetery receipts held in trust” and classifies deposits to the cemetery perpetual care trusts as “perpetual care trusts’ corpus,” both within the liabilities section of the balance sheet.

All of these trusts hold investments in cash and marketable equity and debt securities, which are classified as available for sale and reported at fair value, with the related realized and unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet. These earnings are then reclassified to deferred preneed funeral and cemetery receipts held in trust in the Company’s consolidated balance sheet. Distributable income according to the regulatory requirements, which are primarily dividends, interest income and gains and losses allocated to individual accounts as per the applicable trust agreement, are included in the determination of revenue in accordance with the Company’s revenue recognition policy.

Each quarter, the Company assesses its portfolio for other than temporary impairments. In the case of preneed trusts, if a loss is realized from the sale of a security, or an unrealized loss is deemed other-than-temporary, the loss is included as a component of future revenue recorded as contracts turn at need. To determine whether an unrealized loss is other-than-temporary, the Company analyzes the securities on an individual trust account basis as

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

well as a security-by-security basis. The evaluation first considers whether the Company has sufficient liquidity within each individual trust account to hold the investments in an unrealized loss position for an extended period of time. The liquidity assessment of the individual trust accounts includes estimates of annual trust income, historical deposits and withdrawals, cash balances, upcoming debt investment maturities and other liquidity alternatives. The Company evaluates whether it has an intent to hold the security until it recovers in value. The Company also evaluates consensus analyst recommendations, concerns specific to the issuer, overall market performance and annual returns required to recover the loss. Based on the analysis performed, as discussed in Notes 4, 5 and 6, the Company has recorded other-than-temporary impairments on certain securities. The Company does not consider any of its other equity or debt security investments in its preneed trusts to be other-than-temporarily impaired as of October 31, 2011. The Company believes it has the intent and the ability to hold temporarily impaired securities in an unrealized loss position until they recover in value.

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

(m) Loss Contract Impairment Analysis

Each quarter, the Company performs an analysis to determine whether its preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, the Company adds the sales prices of the underlying contracts and realized earnings, then subtracts realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. The Company then considers unrealized gains and losses based on current market prices quoted for the investments and does not include future expected returns on the investments in its analysis. The Company compares the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, the Company would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from its deferred revenue. No such amounts were recognized during fiscal years 2011, 2010 or 2009.

(n) Allowance for Doubtful Accounts and Sales Cancellations

The Company establishes an allowance for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of the Company’s historical collection and write-off experience. At-need funeral and other receivables are

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

considered past due after 30 days. The Company records an allowance on its interest accruals similar to the corresponding principal aging categories. For accounts that are more than 90 days past due, interest continues to be accrued, however, an allowance is established to fully reserve for the interest. Interest income on these receivables is recognized only to the extent the account becomes less than 90 days past due and then only on the non-reserved portion. Accounts are restored to normal accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

The Company establishes allowances for preneed trust receivables. These allowances are recorded as reductions in preneed receivables and preneed deferred revenue, and changes in these allowances have no effect on the consolidated statement of earnings. The Company establishes a reserve for cancellations for cemetery property sales based on historical cancellations and recent write-off activity. This reserve is recorded as a reduction of cemetery revenue. The Company also establishes an allowance for cancellations for insurance and third-party commissions based on historical experience for cancellations of insurance contracts within the period of refundability.

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

On September 19, 2007, the Company announced a new stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. In December 2007 and June 2008, the Company announced $25,000 increases in this program, which increased the program to $75,000. In June 2011 and September 2011, the Company announced additional $25,000 increases to the program, which increased the program to $125,000. During fiscal year 2011, the Company repurchased 4,524,525 shares of its Class A common stock for $28,702 at an average price of $6.34 per share. As of October 31, 2011, the Company has repurchased 11,901,923 shares of its Class A common stock since the start of the program for $81,241 at an average price of $6.83 per share and has $43,759 remaining available under this program.

(s) Derivatives

The Company accounts for derivative financial instruments under ASC 815 – Derivatives and Hedging. The Company’s only derivatives are its covered calls in its trust portfolios. A discussion of covered calls can be found in Notes 4, 5 and 6.

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

(u) Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, the Company announced that it had increased the quarterly dividend rate to three cents per share of Class A and B common stock. In June 2011, the Company announced that it had increased the quarterly dividend rate to three and one half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the years ended October 31, 2011, 2010 and 2009, the Company paid $11,762, $11,170 and $9,734, respectively, in dividends.

(v) Leases

The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 19 years, with the exception of eight leases that expire between 2032 and 2039. As of October 31, 2011, approximately 77 percent of the Company’s 218 funeral locations were owned by the Company’s subsidiaries and approximately 23 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals. The Company also has operating leases under its vehicle fleet program.

(w) Computer Software

The Company capitalizes computer software systems and depreciates them over their useful lives.

(x) Reclassifications

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements in order for these periods to be comparable.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles

In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and was required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. The table below summarizes the impact on the Company’s statement of earnings for the year ended October 31, 2009. See Note 14 for additional information.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Dividends are currently paid by the Company on all shares of restricted stock, whether vested or nonvested, at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance was immaterial and is presented in the statement of earnings tables below, along with the impact of the adoption of the convertible debt guidance described above.

	Year Ended October 31, 2009 As Reported	Effects of the Adoption of Convertible Debt Guidance	Effects of Adoption of Participating Share Guidance	Effect of Discontinued Operations	Year Ended October 31, 2009 As Adjusted
Statement of earnings:
Interest expense	$22,353	$5,423			$27,776
Gain on early extinguishment of debt	20,078	(13,932)			6,146
Income taxes	19,611	(6,968)		(46)	12,597
Earnings from continuing operations	35,653	(12,387)		(75)	23,191
Net earnings	35,653	(12,387)			23,266
Basic earnings per share:
Earnings from continuing operations	$.39	$(.14)			$.25
Earnings from discontinued operations	$—	$—			$—

Net earnings	$.39	$(.14)			$.25

Diluted earnings per share:
Earnings from continuing operations	$.39	$(.14)			$.25
Earnings from discontinued operations	$—	$—			$—

Net earnings	$.39	$(.14)			$.25
Weighted average basic shares outstanding	91,898		—		91,898

Weighted average diluted shares outstanding	91,995		(17)		91,978

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

In June 2009, the FASB issued guidance which amends the consolidation guidance for variable interest entities. It requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning November 1, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, which requires new disclosures on finance receivables and allowance for credit losses. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, which delayed the effective date of ASU No. 2010-20 for public companies with regard to the disclosures on troubled debt restructurings. The guidance was adopted by the Company as of its first fiscal quarter ended January 31, 2011. The disclosures of reporting period activity were effective for the Company’s second fiscal quarter beginning February 1, 2011. The adoption of this guidance by the Company did not have a material effect on its consolidated financial statements. See Note 9 for the required disclosures.

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

In April 2011, the FASB issued ASU No. 2011-02, which clarifies the guidance for identifying restructuring of receivables that constitute a troubled debt restructuring for a creditor. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption, which corresponds to the Company’s fourth fiscal quarter beginning August 1, 2011. The Company believes the adoption of this guidance had no impact on its consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08 regarding the testing of goodwill impairment. This new guidance amends ASC 350-20 to allow an initial assessment of qualitative factors to determine whether it is necessary to perform the first step of the two step goodwill impairment test. This guidance is effective for the first annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to first fiscal quarter beginning November 1, 2012. The Company early adopted this guidance effective for its annual goodwill impairment testing performed in the fourth quarter of fiscal year 2011. For further information, see Note 2(g).

(4) Preneed Funeral Activities

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheets as of October 31, 2011 and 2010 are as follows:

	October 31, 2011	October 31, 2010
Trust assets	$377,198	$383,792
Receivables from customers	43,457	42,879

	420,655	426,671
Allowances for cancellations	(11,359)	(11,753)

Preneed funeral receivables and trust investments	$409,296	$414,918

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$30,714	$—	$—	$30,714
U.S. Government, agencies and municipalities	2,094	60	(2)	2,152
Corporate bonds	21,856	1,079	(8)	22,927
Preferred stocks	36,382	362	(3,358)	33,386
Common stocks	202,451	791	(55,830)	147,412
Mutual funds:
Equity	23,591	980	(2,018)	22,553

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

Fixed income	78,509	902	(1,417)	77,994
Commodity	11,844	8	(1,450)	10,402
Real estate investment trusts	15,075	37	(338)	14,774
Master limited partnerships	136	4	—	140
Insurance contracts and other long-term investments	13,486	39	—	13,525

Trust investments	$436,138	$4,262	$(64,421)	$375,979

Market value as a percentage of cost					86.2%

Accrued investment income				1,219

Trust assets				$377,198

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2011
Due in one year or less	$2,664
Due in one to five years	17,810
Due in five to ten years	3,959
Thereafter	646

$25,079

The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$26,118	$—	$—	$26,118
U.S. Government, agencies and municipalities	2,224	84	(1)	2,307
Corporate bonds	44,077	2,887	(1)	46,963
Preferred stocks	56,297	356	(2,220)	54,433
Common stocks	234,946	925	(91,593)	144,278
Mutual funds:
Equity	27,154	185	(2,936)	24,403
Fixed income	53,444	1,718	(767)	54,395
Commodity	13,572	1,968	—	15,540
Insurance contracts and other long-term investments	14,171	146	(98)	14,219

Trust investments	$472,003	$8,269	$(97,616)	$382,656

Market value as a percentage of cost					81.1%

Accrued investment income				1,136

Trust assets				$383,792

The Company manages a covered call program on its equity securities within the preneed funeral merchandise services trust in order to provide an opportunity for additional income. As of October 31, 2011 and 2010, the Company had outstanding covered calls with a market value of $0 and $311, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For fiscal years October 31, 2011, 2010, and 2009, the Company realized trust earnings (losses) of

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

approximately ($248), ($270), and $463, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other funeral merchandise and services trust earnings and flow through funeral revenue in the statement of earnings. Although the Company realized losses associated with the covered call program during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,153 and $3,877, respectively, during the period that the covered calls were outstanding.

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

The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments – October 31, 2011	$311,463	$58,465	$6,051	$375,979
Trust investments – October 31, 2010	$272,173	$103,703	$6,780	$382,656

In connection with its revised investment policy, during the year ended October 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in fixed income securities and real estate investment trusts.

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended	Year Ended
	October 31, 2011	October 31, 2010	October 31, 2009
Fair market value, beginning balance	$6,780	$8,662	$11,299
Total unrealized losses included in other comprehensive income (1)	(689)	(1,762)	(2,554)
Distributions and other, net	(40)	(120)	(83)

Fair market value, ending balance	$6,051	$6,780	$8,662

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

Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2011		2010		2009
Purchases	$166,763		$41,441		$53,739
Sales	181,740		45,995		54,120
Realized gains from sales of investments	9,439		2,222		2,566
Realized losses from sales of investments and other	(34,508	)(1)	(5,959	)(2)	(11,167	)(3)
Interest income, dividend and other ordinary income	13,255		10,685		11,328
Deposits(4)	21,807		26,018		26,540
Withdrawals(4)	41,263		44,009		41,085

Other comprehensive income:
Reduction in net unrealized losses	29,188		36,989		37,437
Reclassification to deferred preneed funeral receipts held in trust	(29,188)		(36,989)		(37,437)

(1)

Includes $3,306 in losses from the sale of investments and $31,202 in losses related to certain investments that the Company determined it no longer had the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it concluded that a number of equity securities in its preneed funeral trust portfolios are other-than-temporarily impaired as of October 31, 2011. The Company has written the cost basis of these securities down to their fair market value as of October 31, 2011.

(2)	Includes $4,722 in losses from the sale of investments and $1,416 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.
(3)

Includes $2,499 in losses from the sale of investments and $8,668 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(4)

The Company historically sold a significant portion of its preneed funeral sales through trust. Over time, the mix has shifted to a more significant portion being sold through insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2011 and 2010.

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$498	$(2)	$—	$—	$498	$(2)
Corporate bonds	6,398	(8)	—	—	6,398	(8)
Preferred stocks	548	(2)	19,065	(3,356)	19,613	(3,358)
Common stocks	5,564	(58)	128,478	(55,772)	134,042	(55,830)
Mutual funds:
Equity	3	(1)	8,481	(2,017)	8,484	(2,018)
Fixed income	43,688	(707)	5,015	(710)	48,703	(1,417)
Commodity	10,175	(1,450)	—	—	10,175	(1,450)
Real estate investment trusts	12,941	(338)	—	—	12,941	(338)

Total	$79,815	$(2,566)	$161,039	$(61,855)	$240,854	$(64,421)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	896	(1)	—	—	896	(1)
Preferred stocks	49	(1)	35,205	(2,219)	35,254	(2,220)
Common stocks	(17)	(136)	136,483	(91,457)	136,466	(91,593)
Mutual funds:
Equity	—	—	20,298	(2,936)	20,298	(2,936)
Fixed income	3,575	(3)	4,550	(764)	8,125	(767)
Insurance contracts and other long-term investments	—	—	—	(98)	—	(98)

Total	$4,503	$(141)	$196,557	$(97,475)	$201,060	$(97,616)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2011, 87 percent, or $55,830, were generated by common stock investments. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

(5) Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheets as of October 31, 2011 and 2010 are as follows:

	October 31, 2011	October 31, 2010
Trust assets	$189,678	$182,336
Receivables from customers	30,270	31,643

	219,948	213,979
Allowance for cancellations	(3,366)	(4,692)

Preneed cemetery receivables and trust investments	$216,582	$209,287

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$9,844	$—	$—	$9,844
U.S. Government, agencies and municipalities	2,052	90	(2)	2,140
Corporate bonds	2,596	131	(3)	2,724
Preferred stocks	12,518	66	(1,662)	10,922
Common stocks	112,010	920	(32,761)	80,169
Mutual funds:
Equity	25,374	348	(6,791)	18,931
Fixed income	46,258	305	(586)	45,977
Commodity	8,780	—	(892)	7,888
Real estate investment trusts	9,866	74	(193)	9,747
Master limited partnerships	97	—	(2)	95
Other long-term investments	596	—	—	596

Trust investments	$229,991	$1,934	$(42,892)	$189,033

Market value as a percentage of cost					82.2%

Accrued investment income				645

Trust assets				$189,678

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2011
Due in one year or less	$505
Due in one to five years	1,824
Due in five to ten years	2,021
Thereafter	514

$4,864

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2010 are detailed below.

	October 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$12,719	$—	$—	$12,719
U.S. Government, agencies and municipalities	5,655	667	(2)	6,320
Corporate bonds	11,790	950	(13)	12,727
Preferred stocks	20,132	139	(1,182)	19,089
Common stocks	122,529	1,223	(45,792)	77,960
Mutual funds:
Equity	30,291	50	(6,978)	23,363
Fixed income	21,405	660	(6)	22,059
Commodity	6,521	966	—	7,487
Other long-term investments	592	3	—	595

Trust investments	$231,634	$4,658	$(53,973)	$182,319

Market value as a percentage of cost					78.7%

Accrued investment income				470
Less trust investments of assets held for sale				(453)

Trust assets				$182,336

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

The Company manages a covered call program on its equity securities within the cemetery merchandise and services trust in order to provide an opportunity for additional income. As of October 31, 2011and 2010, the Company had outstanding covered calls with a market value of $0 and $128, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For fiscal years October 31, 2011, 2010, and 2009, the Company realized trust earnings (losses) of approximately ($105), ($220), and $285, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery merchandise and services trust earnings and flow through cemetery revenue in the statement of earnings. Although the Company realized losses associated with the covered call program during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $133 and $3,014 during the period that the covered calls were outstanding.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments – October 31, 2011	$173,127	$15,906	$—	$189,033
Trust investments – October 31, 2010	$144,048	$38,271	$—	$182,319

In connection with its revised investment policy, during the year ended October 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in fixed income securities and real estate investment trusts.

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Year Ended October 31,
	2011		2010		2009
Purchases	$131,952		$31,721		$24,628
Sales	127,232		27,364		23,104
Realized gains from sales of investments	7,314		1,708		1,131
Realized losses from sales of investments and other	(14,076	)(1)	(2,153	)(2)	(8,831	)(3)
Interest income, dividend and other ordinary income	7,194		5,322		5,005
Deposits	16,842		17,963		18,540
Withdrawals	19,040		18,536		21,364

Other comprehensive income:
Reduction in net unrealized losses	8,357		17,238		23,345
Reclassification to deferred preneed cemetery receipts held in trust	(8,357)		(17,238)		(23,345)

(1)

Includes $1,068 in losses from the sale of investments and $13,008 in losses related to certain investments that the Company determined it did not have the ability or intent to hold until they recover in value. As a result of the Company’s review, it has concluded that a number of equity securities in its preneed cemetery trust portfolios are other-than-temporarily impaired at October 31, 2011. The Company has written the cost basis of these securities down to their fair market value as of October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

(1)

Includes $1,068 in losses from the sale of investments and $13,008 in losses related to certain investments that the Company determined it did not have the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it has concluded that a number of equity securities in its preneed cemetery trust portfolios are other-than-temporarily impaired at October 31, 2011. The Company has written the cost basis of these securities down to their fair market value as of October 31, 2011.

(2)

Includes $2,164 in losses from the sale of investments and $195 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value.

(3)

Includes $5,376 in losses from the sale of investments and $3,455 in losses related to certain investments that were rendered worthless or practically worthless and to certain investments that the Company determined it did not have the intent to hold until they recover in value

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2011 and 2010.

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$313	$(2)	$—	$—	$313	$(2)
Corporate bonds	117	(3)	—	—	117	(3)
Preferred stocks	—	—	7,609	(1,662)	7,609	(1,662)
Common stocks	5,385	(707)	59,506	(32,054)	64,891	(32,761)
Mutual funds:
Equity	—	—	14,376	(6,791)	14,376	(6,791)
Fixed income	34,325	(586)	—	—	34,325	(586)
Commodity	7,887	(892)	—	—	7,887	(892)
Real estate investment trusts	5,775	(193)	—	—	5,775	(193)
Master limited partnerships	—	—	95	(2)	95	(2)

Total	$53,802	$(2,383)	$81,586	$(40,509)	$135,388	$(42,892)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$517	$(2)	$—	$—	$517	$(2)
Corporate bonds	627	(6)	493	(7)	1,120	(13)
Preferred stocks	—	—	15,206	(1,182)	15,206	(1,182)
Common stocks	1,957	(139)	66,544	(45,653)	68,501	(45,792)
Mutual funds:
Equity	—	—	22,582	(6,978)	22,582	(6,978)
Fixed income	2,677	(3)	16	(3)	2,693	(6)

Total	$5,778	$(150)	$104,841	$(53,823)	$110,619	$(53,973)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2011, 92 percent, or $39,552 were generated by common stock investments and mutual fund – equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund – equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $8,555, $7,376 and $6,840 for the years ended October 31, 2011, 2010 and 2009, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$20,654	$—	$—	$20,654
U.S. Government, agencies and municipalities	6,928	375	(57)	7,246
Corporate bonds	27,166	1,044	(876)	27,334
Preferred stocks	38,211	155	(6,927)	31,439
Common stocks	82,750	1,751	(24,410)	60,091
Mutual funds:
Equity	13,478	601	(807)	13,272
Fixed income	61,740	706	(1,990)	60,456
Commodity	6	5	—	11
Real estate investment trusts	8,834	6	(210)	8,630
Master limited partnerships	10,248	16	(61)	10,203
Other long-term investments	277	—	(12)	265

Trust investments	$270,292	$4,659	$(35,350)	$239,601

Market value as a percentage of cost					88.6%

Accrued investment income				791

Trust assets				$240,392

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2011
Due in one year or less	$2,788
Due in one to five years	15,684
Due in five to ten years	10,940
Thereafter	5,168

$34,580

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

The Company manages a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of October 31, 2011 and 2010, the Company had outstanding covered calls with a market value of $0 and $111, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For fiscal years October 31, 2011, 2010, and 2009, the Company realized trust earnings (losses) of approximately ($141), ($187), and $186, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery perpetual care trust earnings and flow through cemetery revenue in the statement of earnings. Although the Company realized losses associated with the covered call programs during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $380 and $2,005 during the period that the covered calls were outstanding.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market value
Trust investments – October 31, 2011	$173,317	$66,019	$265	$239,601
Trust investments – October 31, 2010	$139,774	$90,431	$173	$230,378

In connection with its revised investment policy, during the year ended October 31, 2011, the Company sold several Level 2 investments including corporate bonds and preferred stocks and increased its holdings in several Level 1 investments such as highly diversified mutual funds invested in fixed income securities, master limited partnerships and real estate investment trusts.

The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended	Year Ended
	October 31, 2011	October 31, 2010	October 31, 2009
Fair market value, beginning balance	$173	$226	$611
Total unrealized losses included in other comprehensive income (1)	(40)	(113)	(177)
Transfers out of Level 3 and other	132	60	(208)

Fair market value, ending balance	$265	$173	$226

(1)

All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of October 31, 2011 and 2010, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,017 and $13,253, respectively. The Company recorded $72 and $31 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the years ended October 31, 2011 and 2010, respectively. The additional funding obligation in fiscal year 2011 is related to the further decline in certain investments that had been previously rendered worthless or practically worthless. The Company had earnings of $1,308 and $788 within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation for the years ended October 31, 2011 and 2010, respectively. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,005; no charge has been recorded for these amounts as of October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2011		2010		2009
Purchases	$160,534		$106,857		$31,856
Sales	141,944		116,361		24,798
Realized gains from sales of investments	3,457		6,031		1,822
Realized losses from sales of investments and other	(11,871	)(1)	(1,328	)(2)	(4,416	)(3)
Interest income, dividend and other ordinary income	10,066		8,769		9,570
Deposits	7,751		7,293		8,754	(4)
Withdrawals	7,392		7,213		5,339

Other comprehensive income:
Reduction in net unrealized losses	10,347		15,621		24,318
Reclassification to perpetual care trusts’ corpus	(10,347)		(15,621)		(24,318)

(1)

Includes $816 in losses from the sale of investments, $72 in realized losses related to securities that had been previously rendered worthless or practically worthless and $10,983 in losses related to certain investments that the Company determined it did not have the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it has concluded that a number of equity securities in its cemetery perpetual care trust portfolios are other-than-temporarily impaired as of October 31, 2011. The Company has written the cost basis of these securities down to their fair market value as of October 31, 2011.

(2)	Includes $1,297 in losses from the sale of investments and $31 in losses related to certain investments that were rendered worthless or practically worthless.
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

During the years ended October 31, 2011, 2010 and 2009, cemetery revenues were $229,007, $224,009 and $211,477, respectively, of which $9,068, $8,288 and $7,701, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables shows the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2011 and 2010.

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$213	$(1)	$71	$(56)	$284	$(57)
Corporate bonds	5,959	(150)	1,341	(726)	7,300	(876)
Preferred stocks	3,611	(91)	20,921	(6,836)	24,532	(6,927)
Common stocks	1,027	(108)	50,539	(24,302)	51,566	(24,410)
Mutual funds:
Equity	106	(113)	1,967	(694)	2,073	(807)
Fixed income	39,397	(1,742)	1,606	(248)	41,003	(1,990)
Real estate investment trusts	7,659	(210)	—	—	7,659	(210)
Master limited partnerships	7,936	(61)	—	—	7,936	(61)
Other long-term investments	—	—	48	(12)	48	(12)

Total	$65,908	$(2,476)	$76,493	$(32,874)	$142,401	$(35,350)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$269	$(1)	$105	$(53)	$374	$(54)
Corporate bonds	2,786	(15)	682	(810)	3,468	(825)
Preferred stocks	—	—	32,747	(6,376)	32,747	(6,376)
Common stocks	717	(161)	51,334	(36,335)	52,051	(36,496)
Mutual funds:
Equity	—	—	4,674	(662)	4,674	(662)
Fixed income	14,850	(15)	1,076	(289)	15,926	(304)
Other long-term investments	—	—	88	(79)	88	(79)

Total	$18,622	$(192)	$90,706	$(44,604)	$109,328	$(44,796)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2011, 89 percent, or $31,337, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stock investments had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2011 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$377,198	$189,678	$566,876
Less:
Pending withdrawals	(6,373)	(5,454)	(11,827)
Pending deposits	2,015	1,130	3,145

Deferred receipts held in trust	$372,840	$185,354	$558,194

The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2011 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$240,392
Less:
Pending withdrawals	(1,896)
Pending deposits	484

Perpetual care trusts’ corpus	$238,980

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2010 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$383,792	$182,336	$566,128
Less:
Pending withdrawals	(9,144)	(5,283)	(14,427)
Pending deposits	1,791	1,224	3,015

Deferred receipts held in trust	$376,439	$178,277	$554,716

The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2010 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$230,730
Less:
Pending withdrawals	(1,581)
Pending deposits	91

Perpetual care trusts’ corpus	$229,240

Investment and other income, net

The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2011, 2010 and 2009 are detailed below.

	Year Ended October 31,
	2011	2010	2009
Realized gains from sales of investments	$20,210	$9,961	$5,519
Realized losses from sales of investments and other(1)	(60,455)	(9,440)	(24,414)
Interest income, dividends and other ordinary income	30,515	24,776	25,903
Trust expenses and income taxes	(10,523)	(9,983)	(8,331)

Net trust investment income (loss)	(20,253)	15,314	(1,323)
Reclassification to deferred preneed funeral and cemetery receipts held in trusts	18,229	(5,384)	5,525
Reclassification to perpetual care trusts’ corpus	2,024	(9,930)	(4,202)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—
Investment and other income, net (2)	672	156	92

Total investment and other income, net	$672	$156	$92

(1)	This category includes impairments recorded related to certain securities in the trusts. See Note 4, 5 and 6 for additional information.
(2)

Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the year ended October 31, 2011, the balance includes approximately $579 of interest income related to the resolution of an audit by the Internal Revenue Service.

(8) Certificates of Deposit, Marketable Securities and Restricted Investments

The market value of marketable securities as of October 31, 2011 and 2010 was $1,662 and $786, respectively, which included gross unrealized gains of $33 and $29 for fiscal years 2011 and 2010, respectively, and gross unrealized losses of $5 and $0 for fiscal years 2011 and 2010, respectively. Of the total marketable securities balance as of October 31, 2011, $1,000 is classified as a long-term asset in “other assets” in the consolidated balance sheet. As of October 31, 2010, $1,000 is classified as a long-term asset in “other assets” in the consolidated balance sheet, which includes $786 of marketable securities and $214 of cash. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which at least 40 percent must be in readily marketable investments.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(8) Marketable Securities and Restricted Investments—(Continued)

In connection with its workers’ compensation and automobile liability program with its insurance carrier, the Company is required to maintain collateral in the amount of $6,250. In the past, the Company has posted letters of credit to meet the collateral requirement. In the third quarter of fiscal year 2011 in order to reduce the letter of credit fees, the Company posted cash to satisfy the collateral requirement by investing $6,250 in a money market fund comprised of short-term U.S. treasury securities. This amount is classified in the “restricted cash and cash equivalents” line in the current assets section of the condensed consolidated balance sheet as of October 31, 2011. Both methods of posting collateral are available to the Company in the future.

In the first quarter of fiscal year 2010, the Company entered into a certificate of deposit account registry service program in order to obtain a higher rate of return on its cash balances, while maintaining its FDIC insurance protection. As of October 31, 2011 and 2010, the Company had balances of $0 and $10,000, respectively, in these certificates of deposit.

(9) Receivables

As of October 31, 2011 and 2010, the Company’s receivables were as follows:

	Receivables as of October 31, 2011	Receivables as of October 31, 2010
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$8,317	$9,151
Current receivables – other	45,455	47,738
Receivables, due beyond one year – other	75,097	75,782
Preneed funeral receivables	43,457	42,879
Preneed cemetery receivables	30,270	31,643

Total	$202,596	$207,193

Total current receivables	53,772	56,889
Total noncurrent receivables	148,824	150,304

Total	$202,596	$207,193

Below is a breakdown by type of current receivables and receivables due beyond one year.

	October 31,
	2011	2010
Current receivables are summarized as follows:
Installment contracts due within one year	$34,107	$33,990
Income tax receivables	1,004	3,171
Trade and other receivables	13,489	13,629
Funeral receivables	8,317	9,151
Allowance for doubtful accounts	(4,626)	(5,738)
Amounts to be collected for cemetery perpetual care trusts	(3,145)	(3,052)

Net current receivables	$49,146	$51,151

Receivables due beyond one year are summarized as follows:
Installment contracts due beyond one year	$82,724	$81,090
Income tax receivables	—	1,973
Allowance for doubtful accounts	(7,118)	(8,324)
Amounts to be collected for cemetery perpetual care trusts	(7,627)	(7,281)

Net receivables due beyond one year	$67,979	$67,458

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

The Company’s receivables as of October 31, 2011 are expected to be collected as follows:

Years ending October 31,
2012	$49,146
2013	20,999
2014	15,709
2015	11,429
2016	8,180
Thereafter	11,662

$117,125

As of October 31, 2011 and 2010, the Company’s allowance for doubtful accounts and cancellations were as follows:

	Allowance for Doubtful Accounts and Cancellations as of October 31, 2011	Allowance for Doubtful Accounts and Cancellations as of October 31, 2010
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral and other	$(4,626)	$(5,738)
Receivables, due beyond one year –other	(7,118)	(8,324)
Preneed funeral receivables	(11,359)	(11,753)
Preneed cemetery receivables	(3,366)	(4,692)

Total	$(26,469)	$(30,507)

Total current receivables	(4,626)	(5,738)
Total noncurrent receivables	(21,843)	(24,769)

Total	$(26,469)	$(30,507)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2010	Charged to costs and expenses	Write-offs	Balance – October 31, 2011
Current receivables – at-need funeral and other	$5,738	1,922	(3,034)	$4,626
Receivables, due beyond one year – other	$8,324	2,957	(4,163)	$7,118

	$14,062	4,879	(7,197)	$11,744

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(9) Receivables—(continued)

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of October 31, 2011
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$5,366	$648	$310	$1,993	$8,317
Receivables – other	99,647	4,511	2,086	14,308	120,552
Preneed funeral receivables	30,352	945	456	11,704	43,457
Preneed cemetery receivables	24,869	1,048	565	3,788	30,270

	$160,234	$7,152	$3,417	$31,793	$202,596

(10) Inventories and Cemetery Property

Inventories are comprised of the following:

	October 31,
	2011	2010
Developed cemetery property	$11,661	$12,221
Merchandise and supplies	24,198	23,487

	$35,859	$35,708

Cemetery property is comprised of the following:

	October 31,
	2011	2010
Developed cemetery property	$120,486	$114,352
Undeveloped cemetery property	275,528	271,652

	$396,014	$386,004

The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $16,845 and $17,054 related to cemetery property under development as of October 31, 2011 and 2010, respectively.

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of October 31, 2011 and October 31, 2010 and for the fiscal years ended October 31, 2011, 2010 and 2009, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$263,776	$19,881	$—	$283,657
Cemetery	—	205,004	24,003	—	229,007

	—	468,780	43,884	—	512,664

Costs and expenses:
Funeral	—	203,884	13,125	—	217,009
Cemetery	—	176,766	18,472	—	195,238

	—	380,650	31,597	—	412,247

Gross profit	—	88,130	12,287	—	100,417

Corporate general and administrative expenses	(28,020)	—	—	—	(28,020)
Hurricane related recoveries, net	4,057	6,683	1,492	—	12,232
Net loss on dispositions	—	(389)	—	—	(389)
Other operating income, net	158	1,237	230	—	1,625

Operating earnings (loss)	(23,805)	95,661	14,009	—	85,865
Interest expense	(3,890)	(17,019)	(1,838)	—	(22,747)
Loss on early extinguishment of debt	(1,884)	—	—	—	(1,884)
Investment and other income, net	672	—	—	—	672
Equity in subsidiaries	51,589	1,092	—	(52,681)	—

Earnings before income taxes	22,682	79,734	12,171	(52,681)	61,906
Income tax expense (benefit)	(15,873)	32,718	6,506	—	23,351

Net earnings	38,555	47,016	5,665	(52,681)	38,555
Other comprehensive loss, net	—	—	—	—	—

Comprehensive income	$38,555	$47,016	$5,665	$(52,681)	$38,555

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$256,423	$19,475	$—	$275,898
Cemetery	—	200,524	23,485	—	224,009

	—	456,947	42,960	—	499,907

Costs and expenses:
Funeral	—	196,667	13,610	—	210,277
Cemetery	—	174,340	18,551	—	192,891

	—	371,007	32,161	—	403,168

Gross profit	—	85,940	10,799	—	96,739

Corporate general and administrative expenses	(28,319)	—	—	—	(28,319)
Hurricane related recoveries (charges), net	(121)	—	55	—	(66)
Other operating income, net	69	1,048	307	—	1,424

Operating earnings (loss)	(28,371)	86,988	11,161	—	69,778
Interest expense	(1,400)	(20,436)	(2,556)	—	(24,392)
Loss on early extinguishment of debt	(1,035)	—	—	—	(1,035)
Investment and other income, net	154	2	—	—	156
Equity in subsidiaries	46,864	767	—	(47,631)	—

Earnings from continuing operations before income taxes	16,212	67,321	8,605	(47,631)	44,507
Income tax expense (benefit)	(14,766)	24,906	3,798	—	13,938

Earnings from continuing operations	30,978	42,415	4,807	(47,631)	30,569
Discontinued operations:
Earnings from discontinued operations before income taxes	—	660	—	—	660
Income taxes	—	251	—	—	251

Earnings from discontinued operations	—	409	—	—	409

Net earnings	30,978	42,824	4,807	(47,631)	30,978
Other comprehensive loss , net	(17)	—	(17)	17	(17)

Comprehensive income	$30,961	$42,824	$4,790	$(47,614)	$30,961

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$255,303	$19,599	$—	$274,902
Cemetery	—	190,386	21,091	—	211,477

	—	445,689	40,690	—	486,379

Costs and expenses:
Funeral	—	196,298	13,596	—	209,894
Cemetery	—	171,811	17,055	—	188,866

	—	368,109	30,651	—	398,760

Gross profit	—	77,580	10,039	—	87,619

Corporate general and administrative expenses	(30,670)	—	—	—	(30,670)
Hurricane related recoveries (charges), net	(720)	340	—	—	(380)
Separation charges	(55)	(220)	—	—	(275)
Net loss on dispositions	(8)	(88)	(122)	—	(218)
Other operating income, net	211	903	136	—	1,250

Operating earnings (loss)	(31,242)	78,515	10,053	—	57,326
Interest expense	(1,829)	(23,800)	(2,147)	—	(27,776)
Gain on early extinguishment of debt	6,146	—	—	—	6,146
Investment and other income, net	91	1	—	—	92
Equity in subsidiaries	40,860	747	—	(41,607)	—

Earnings from continuing operations before income taxes	14,026	55,463	7,906	(41,607)	35,788
Income tax expense (benefit)	(9,240)	19,984	1,853	—	12,597

Earnings from continuing operations	23,266	35,479	6,053	(41,607)	23,191
Discontinued operations:
Earnings from discontinued operations before income taxes	—	121	—	—	121
Income taxes	—	46	—	—	46

Earnings from discontinued operations	—	75	—	—	75

Net earnings	23,266	35,554	6,053	(41,607)	23,266
Other comprehensive loss , net	(2)	—	(2)	2	(2)

Comprehensive income	$23,264	$35,554	$6,051	$(41,605)	$23,264

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,388	$1,937	$1,363	$—	$65,688
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	—	—	662	—	662
Receivables, net of allowances	2,040	40,405	6,701	—	49,146
Inventories	318	32,926	2,615	—	35,859
Prepaid expenses	1,214	2,289	1,552	—	5,055
Deferred income taxes, net	14,815	13,696	1,257	—	29,768
Intercompany receivables	1,762	—	—	(1,762)	—

Total current assets	88,787	91,253	14,150	(1,762)	192,428
Receivables due beyond one year, net of allowances	—	55,847	12,132	—	67,979
Preneed funeral receivables and trust investments	—	399,731	9,565	—	409,296
Preneed cemetery receivables and trust investments	—	209,284	7,298	—	216,582
Goodwill	—	227,203	19,835	—	247,038
Cemetery property, at cost	—	359,678	36,336	—	396,014
Property and equipment, at cost	59,688	495,089	43,215	—	597,992
Less accumulated depreciation	45,705	240,906	19,097	—	305,708

Net property and equipment	13,983	254,183	24,118	—	292,284
Deferred income taxes, net	4,947	68,939	5,907		79,793
Cemetery perpetual care trust investments	—	227,428	12,964	—	240,392
Other assets	9,539	4,728	1,025	—	15,292
Intercompany receivables	660,246	—	—	(660,246)	—
Equity in subsidiaries	15,812	9,980	—	(25,792)	—

Total assets	$793,314	$1,908,254	$143,330	$(687,800)	$2,157,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	14,320	71,505	4,633	—	90,458
Intercompany payables	—	—	1,762	(1,762)	—

Total current liabilities	14,325	71,505	6,395	(1,762)	90,463
Long-term debt, less current maturities	317,821	—	—	—	317,821
Deferred income taxes, net	—	4,521	583	—	5,104
Intercompany payables	—	646,588	13,658	(660,246)	—
Deferred preneed funeral revenue	—	193,452	46,834	—	240,286
Deferred preneed cemetery revenue	—	230,291	28,946	—	259,237
Deferred preneed funeral and cemetery receipts held in trust	—	550,010	8,184	—	558,194
Perpetual care trusts’ corpus	—	226,042	12,938	—	238,980
Other long-term liabilities	17,996	1,341	—	—	19,337
Negative equity in subsidiaries	15,496	—	—	(15,496)	—

Total liabilities	365,638	1,923,750	117,538	(677,504)	1,729,422

Common stock	87,976	102	376	(478)	87,976
Other	339,682	(15,598)	25,398	(9,800)	339,682
Accumulated other comprehensive income	18	—	18	(18)	18

Total shareholders’ equity	427,676	(15,496)	25,792	(10,296)	427,676

Total liabilities and shareholders’ equity	$793,314	$1,908,254	$143,330	$(687,800)	$2,157,098

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,915	$72,927	$8,988	$—	$86,830

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities	10,000	—	—	—	10,000
Purchases of restricted cash equivalents, certificates of deposit and marketable securities	(6,250)	—	(662)	—	(6,912)
Proceeds from sale of assets	—	332	—	—	332
Purchases of subsidiaries and other investments, net of cash acquired	—	(9,110)	—	—	(9,110)
Additions to property and equipment	(3,082)	(22,393)	(1,483)	—	(26,958)
Other	—	149	—	—	149

Net cash provided by (used in) investing activities	668	(31,022)	(2,145)	—	(32,499)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	200,000
Repayments of long-term debt	(200,005)	—	—	—	(200,005)
Intercompany receivables (payables)	53,238	(46,023)	(7,215)	—	—
Issuance of common stock	1,495	—	—	—	1,495
Purchase and retirement of common stock	(28,838)	—	—	—	(28,838)
Debt refinancing costs	(5,944)	—	—	—	(5,944)
Dividends	(11,762)	—	—	—	(11,762)
Excess tax benefits from share-based payment arrangements	351	—	—	—	351

Net cash provided by (used in) financing activities	8,535	(46,023)	(7,215)	—	(44,703)

Net increase (decrease) in cash	14,118	(4,118)	(372)	—	9,628
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$62,388	$1,937	$1,363	$—	$65,688

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(780)	$56,234	$7,900	$—	$63,354

Cash flows from investing activities:
Proceeds from sales of marketable securities	5,000	—	901	—	5,901
Purchases of certificates of deposit and marketable securities	(15,000)	—	(875)	—	(15,875)
Proceeds from sale of assets	—	1,681	—	—	1,681
Additions to property and equipment	(2,792)	(12,430)	(1,228)	—	(16,450)
Other	—	176	—	—	176

Net cash used in investing activities	(12,792)	(10,573)	(1,202)	—	(24,567)

Cash flows from financing activities:
Repayments of long-term debt	(31,505)	—	—	—	(31,505)
Intercompany receivables (payables)	50,643	(44,702)	(5,941)	—	—
Retirement of common stock warrants	(3,143)	—	—	—	(3,143)
Issuance of common stock	694	—	—	—	694
Retirement of call options	3,562	—	—	—	3,562
Purchase and retirement of common stock	(4,056)	—	—	—	(4,056)
Debt refinancing costs	(38)	—	—	—	(38)
Dividends	(11,170)	—	—	—	(11,170)
Excess tax benefits from share-based payment arrangements	121	—	—	—	121

Net cash provided by (used in) financing activities	5,108	(44,702)	(5,941)	—	(45,535)

Net increase (decrease) in cash	(8,464)	959	757	—	(6,748)
Cash and cash equivalents, beginning of period	56,734	5,096	978	—	62,808

Cash and cash equivalents, end of period	$48,270	$6,055	$1,735	$—	$56,060

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,586	$58,085	$11,224	$—	$84,895

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	250	—	250
Purchases of marketable securities	—	—	(197)	—	(197)
Proceeds from sale of assets	292	202	230	—	724
Purchases of subsidiaries and other investments, net of cash acquired	(300)	(1,623)	—	—	(1,923)
Additions to property and equipment	(5,024)	(15,305)	(909)	—	(21,238)
Other	—	49	—	—	49

Net cash used in investing activities	(5,032)	(16,677)	(626)	—	(22,335)

Cash flows from financing activities:
Repayments of long-term debt	(60,860)	—	—	—	(60,860)
Intercompany receivables (payables)	52,913	(40,644)	(12,269)	—	—
Retirement of common stock warrants	(8,560)	—	—	—	(8,560)
Issuance of common stock	299	—	—	—	299
Retirement of call options	8,714	—	—	—	8,714
Purchase and retirement of common stock	(75)	—	—	—	(75)
Debt refinancing costs	(2,110)	—	—	—	(2,110)
Dividends	(9,734)	—	—	—	(9,734)

Net cash used in financing activities	(19,413)	(40,644)	(12,269)	—	(72,326)

Net increase (decrease) in cash	(8,859)	764	(1,671)	—	(9,766)
Cash and cash equivalents, beginning of period	65,593	4,332	2,649	—	72,574

Cash and cash equivalents, end of period	$56,734	$5,096	$978	$—	$62,808

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(12) Acquisitions and Dispositions

Acquisitions

During the year ended October 31, 2011, the Company acquired two funeral home/cemetery combinations for approximately $9,110. The acquisitions were accounted for under the purchase method, and the acquired assets and liabilities (primarily cemetery property of approximately $6,006, deferred revenue of approximately $4,705 and property, plant and equipment of approximately $2,885 were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date.

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

Dispositions

All businesses sold in fiscal years 2011, 2010 and 2009 that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. In fiscal years 2011, 2010 and 2009, the Company recorded net impairment gains (losses) on dispositions of ($389), $0 and ($218) in continuing operations, respectively, and $645 in discontinued operations in fiscal year 2010. In the consolidated statements of earnings, the impairment charges related to the write-down of these long-lived assets occurring in fiscal years 2011, 2010 and 2009 in continuing operations are reflected in the “net loss on dispositions” line item.

Assets and liabilities associated with assets held for sale are presented in the “assets held for sale,” “non-current assets held for sale,” “liabilities associated with assets held for sale” and “long-term liabilities associated with assets held for sale” lines in the consolidated balance sheet. As of October 31, 2011, no assets or liabilities associated with assets were held for sale. As of October 31, 2010, assets held for sale and liabilities associated with assets held for sale were comprised of the following:

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2010	2009
Funeral revenue	$1,253	$1,427

Funeral gross profit	$15	$121
Net gain on dispositions	645	—

Earnings from discontinued operations before income taxes	$660	$121

(13) Impairment of Goodwill

There were no goodwill impairment charges for the years ended October 31, 2011, 2010 and 2009. See Note 2(g) for a discussion of the Company’s reporting units and its annual goodwill impairment evaluation methodology.

Goodwill in excess of net assets of companies acquired totaled $247,038 as of October 31, 2011 and 2010, respectively. The Company has approximately $15,076 of tax deductible goodwill which is being amortized for tax purposes.

(14) Long-term Debt

	October 31, 2011	October 31, 2010
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $7,611 and $10,275 as of October 31, 2011 and October 31, 2010, respectively	$78,805	$76,141
3.375% senior convertible notes due 2016, net of unamortized discount of $6,183 and $7,318 as of October 31, 2011 and October 31, 2010, respectively	38,936	37,801
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	—
6.25% senior notes due 2013	—	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of October 31, 2011 and October 31, 2010, partially secured by assets of subsidiaries, with maturities through 2022	85	90

Total long-term debt	317,826	314,032
Less current maturities	5	5

	$317,821	$314,027

Fair Value

As of October 31, 2011, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $79,600 and $39,385, respectively, compared to fair values of $85,753 and $44,411, respectively. As of October 31, 2010, the carrying values of the 2014 Notes and 2016 Notes, including accrued interest, were $76,936 and $38,249, respectively, compared to fair values of $82,512 and $41,196, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

As of October 31, 2011, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $200,542, compared to a fair value of $196,043. As of October 31, 2010, the carrying value of the Company’s 6.25 percent senior notes, including accrued interest, was $202,604 compared to a fair value of $204,474.

Senior Secured Revolving Credit Facility

On April 20, 2011, the Company amended its $95,000 senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016 and was increased to $150,000 and includes a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50,000. As of October 31, 2011, there were no amounts drawn on the amended senior secured revolving credit facility, and the Company’s availability for future borrowings under the facility, after giving consideration to its $1,137 of outstanding letters of credit and $23,456 reserve for its Florida bond, was $125,407. During the year ended October 31, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $88 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the amended agreement were $2,373 (of which $1,571 was paid in cash as of October 31, 2011) and will be amortized over the term of the new credit facility.

The interest rate on the amended senior secured revolving credit facility ranges from LIBOR plus 225 to 275 basis points and was LIBOR plus 250 basis points at October 31, 2011. The Company pays a quarterly commitment fee ranging from 40 to 50 basis points annually based on the undrawn portion of the commitments.

The amended senior secured revolving credit facility is governed by the following financial covenants:

•

Maintenance on a rolling four quarter basis of a maximum consolidated adjusted leverage ratio (total funded debt (net of eligible securities and readily marketable securities, but in no event greater than $30,000) divided by EBITDA (as defined) – of not more than 4.75 to 1.00;

•

Maintenance on a rolling four quarter basis of a maximum consolidated senior secured leverage ratio (total funded senior secured debt divided by EBITDA (as defined)) – of not more than 2.00 to 1.00; and

•

Maintenance on a rolling four quarter basis of a minimum consolidated interest coverage ratio (EBITDAR (as defined) divided by interest expense paid in cash plus rent expense less certain transaction costs to the extent such constitutes cash interest expense) – of not less than 2.60 to 1.00.

The covenants include limitations on (i) liens, (ii) mergers, consolidations and asset sales, (iii) the incurrence of debt, (iv) dividends, stock redemptions and the redemption and/or prepayment of other debt, (v) capital expenditures, (vi) investments and acquisitions, (vii) transactions with affiliates and (viii) a change of control. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts available in the discretionary basket. As of October 31, 2011, the amount available to pay dividends or repurchase stock was $196,762. The agreement also limits capital expenditures in any fiscal year to $45,000, with a provision for the carryover of permitted but unused amounts. As of October 31, 2011, there is $28,550 that can be carried over from previous years. The lenders under the amended senior secured credit facility can accelerate all obligations under the facility and terminate the revolving credit commitments if an event of default occurs and is continuing.

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

Senior Notes

On April 4, 2011, the Company commenced a cash tender offer for any and all of its outstanding $200,000 aggregate principal amount 6.25 percent senior notes due 2013 (the “6.25 percent notes”) and a solicitation of consents to amend the indenture governing the 6.25 percent notes (the “Indenture”). On April 15, 2011, the Company announced that it had received the requisite consents to amend the Indenture and accordingly entered into a supplemental indenture, dated April 15, 2011 (the “Supplemental Indenture”), to the Indenture with U.S. Bank National Association, as trustee for the 6.25 percent notes. On April 18, 2011, the Company purchased a total of $194,188 in aggregate principal amount of its outstanding 6.25 percent notes in the offer for an aggregate purchase price (including consent payments) of $194,673 plus $2,124 in accrued and unpaid interest. The Company redeemed the remaining $5,812 of the 6.25 percent senior notes in May 2011 at the redemption price of 100 percent of the principal amount, plus accrued and unpaid interest to the redemption date. During the year ended October 31, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $1,796 representing $850 for related fees and expenses and $946 for the write-off of the remaining unamortized fees on the 6.25 percent senior notes.

The Company funded the tender offer for the 6.25 percent senior notes with a portion of its available cash and the net proceeds of the issuance of $200,000 6.50 percent senior notes due 2019 (the “6.50 percent notes”), which were issued April 18, 2011. Fees incurred for the new 6.50 percent senior notes amounted to $4,397 (of which $4,373 was paid in cash as of October 31, 2011) and will be amortized over the term of the 6.50 percent senior notes.

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

Senior Convertible Notes

On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes” and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value, including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $6,217 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and are being amortized over the terms of the senior convertible notes or until they become convertible. The aggregate principal amount of the 2014 Notes and 2016 Notes outstanding at October 31, 2011 was $86,416 and $45,119, respectively.

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

Holders may convert their senior convertible notes based on a conversion rate of 90.4936 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes (which is equal to an initial conversion price of approximately $11.05 per share), subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during fiscal years 2011 or 2010.

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

The senior convertible notes are the Company’s senior unsecured obligations. The senior convertible notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior basis, by all of the Company’s subsidiaries that are guarantors of the Company’s 6.50 percent senior notes, except for three immaterial non-wholly owned subsidiaries and except for any future non-wholly owned subsidiaries. The indentures contain events of default which, if they occur, entitle the holders of the senior convertible notes to declare the senior convertible notes immediately due and payable.

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

During fiscal year 2010 and 2009, the Company purchased $1,000 and $37,584 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market, respectively, and $34,866 and $45,015 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 in the open market, respectively, at discounts to their face value. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases, the Company recorded ($1,035) and $6,237 in pre-tax (losses) gains on early extinguishment of debt during fiscal year 2010 and 2009, respectively.

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

Adoption of Convertible Debt Guidance – Senior Convertible Notes

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

This guidance applies to the Company’s senior convertible notes which as described above were originally issued in 2007, and was required to be applied retrospectively to all periods since inception. The Company adopted this guidance effective November 1, 2009. See Note 3 for additional information on the effects of the adoption of this guidance.

The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately 2.75 years and 4.75 years, respectively. The carrying value of the equity component of the 2014 Notes as of October 31, 2011 and 2010 was $15,995. The carrying value of the equity component of the 2016 Notes as of October 31, 2011 and 2010 was $18,219. The amount of interest expense recorded for the senior convertible notes related both to the contractual interest coupon and amortization of the discount on the liability component was $8,023, $9,212 and $12,592 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. For the years ended October 31, 2011, 2010 and 2009, the coupon and amortization of the discount yielded an effective interest rate of 6.96 percent on the 2014 Notes and 2016 Notes.

Other

As of October 31, 2011, the Company’s subsidiaries had approximately $85 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. All of this debt is secured by liens on the stock or assets of the related subsidiaries.

Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2012 through October 31, 2016, are approximately $5 in 2012, $6 in 2013, $86,422 in 2014, $7 in 2015 and $45,127 in 2016. Scheduled principal payments thereafter are $200,053.

As of October 31, 2011, the Company was in compliance with the covenants in its debt agreements.

(15) Guarantees

The Company’s obligations under its senior secured revolving credit facility, 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes are guaranteed by all of its existing and future direct and indirect subsidiaries formed under the laws of the United States, any state thereof or the District of Columbia, except for specified excluded subsidiaries. For additional information regarding the senior secured revolving credit facility, senior convertible notes and senior notes, see Note 14.

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

As discussed in Note 2(i), the Company sells insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers which are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2011 and 2010 was $557,348 and $530,424, respectively.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(16) Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2011
Earnings from continuing operations	$38,555
Allocation of earnings to nonvested restricted stock	$(216)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$38,339	90,001	$.43

Effect of dilutive securities:
Stock options assumed exercised		485

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$38,339	90,486	$.42

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2010
Earnings from continuing operations	$30,569
Allocation of earnings to nonvested restricted stock	$(267)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,302	92,119	$.33

Effect of dilutive securities:
Stock options assumed exercised		275

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$30,302	92,394	$.33

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2009
Earnings from continuing operations	$23,191
Allocation of loss to nonvested restricted stock	$(186)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$23,005	91,898	$.25

Effect of dilutive securities:
Stock options assumed exercised		80

Diluted loss per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$23,005	91,978	$.25

During the year ended October 31, 2011, options to purchase 794,697 shares of common stock at prices ranging from $6.88 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. These options expire between December 20, 2011 and July 2, 2018.

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

As of October 31, 2011 and 2010, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been achieved. As of October 31, 2009, 438,000 market based stock options were not dilutive. The market based stock options were not dilutive because the market conditions for the respective grants were not achieved during that period.

For the year ended October 31, 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the fiscal year ended October 31, 2011 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the year ended October 31, 2010, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the associated common stock warrants were also not dilutive. For the year ended October 31, 2009, a maximum of 16,740,100 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 13,392,080 shares of Class A common stock under the associated common stock warrants were also not dilutive. As discussed in Note 14, during fiscal years 2009 and 2010, the Company purchased $82,599 and $35,866, respectively, of its senior convertible notes in the open market which resulted in associated common stock warrants being terminated. This accounts for the decrease in the Class A common stock related to the senior convertible notes and associated common stock warrants that could potentially be included in the diluted earnings per share calculations for fiscal years 2009 and 2010. There were no debt repurchases in fiscal year 2011.

The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2011, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) Income Taxes

Income tax expense is comprised of the following components:

	Continuing Operations
	U.S. and Possessions	State	Totals
Year Ended October 31,
2011:
Current tax expense	$1,469	$1,741	$3,210
Deferred tax expense	17,167	2,974	20,141

	$18,636	$4,715	$23,351

2010:
Current tax expense	$1,489	$1,527	$3,016
Deferred tax expense (benefit)	11,561	(639)	10,922

	$13,050	$888	$13,938

2009:
Current tax expense	$1,001	$1,651	$2,652
Deferred tax expense	9,034	911	9,945

	$10,035	$2,562	$12,597

	Discontinued Operations
	U.S. and Possessions	State	Totals
Year Ended October 31,
2011:
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—

	$—	$—	$—

2010:
Current tax expense	$231	$20	$251
Deferred tax expense	—	—	—

	$231	$20	$251

2009:
Current tax expense	$42	$4	$46
Deferred tax expense	—	—	—

	$42	$4	$46

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) Income Taxes—(Continued)

The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2011	2010	2009
Statutory tax rate	35.00%	35.00%	35.00%
Increases (reductions) in tax rate resulting from:
State income tax	4.77	1.21	4.64
U.S. possession income tax	3.91	.71	(1.86)
Nondeductible expenses and other	(0.05)	1.02	.44
Dividend exclusion	(2.76)	(2.96)	(4.04)
Capital loss valuation allowance	(1.79)	(3.66)	1.02
Basis adjustment on charitable contribution	(0.70)	—	—
Basis adjustment on sale of business	(0.65)	—	—

Effective tax rate	37.73%	31.32%	35.20%

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) Income Taxes—(Continued)

Deferred tax assets and liabilities consist of the following:

	October 31,
	2011	2010
Deferred tax assets:
Accrued expenses	$10,511	$8,829
Allowance for sales cancellations and doubtful accounts	5,027	6,238
Capital loss carryover	7,591	11,473
Deferred compensation	5,826	5,632
Deferred preneed sales and expenses	193,316	197,090
Inventory writedown	1,123	1,162
Lease obligations	779	839
Net operating loss carryover – federal	12,382	24,096
Net operating loss carryover – state	13,570	14,820
Federal alternative minimum tax credit	882	—
Federal work opportunity tax credit	2,095	—
U.S. Possession alternative minimum tax credit	907	—
State enterprise zone tax credit	287	—
Original issue discount on purchased call options	5,656	7,053
Other	1,175	455
Share-based compensation	2,441	2,054

	263,568	279,741
Valuation allowance-federal capital loss carryover	(4,975)	(6,000)
Valuation allowance-state net operating loss carryover	(2,499)	(2,616)

	256,094	271,125

Deferred tax liabilities:
Cemetery property	70,896	72,805
Debt discount amortization	5,005	6,321
Deferral of gain on early extinguishment of debt	5,732	5,714
Depreciation	23,528	21,301
Goodwill amortization	44,016	41,403
Non-compete amortization	573	285
Partnership interest	1,887	1,909

	151,637	149,738

	$104,457	$121,387

Current net deferred asset	$29,768	$28,312
Long-term net deferred asset	79,793	98,025
Long-term net deferred liability	(5,104)	(4,950)

	$104,457	$121,387

The federal net operating loss of $35,377 (deferred tax asset of $12,382 as of October 31, 2011) originated in fiscal 2009 and is scheduled to expire in 2029. The state net operating loss is $320,766 (deferred tax asset of $13,570 as of October 31, 2011) which includes $150,495 attributable to the state of Florida and $170,271 which is widespread among several states. The Florida carryover period is 20 years and the earliest year of expiration is 2022 when $692 is scheduled to expire. The remaining balance of state net operating loss has carryover periods averaging from 10 to 20 years and there is no significant balance subject to expiration in the near future.

In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During fiscal 2011, the Company recorded a one-time, non-cash charge of $2,860 ($4,400 charge less a federal tax benefit of $1,540) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19,100 at the previously required 39 percent tax rate to approximately $14,700 at the newly-enacted 30 percent tax rate.

In fiscal year 2011, approximately $2,000 of the federal work opportunity tax credit was reclassified from long term receivables to long term deferred tax assets as a result of federal tax legislation that was not extended for tax years beginning in 2010 which eliminated the utilization of these tax credits against alternative minimum tax.

There were no changes in tax accounting methods during fiscal year 2011. As a result of the tax accounting changes that took place in fiscal years 2009 and 2010 described below, we had net operating losses to be utilized beginning in 2010 of approximately $104,000. The Company was able to utilize approximately $44,000 of the net operating loss in fiscal year 2011 and approximately $26,000 in fiscal year 2010, which reduced federal income taxes paid by approximately $14,400 and $9,100, respectively. The Company expects to have federal net operating losses available to it through most of fiscal 2012.

The Company received IRS approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84,000 of taxable income. These changes increased the net operating loss to be utilized beginning in 2010 to approximately $104,000, the utilization of which would significantly reduce federal income tax payments by approximately $36,000 for an approximate three year period. These changes primarily relate to the Company’s tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit the Company to defer the recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. The Company will eventually pay taxes with respect to the $84,000 as the related preneed contracts are performed in the future.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) Income Taxes—(Continued)

	Year Ended October 31,
	2011	2010	2009
Gross unrecognized tax benefits, beginning of period	$1,744	$2,767	$3,920
Additions for tax for prior years positions	32	131	—
Reductions for tax for prior years positions	—	(1,133)	(689)
Additions for tax for current year positions	—	—	—
Reduction in tax relating to settlements with taxing authorities	—	—	(140)
Reduction in tax as a result of a lapse of applicable statute of limitations	(365)	(21)	(324)

Gross unrecognized tax benefits, end of period	$1,411	$1,744	$2,767

As of October 31, 2011, 2010, and 2009, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0, $366 and $255, respectively. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively. For the years ended October 31, 2011, 2010, and 2009, the Company had accrued interest and penalties related to the unrecognized tax benefits of $0, $487 and $735, respectively. During fiscal year 2011, an additional $2 of interest was accrued for uncertain tax positions and $490 of interest and penalties was reduced due to lapse of applicable statute of limitations. During fiscal year 2010, an additional $281 of interest was accrued for uncertain tax positions and $528 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations. During fiscal year 2009, an additional $211 of interest was accrued for uncertain tax positions and $583 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Effective March 1, 2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2011, 2010 and 2009 was approximately $1,617, $2,027 and $3,013, respectively.

Stewart Enterprises Puerto Rico Employees’ Retirement Trust

On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Contributions are made to the plan at the discretion of the Company. Eligible employees may contribute up to 100 percent of their earnings, up to a maximum annual contribution of $8. Effective August 1, 2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2011, 2010 and 2009 was $39, $69 and $69, respectively.

Non-Qualified Supplemental Retirement and Deferred Compensation Plan

The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company. Additionally, employees who participate may contribute up to 15 percent of their earnings up to the limit set by the Internal Revenue Code. Participants’ account balances are credited with interest at the rate of the Company’s weighted average cost of capital. Effective March 1, 2010, employee contributions of up to six percent are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2011, 2010 and 2009 was approximately $298, $237 and $258, respectively.

Supplemental Executive Retirement Plan

On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2011, 2010 and 2009 was $1,611, $2,136 and $2,400, respectively. The Company’s liability as of October 31, 2011 and 2010 was $14,825 and $14,158, respectively, and is presented in other current liabilities and other long-term liabilities in the consolidated balance sheet.

Compensation Plans

In April 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan (the “Stock Plan”) at its annual shareholders’ meeting. The Stock Plan replaces the Company’s 2007 Stock Incentive Plan. No future grants will be made through the prior plan. The Compensation Committee of the Company’s Board of Directors administers the Stock Plan and has the authority to make awards under the Stock Plan including setting the terms of the awards. A total of 5,000,000 shares of the Company’s Class A common stock are authorized to be issued under the Stock Plan. Officers, directors, key employees and consultants will be eligible to receive incentives under the Stock Plan when designated as a Stock Plan participant by the Committee. As of October 31, 2011, there were 3,295,340 shares remaining available under the 2010 Stock Plan.

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

Employee Stock Purchase Plan

On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. Since the inception of the Employee Stock Plan through October 31, 2011, 600,614 shares had been acquired and 399,386 shares remain available under the Employee Stock Plan.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

Share-Based Compensation

Share-based compensation is comprised of stock option expense, restricted stock expense and equity grants to the Company’s independent directors as described below.

Stock Options

For the years ended October 31, 2011, 2010 and 2009, stock option expenses amounted to $1,111, $1,054 and $1,180, respectively, which are included in corporate general and administrative expenses in the consolidated statement of earnings. As of October 31, 2011, there was $2,404 of total unrecognized compensation costs related to nonvested stock options that are expected to be recognized over a weighted-average period of 2.75 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2011, 2010 and 2009, and the changes that occurred during fiscal years 2011, 2010 and 2009.

	2011		2010		2009
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	3,130,610	$5.31	2,864,562	$5.78	2,141,679	$7.10
Granted	1,356,000	$6.24	960,750	$5.08	979,500	$2.83
Exercised	(263,602)	$4.43	(81,714)	$4.73	—	$—
Forfeited	(457,375)	$5.59	(612,988)	$7.20	(256,617)	$5.60

Outstanding at end of year	3,765,633	$5.67	3,130,610	$5.31	2,864,562	$5.78

Exercisable at end of year	1,652,611	$6.02	1,366,738	$6.24	1,067,954	$6.73

Weighted-average fair value of options granted		$1.98		$1.53		$0.71

Year Ended October 31, 2011
Aggregate Intrinsic Value
Options outstanding as of October 31, 2011	$3,846
Options exercisable as of October 31, 2011	$1,522
Options exercised during 2011	$730

Year Ended October 31, 2010
Aggregate Intrinsic Value
Options outstanding as of October 31, 2010	$2,720
Options exercisable as of October 31, 2010	$593
Options exercised during 2010	$112

The following table further describes the Company’s stock options outstanding as of October 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 10/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.65	365,000	4.13 years	$2.65	129,375	4.13 years	$2.65
$3.09	290,000	4.18 years	$3.09	170,000	4.18 years	$3.09
$5.04-5.86	977,870	4.38 years	$5.17	378,857	3.17 years	$5.29
$6.22-6.90	1,631,263	4.42 years	$6.37	553,263	1.14 years	$6.64
$7.31-7.75	86,000	3.24 years	$7.43	72,000	2.63 years	$7.39
$8.06-8.47	415,500	2.91 years	$8.20	349,116	2.87 years	$8.20

$2.65 to 8.47	3,765,633	4.17 years	$5.67	1,652,611	2.58 years	$6.02

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Benefit Plans—(Continued)

	Year Ended October 31, 2010	Weighted Average Grant-Date Fair Value
Nonvested options as of November 1, 2010	1,763,872	$1.32
Granted	1,356,000	$1.98
Vested	(588,350)	$1.41
Forfeited	(418,500)	$1.69

Nonvested options as of October 31, 2011	2,113,022	$1.65

The fair value of the Company’s service based stock options is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2011, 2010 and 2009: expected dividend yield of 2.3 percent, 2.4 percent and 2.2 percent; expected volatility of 38.9 percent, 37.7 percent and 38.4 percent; risk-free interest rate of 2.1 percent, 2.8 percent and 3.2 percent; and an expected term of 4.7 years, 4.7 years and 4.9 years. In 2008, the Company issued stock options with market conditions based on reaching certain target stock prices in fiscal years 2008, 2009 and 2010. The Company recorded this expense over the requisite service period. The market conditions were achieved in fiscal year 2008 but were not met in fiscal years 2009 or 2010. The fair value of the Company’s market based stock options for fiscal years 2011, 2010 and 2009 is the estimated present value at the grant date using the Monte Carlo lattice model approach with the following weighted average assumptions: expected dividend yield of 1.3 percent; expected volatility of 37.9 percent; risk-free interest rate of 4.3 percent; and an expected term of 3.4 years. There were no market based stock options granted in fiscal years 2009, 2010 and 2011. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected term. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant over the expected term. The expected term of service based options is calculated using the simplified method which is the average of the vesting term and contractual term.

Likewise, the fair value of shares acquired through the Employee Stock Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2011, 2010 and 2009, respectively: expected dividend yield of 2.4 percent, 2.6 percent and 3.2 percent; expected volatility of 37.8 percent, 39.8 percent and 42.0 percent; risk-free interest rate of 0.1 percent, 0.1 percent and 0.2 percent; and an expected term of 0.3 years, 0.3 years and 0.3 years.

Restricted Stock

For the years ended October 31, 2011, 2010 and 2009, the expense related to restricted stock amounted to $1,385, $989 and $719, respectively, which are included in corporate general and administrative expenses in the statement of earnings. As of October 31, 2011, there was $779 of remaining future restricted stock expense to be recognized. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2011, 2010 and 2009.

(In shares)	2011(1)	2010(2)	2009(3)
Nonvested restricted stock at beginning of year	720,819	729,665	510,887
Granted	520,500	332,000	353,000
Vested	(236,507)	(181,514)	(72,390)
Forfeited	(642,833)	(159,332)	(61,832)

Nonvested restricted stock at end of year	361,979	720,819	729,665

(1)

In fiscal year 2011, the Company granted 520,500 shares of restricted stock with market conditions based on achieving certain target stock prices in the fiscal years 2011, 2012 and 2013. The market condition related to fiscal year 2011 was achieved.

(2)

In fiscal year 2010, the Company granted 324,500 shares of restricted stock with market conditions based on achieving certain target stock prices in fiscal years 2010, 2011 and 2012. Also in fiscal year 2010, the Company granted 7,500 shares of restricted stock which vest in equal one-third portions over three years. The market conditions discussed above related to fiscal years 2010 and 2011 were achieved.

(3)

In fiscal year 2009, the Company granted 297,000 shares of restricted stock with market conditions based on achieving certain target stock prices in fiscal years 2009, 2010 and 2011. Also in fiscal year 2009, the Company granted 56,000 shares of restricted stock which vest in equal one-third portions over three years. The market conditions discussed above were not met in fiscal years 2009, 2010 or 2011.

Other

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

(19) Commitments, Contingencies and Related Party Transactions

Litigation

The Company settled litigation with its insurance carriers related to damages from Hurricane Katrina in the fourth quarter of fiscal year 2011, as described in Note 22.

The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.

Leases

The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 19 years, except for eight leases that expire between 2032 and 2039. The Company also has operating leases under its vehicle fleet program. Rent payments under these leases were $5,652, $5,078 and $4,708 for the years ended October 31, 2011, 2010 and 2009, respectively. The Company’s future minimum lease payments as of October 31, 2011 are $5,594, $4,571, $3,706, $3,086, $2,640 and $14,782 for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and later years, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Commitments, Contingencies and Related Party Transactions—(Continued)

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2011, the Company had $12,017 recorded as a liability for the estimated probable funding obligation. As of October 31, 2011, the Company had unrealized losses of approximately $36,702 in cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, the Company has recorded an estimated net liability for these items of approximately $2 million and $3 million as of October 31, 2011 and 2010, respectively.

The Company has entered into non-compete agreements with prior owners of acquired subsidiaries that expire through 2018. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $4,939 and $5,207 as of October 31, 2011 and 2010, respectively. The Company’s future non-compete payments as of October 31, 2011 are $168, $100, $100, $100, $100 and $200 for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

The Company is required to maintain a bond ($23,456 as of October 31, 2011) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

Related Party Transactions

In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its senior secured revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2011, including accrued interest, was approximately $1,435.

(20) Segment Data

The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. As of October 31, 2011, the Company’s Chief Executive Officer and Chief

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(20) Segment Data—(Continued)

Financial Officer meet regularly with the Executive Vice President of Operations and Sales to discuss operational performance and the Executive Vice President and President of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”) to discuss ITI’s performance. The Company’s Executive Vice President of Operations and Sales acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust. The Company has determined that its Chief Executive Officer and Chief Financial Officer are the chief operating decision makers (“CODM”) as they make decisions about the Company’s overall resource allocation and assessment of performance.

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

The corporate trust management segment revenues reflect (1) investment management fees earned and (2) the realized earnings related to preneed contracts delivered, which are the earnings realized over the life of the contracts delivered during the relevant period. Earnings recognition in this segment is unrelated to investment results in the current period. Current investment gains/losses of the funeral and cemetery merchandise and services trusts are deferred until the underlying products and services are delivered and are not reflected in the statement of earnings but are disclosed in Notes 4, 5 and 7 along with the cost and market value of the trust assets. The Company’s fee income related to management of its trust assets, the investment income recognized on preneed contracts delivered and the trust assets are referred to as “corporate trust management” for the benefit of the segments.

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

The Company also measures its preneed sales growth year-over-year. Preneed sales and the accounting for these sales are discussed in Notes 2(i), 2(j) and 2(k). Although the Company does not consider its preneed selling activities to be a separate segment, the Company is providing additional disclosure of preneed funeral and cemetery merchandise and service sales in its segment footnote as preneed sales are reviewed regularly by the Company’s CODM to assess performance and allocate resources. Preneed sales are strategically significant to the Company as those sales are one of the primary drivers of market share protection and growth. As such, the CODM reviews the preneed sales data in addition to revenue and gross profit. Information on segment assets is not disclosed as it is not reviewed by the CODM.

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

For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2011, 2010 and 2009 for the Company’s continuing operations only.

	Total Revenue
	2011	2010	2009
Funeral	$267,522	$260,087	$259,734
Cemetery(1)	220,814	216,504	204,181
Corporate Trust Management(2)	24,328	23,316	22,464

Total	$512,664	$499,907	$486,379

	Total Gross Profit
	2011	2010	2009
Funeral	$51,359	$50,686	$50,713
Cemetery(1)	26,383	24,464	16,266
Corporate Trust Management(2)	22,675	21,589	20,640

Total	$100,417	$96,739	$87,619

	Depreciation and Amortization Total
	2011	2010	2009

Funeral	$15,515	$15,203	$16,015
Cemetery	8,111	7,928	8,337
Reconciling Items(3)	8,731	9,137	10,453

Total	$32,357	$32,268	$34,805

	Additions to Long-Lived Assets Total(4)
	2011	2010	2009
Funeral	$16,510	$6,735	$9,949
Cemetery	24,031	16,773	20,851
Reconciling Items(3)	4,045	3,084	4,924

Total	$44,586	$26,592	$35,724

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(20) Segment Data—(Continued)

	Total Goodwill
	2011	2010
Funeral	$198,317	$198,317
Cemetery	48,721	48,721

Total	$247,038	$247,038

(1)	Perpetual care trust earnings are included in the revenue and gross profit data of the cemetery segment and amounted to $8,555, $7,376 and $6,840 for fiscal years 2011, 2010 and 2009, respectively.
(2)

Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for 2011, 2010 and 2009 were $4,741, $4,517 and $3,912, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2011, 2010 and 2009 were $11,393, $11,294 and $11,256, respectively. Trust management fees included in cemetery revenue for 2011, 2010 and 2009 were $5,284, $4,873 and $4,062, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2011, 2010 and 2009 were $2,910, $2,632 and $3,234, respectively.

(3)

Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets, amortization of deferred financing costs, amortization of the discount on the Company’s senior convertible notes and additions to corporate long-lived assets.

(4)	Long-lived assets include cemetery property and net property and equipment.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the fiscal years ended October 31, 2011, 2010 and 2009, is as follows:

	Year Ended October 31,
	2011	2010	2009
Gross profit for reportable segments	$100,417	$96,739	$87,619
Corporate general and administrative expenses	(28,020)	(28,319)	(30,670)
Hurricane related recoveries (charges), net	12,232	(66)	(380)
Separation charges	—	—	(275)
Net loss on dispositions	(389)	—	(218)
Other operating income, net	1,625	1,424	1,250
Interest expense	(22,747)	(24,392)	(27,776)
Gain (loss) on early extinguishment of debt	(1,884)	(1,035)	6,146
Investment and other income, net	672	156	92

Earnings from continuing operations before income taxes	$61,906	$44,507	$35,788

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(20) Segment Data—(Continued)

	Total Net Preneed Merchandise and Service Sales(1)
	2011	2010	2009
Funeral	$97,815	$96,114	$99,067
Cemetery	50,272	48,290	48,629

Total	$148,087	$144,404	$147,696

(1)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

(21) Supplementary Information

The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2011, 2010 and 2009.

	Year Ended October 31,
	2011	2010	2009
Service revenue
Funeral	$192,451	$180,419	$174,116
Cemetery	60,682	59,693	60,438

	253,133	240,112	234,554
Merchandise revenue
Funeral	83,742	88,686	94,701
Cemetery	154,612	149,161	137,310

	238,354	237,847	232,011
Other revenue
Funeral	7,464	6,793	6,085
Cemetery	13,713	15,155	13,729

	21,177	21,948	19,814

Total revenue	$512,664	$499,907	$486,379

Service costs
Funeral	$65,242	$60,556	$57,716
Cemetery	43,343	42,067	42,067

	108,585	102,623	99,783
Merchandise costs
Funeral	55,155	55,472	57,763
Cemetery	95,589	94,143	92,063

	150,744	149,615	149,826
Facility expenses
Funeral	96,612	94,249	94,415
Cemetery	56,306	56,681	54,736

	152,918	150,930	149,151

Total costs	$412,247	$403,168	$398,760

Service revenue includes funeral service revenue, funeral trust earnings, insurance commission revenue, burial site openings and closings and perpetual care trust earnings. Merchandise revenue includes funeral merchandise revenue, flower sales, cemetery property sales revenue, cemetery merchandise delivery revenue and merchandise trust earnings. Other revenue consists of finance charge revenue and trust management fees. Service

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(21) Supplementary Information—(Continued)

costs include the direct costs associated with service revenue and preneed selling costs associated with preneed service sales. Merchandise costs include the direct costs associated with merchandise revenue, preneed selling costs associated with preneed merchandise sales and the Company’s estimated obligation to fund the cemetery perpetual care trusts.

(22) Hurricane Related Recoveries (Charges)

The Company has insurance coverage related to property damage, incremental costs and property operating expenses. In August 2005, Hurricane Katrina struck the Company’s South Louisiana operations. In September 2008, Hurricane Ike struck the Texas Gulf Coast and the Company’s facilities in the area. The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs incurred relating to the damages and losses suffered.

The Company was unable to finalize its negotiations with its insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. In 2007, the carrier advanced an additional $1,100, which the Company did not record as income but as a liability pending the resolution of the ongoing litigation. In August 2011, the insurance litigation was settled, and the Company received $11,325 in additional insurance proceeds in the fourth quarter of fiscal year 2011. As of October 31, 2011, the Company recorded these insurance proceeds and the $1,100 received in 2007 discussed above in the “hurricane related recoveries (charges), net” line in the consolidated statement of earnings for the year ended October 31, 2011.

The Company recorded hurricane related recoveries (charges) of $12,232, ($66) and ($380) for the years ended October 31, 2011, 2010 and 2009, respectively. In fiscal year 2009, the Company received $300 in insurance proceeds related to Hurricane Ike. Hurricane Katrina charges incurred in fiscal years 2009, 2010 and 2011 primarily related to legal costs associated with litigation settled in fiscal year 2011 as described above. The Company does not anticipate any further hurricane related charges associated with past hurricanes.

(23) Significant Risks and Uncertainties

Concentrations of Investments

The Company’s preneed trusts and cemetery perpetual care trusts are invested in various industry sectors, including the financial services sector. The market values of the trusts experienced significant declines during late fiscal year 2008 and early fiscal year 2009. As of October 31, 2011, the Company has a concentration in issuer specific investments in the financial services sector of 11 percent of the fair market value of its preneed trust portfolios and 18 percent of the fair market value of its cemetery perpetual care portfolios. There are various risks associated with this sector including the failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in the financial markets. See Notes 2(i), 2(j) and 2(k) for the Company’s policy outlining how realized losses could impact future revenue and additional potential funding obligations for cemetery perpetual care trusts.

Customer Installment Receivables

The Company has gross installment contract receivables of $116,831 relating to cemetery property sales as of October 31, 2011. A continued economic downturn could impact the ability of customers to meet payment obligations.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(23) Significant Risks and Uncertainties—(Continued)

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

(24) Subsequent Events

As of November 30, 2011, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 1.4 percent, or approximately $11,599, from October 31, 2011.

In November 2011, the Company issued 67,853 shares of Class A common stock and paid approximately $133 in cash to the independent directors of the Company. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.

Subsequent to October 31, 2011 through November 30, 2011, the Company repurchased an additional 600,500 shares of its Class A common stock for $3,699 at an average price of $6.16 per share and has $40,061 remaining under its current stock repurchase program.

(25) Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal years 2011 and 2010 is presented below:

	First	Second	Third	Fourth
Year Ended October 31, 2011(1)
Revenues	$129,264	$129,665	$124,357	$129,378
Gross profit	28,355	25,641	21,752	24,669
Net earnings	8,044	9,998	11,986	8,527
Net earnings per common share:
Basic	.09	.11	.13	.10
Diluted	.09	.11	.13	.10

	First	Second	Third	Fourth
Year Ended October 31, 2010(2)
Revenues	$124,012	$128,033	$122,558	$125,304
Gross profit	25,243	25,080	22,432	23,984
Net earnings	7,487	8,391	6,039	9,061
Net earnings per common share:
Basic	.08	.09	.06	.10
Diluted	.08	.09	.06	.10

(1)

First quarter of fiscal year 2011 includes a charge of $50 for net hurricane related costs and a $73 charge related to the Company’s estimated probable funding obligation to fund the cemetery perpetual care trusts. Second quarter of fiscal year 2011 includes a $1,811 loss on the early extinguishment of debt, a $400 charge for net losses on dispositions and a $54 charge for net hurricane related costs. Third quarter of fiscal year 2011 includes net hurricane related recoveries of $12,349 and a $73 loss on the early extinguishment of debt.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Our Board of Directors has set the date of our 2012 annual shareholder’s meeting on April19, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding executive officers required by Item 10 may be found in Part I of this report.

We have adopted the Stewart Enterprises, Inc. Code of Business Conduct and Ethics (the “code”), a code of ethics that applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Corporate Controller. The code is available at the Company website where all of its public filings are available free of charge on the same day they are filed with the SEC. Any substantive amendments to the code, or any waivers granted for any directors or executive officers, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Corporate Controller, will be disclosed on the Company’s website. The Company’s website address is www.stewartenterprises.com.

The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (1)
Equity compensation plans approved by security holders	4,127,612	$5.69	3,694,726
Equity compensation plans not approved by security holders	—	—	—

Total	4,127,612	$5.69	3,694,726

(1)

Includes 3,295,340 shares of our common stock under the 2010 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 399,386 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.

The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

(2)	Financial Statement Schedule for the years ended October 31, 2011, 2010 and 2009

Schedule II—Valuation and Qualifying Accounts	129

All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Unaudited)

(Dollars in thousands)

	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F
COLUMN A Description	Balance at beginning of period	Charged to costs and expenses	Other changes	Write-offs		Balance at end of period
Current – Allowance for doubtful accounts:
Year ended October 31,
2011	$5,738	1,922	—	(3,034)		$4,626
2010	$7,390	1,942	—	(3,594)		$5,738
2009	$7,215	3,407	—	(3,232)		$7,390
Due after one year – Allowance for doubtful accounts:
Year ended October 31,
2011	$8,324	2,957	—	(4,163)		$7,118
2010	$9,778	2,816	—	(4,270)		$8,324
2009	$9,689	4,509	—	(4,420)		$9,778
Deferred tax asset valuation allowance
Year ended October 31,
2011	$8,616	(986)	—	(156	)(1)	$7,474
2010	$10,194	(1,578)	—	—		$8,616
2009	$10,649	(455)	—	—		$10,194

(1)	This is related to the write-off of both the deferred tax asset and related valuation allowance for an expired net operating loss as a result of a change in state tax legislation.

Item 15(a)(3)    Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”); Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.2	Employment Agreement between the Company and Thomas M. Kitchen dated February 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.3	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K, Commission File No. 1-15449)

10.4	Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, Commission File No. 1-15449)

10.5	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.6	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.7	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.8	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.9	Stewart Enterprises, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the year ended October 31, 2009)

10.10	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.11	Amended and Restated Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.12	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2009)

10.13	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000, Commission File No. 1-15449)

10.14	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10- Q for the quarter ended July 31, 2008)

10.15	Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.16	Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009)

10.17	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.18	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.19	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.20	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.21	Settlement Agreement between the Company and certain of its subsidiaries and RSUI Indemnity Company dated August 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2011.

STEWART ENTERPRISES, INC.

By:	/s/ THOMAS M. KITCHEN
Thomas M. Kitchen
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. KITCHEN	President, Chief Executive Officer	December 15, 2011
Thomas M. Kitchen	and a Director
(Principal Executive Officer)

/s/ LEWIS J. DERBES, JR.	Senior Vice President,	December 15, 2011
Lewis J. Derbes, Jr.	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ ANGELA M. LACOUR	Senior Vice President of Finance,	December 15, 2011
Angela M. Lacour	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ FRANK B. STEWART, JR.	Chairman of the Board	December 15, 2011
Frank B. Stewart, Jr.

/s/ JOHN B. ELSTROTT	Director	December 15, 2011
John B. Elstrott

/s/ ALDEN J. MCDONALD, JR.	Director	December 15, 2011
Alden J. McDonald, Jr.

/s/ RONALD H. PATRON	Director	December 15, 2011
Ronald H. Patron

/s/ ASHTON J. RYAN, JR.	Director	December 15, 2011
Ashton J. Ryan, Jr.

/s/ JOHN K. SAER, JR.	Director	December 15, 2011
John K. Saer, Jr.

Exhibit Index

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.