Form 10-Q
period 2012-01-31
STEWART ENTERPRISES INC
filed 2012-03-07
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

or

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

Act.)     Yes  ☐     No  ☒

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 29, 2012, was 83,267,466 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2012	2011
Revenues:
Funeral	$72,011	$73,866
Cemetery	52,813	55,398

	124,824	129,264

Costs and expenses:
Funeral	53,354	53,478
Cemetery	46,074	47,431

	99,428	100,909

Gross profit	25,396	28,355
Corporate general and administrative expenses	(7,059)	(6,639)
Hurricane related charges, net	—	(50)
Net gain on dispositions	343	—
Other operating income, net	194	233

Operating earnings	18,874	21,899
Interest expense	(5,867)	(5,736)
Investment and other income, net	46	24

Earnings before income taxes	13,053	16,187
Income taxes	4,508	8,143

Net earnings	$8,545	$8,044

Net earnings per common share:
Basic	$.10	$.09

Diluted	$.10	$.09

Weighted average common shares outstanding (in thousands):
Basic	87,037	90,867

Diluted	87,349	91,177

Dividends declared per common share	$.035	$.03

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,895	$65,688
Restricted cash and cash equivalents	8,006	6,250
Marketable securities	419	662
Receivables, net of allowances	48,330	49,146
Inventories	36,541	35,859
Prepaid expenses	9,193	5,055
Deferred income taxes, net	24,923	29,768

Total current assets	182,307	192,428
Receivables due beyond one year, net of allowances	66,816	67,979
Preneed funeral receivables and trust investments	419,618	409,296
Preneed cemetery receivables and trust investments	222,179	216,582
Goodwill	247,020	247,038
Cemetery property, at cost	397,916	396,014
Property and equipment, at cost:
Land	47,182	46,538
Buildings	355,352	353,688
Equipment and other	200,663	197,766

	603,197	597,992
Less accumulated depreciation	310,122	305,708

Net property and equipment	293,075	292,284
Deferred income taxes, net	80,715	79,793
Cemetery perpetual care trust investments	248,238	240,392
Other assets	14,921	15,292

Total assets	$2,172,805	$2,157,098

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	January 31, 2012	October 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable and accrued expenses	23,577	24,547
Accrued payroll and other benefits	13,820	18,181
Accrued insurance	21,392	22,398
Accrued interest	4,254	2,129
Estimated obligation to fund cemetery perpetual care trust	12,184	12,017
Other current liabilities	7,053	10,013
Income taxes payable	1,559	1,173

Total current liabilities	83,844	90,463
Long-term debt, less current maturities	318,813	317,821
Deferred income taxes, net	5,082	5,104
Deferred preneed funeral revenue	239,133	240,286
Deferred preneed cemetery revenue	258,798	259,237
Deferred preneed funeral and cemetery receipts held in trust	574,118	558,194
Perpetual care trusts’ corpus	246,479	238,980
Other long-term liabilities	20,254	19,337

Total liabilities	1,746,521	1,729,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 83,640,638 and 84,421,416 shares at January 31, 2012 and October 31, 2011, respectively	83,641	84,421
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2012 and October 31, 2011; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	506,112	515,274
Accumulated deficit	(167,047)	(175,592)
Accumulated other comprehensive income:
Unrealized appreciation of investments	23	18

Total accumulated other comprehensive income	23	18

Total shareholders’ equity	426,284	427,676

Total liabilities and shareholders’ equity	$2,172,805	$2,157,098

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation of Investments	Total Shareholders’ Equity
Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676
Comprehensive income:
Net earnings	—	—	8,545	—	8,545
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2)	—	—	—	5	5

Total other comprehensive income	—	—	—	5	5

Total comprehensive income	—	—	8,545	5	8,550
Restricted stock activity	436	(136)	—	—	300
Issuance of common stock	83	427	—	—	510
Stock options exercised	13	31	—	—	44
Stock option expense	—	373	—	—	373
Tax benefit associated with stock activity	—	(260)	—	—	(260)
Purchase and retirement of common stock	(1,312)	(6,535)	—	—	(7,847)
Dividends ($0.035 per share)	—	(3,062)	—	—	(3,062)

Balance January 31, 2012	$87,196	$506,112	$(167,047)	$23	$426,284

(1)

Amount includes 83,641 and 84,421 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2012 and October 31, 2011, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$8,545	$8,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on dispositions	(343)	—
Depreciation and amortization	6,552	6,872
Non-cash interest and amortization of discount on senior convertible notes	1,365	1,350
Provision for doubtful accounts	1,278	1,301
Share-based compensation	1,144	1,132
Excess tax benefits from share-based payment arrangements	(23)	(51)
Provision for deferred income taxes	3,613	7,152
Estimated obligation to fund cemetery perpetual care trust	642	73
Other	4	(3)
Changes in assets and liabilities:
(Increase) decrease in receivables	559	(860)
Increase in prepaid expenses	(4,138)	(4,115)
(Increase) decrease in inventories and cemetery property	(2,596)	227
Decrease in accounts payable and accrued expenses	(7,482)	(5,203)
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	(725)	562
Decrease in deferred preneed funeral revenue	(1,012)	(1,435)
Increase (decrease) in deferred preneed funeral receipts held in trust	(67)	199
Net effect of preneed cemetery production and deliveries:
Increase in preneed cemetery receivables and trust investments	(1,642)	(1,220)
Decrease in deferred preneed cemetery revenue	(439)	(1,278)
Increase in deferred preneed cemetery receipts held in trust	2,299	2,330
Increase in other	251	157

Net cash provided by operating activities	7,785	15,234

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities	250	10,000
Deposits of restricted funds and purchases of marketable securities	(1,756)	(6)
Proceeds from sale of assets	233	—
Purchase of subsidiaries, net of cash acquired	—	(1,809)
Additions to property and equipment	(6,524)	(4,604)
Other	23	28

Net cash provided by (used in) investing activities	(7,774)	3,609

Cash flows from financing activities:
Repayments of long-term debt	(1)	(1)
Debt refinancing costs	(34)	—
Issuance of common stock	117	341
Purchase and retirement of common stock	(7,847)	(8,108)
Dividends	(3,062)	(2,749)
Excess tax benefits from share-based payment arrangements	23	51

Net cash used in financing activities	(10,804)	(10,466)

Net increase (decrease) in cash	(10,793)	8,377
Cash and cash equivalents, beginning of period	65,688	56,060

Cash and cash equivalents, end of period	$54,895	$64,437

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(197)	$89
Interest	$2,435	$2,482
Non-cash investing and financing activities:
Issuance of common stock to directors	$437	$456
Issuance of restricted stock, net of forfeitures	$300	$312

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)     Basis of Presentation

(a) The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2012, the Company owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b) Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Interim Disclosures

The information as of January 31, 2012, and for the three months ended January 31, 2012 and 2011, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”).

The October 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2011 Form 10-K.

The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2012.

(d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2011 Form 10-K.

(e) Share-Based Compensation

The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements in the Company’s 2011 Form 10-K. Net earnings for the three months ended January 31, 2012 and 2011 include $373 and $311, respectively, of stock option expenses, all of which are included in corporate general and administrative expenses in the condensed consolidated statements of earnings. As of January 31, 2012, there was $4,072 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 3.2 years, of which $1,419 of total stock option expense is expected for fiscal year 2012. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $334 and $365 for the three months ended January 31, 2012 and 2011, respectively. As of January 31, 2012, there was $2,205 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2012 is expected to be $1,632.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

In November 2011, the Company issued 67,853 shares of Class A common stock and paid approximately $133 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $437 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2012. In November 2010, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $456 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2011. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Company’s Board of Directors.

The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2012:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,191,500	$6.26	Equal one-fourth portions over 4 years	Service condition
Restricted stock	444,500	$6.26	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2012 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2012: expected dividend yield of 2.2 percent; expected volatility of 37.8 percent; risk-free interest rate of 1.5 percent; and an expected term of 6.3 years. During the three months ended January 31, 2012, the Company granted 444,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2012, 2013 and 2014. The Company records the expense over the requisite service period.

(f) Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

On September 19, 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. During the three months ended January 31, 2012, the Company repurchased 1,312,475 shares of its Class A common stock for $7,815 at an average price of $5.95 per share. As of January 31, 2012, the Company has repurchased 13,214,398 shares of its Class A common stock since the start of the program for $89,056 at an average price of $6.74 per share and has $35,944 remaining available under this program.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

(g) Receivables and Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible installment contracts and trade accounts based on a range of percentages applied to accounts receivable aging categories. These percentages are based on an analysis of the Company’s historical collection and write-off experience. At-need funeral and other receivables are considered past due after 30 days. The Company records an allowance on its interest accruals similar to the corresponding principal aging categories. For accounts that are greater than 90 days past due, interest continues to be accrued, however, an allowance is established to fully reserve this interest receivable. Interest income on these receivables is recognized only to the extent the account becomes less than 90 days past due and then only on the non-reserved portion. Accounts are restored to normal accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

As of January 31, 2012 and October 31, 2011, the Company’s receivables and related allowances were as follows:

	Receivables as of January 31, 2012	Receivables as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$8,557	$8,317
Current receivables – other	44,363	45,455
Receivables, due beyond one year – other	73,382	75,097
Preneed funeral receivables	42,875	43,457
Preneed cemetery receivables	29,613	30,270

Total	$198,790	$202,596

Total current receivables	52,920	53,772
Total noncurrent receivables	145,870	148,824

Total	$198,790	$202,596

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts and Cancellations as of January 31, 2012	Allowance for Doubtful Accounts and Cancellations as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral and other	$(4,590)	$(4,626)
Receivables, due beyond one year – other	(6,566)	(7,118)
Preneed funeral receivables	(11,123)	(11,359)
Preneed cemetery receivables	(3,165)	(3,366)

Total	$(25,444)	$(26,469)

Total current receivables	(4,590)	(4,626)
Total noncurrent receivables	(20,854)	(21,843)

Total	$(25,444)	$(26,469)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – January 31, 2012
Current receivables – at-need funeral and other	$4,626	526	(562)	$4,590
Receivables, due beyond one year – other	7,118	752	(1,304)	6,566

	$11,744	1,278	(1,866)	$11,156

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2010	Charged to costs and expenses	Write-offs	Balance – January 31, 2011
Current receivables – at-need funeral and other	$5,738	526	(661)	$5,603
Receivables, due beyond one year – other	8,324	775	(838)	8,261

	$14,062	1,301	(1,499)	$13,864

The Company establishes allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of January 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$5,044	$1,155	$304	$2,054	$8,557
Receivables – other	96,456	4,105	2,399	14,785	117,745
Preneed funeral receivables	29,838	1,058	486	11,493	42,875
Preneed cemetery receivables	24,351	1,137	559	3,566	29,613

	$155,689	$7,455	$3,748	$31,898	$198,790

(h) Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated statement of cash flow in order for these periods to be comparable. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or cash flows.

(2)    New Accounting Principles

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. The guidance on transfers in and out of Levels 1 and 2 was effective for interim and annual reporting periods beginning after

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(2)	New Accounting Principles—(Continued)

December 15, 2009 and was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The disclosures on gross presentation of Level 3 purchases, sales, issuances and settlements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years and is effective for the Company’s fiscal year beginning November 1, 2011. The adoption of this guidance by the Company had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, which corresponds to the Company’s first fiscal quarter beginning November 1, 2011. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which corresponds to the Company’s first fiscal quarter beginning November 1, 2013. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

(3)     Preneed Funeral Activities

The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2012 and October 31, 2011 are as follows:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

	January 31, 2012	October 31, 2011
Trust assets	$387,866	$377,198
Receivables from customers	42,875	43,457

	430,741	420,655
Allowance for cancellations	(11,123)	(11,359)

Preneed funeral receivables and trust investments	$419,618	$409,296

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2012 are detailed below.

	January 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$19,380	$—	$—	$19,380
U.S. Government, agencies and municipalities	2,178	70	—	2,248
Corporate bonds	20,560	1,184	(46)	21,698
Preferred stocks	36,445	463	(2,557)	34,351
Common stocks	202,307	1,839	(48,619)	155,527
Mutual funds:
Equity	23,213	1,676	(1,767)	23,122
Fixed income	87,084	1,376	(994)	87,466
Commodity	17,676	—	(3,677)	13,999
Real estate investment trusts	14,995	590	(18)	15,567
Insurance contracts and other long-term investments	12,969	70	(6)	13,033

Trust investments	$436,807	$7,268	$(57,684)	$386,391

Market value as a percentage of cost					88.5%

Accrued investment income				1,475

Trust assets				$387,866

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2012
Due in one year or less	$5,155
Due in one to five years	14,458
Due in five to ten years	3,681
Thereafter	652

$23,946

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

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to provide an opportunity for additional income. As of January 31, 2012 and October 31, 2011, the Company had no outstanding covered calls. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended January 31, 2012 and 2011, the Company realized trust earnings (losses) of approximately $4 and ($146), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $991 for the three months ended January 31, 2011.

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

The Company’s Level 3 investments include insurance contracts and partnership investments purchased within the trusts. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts is based upon the current face value of the contracts according to the respective insurance carriers, which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using their most recent audited financial statements and assessing the market value of the underlying securities within the partnership.

The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—January 31, 2012	$322,424	$58,203	$5,764	$386,391
Trust investments—October 31, 2011	$311,463	$58,648	$5,868	$375,979

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2012	2011
Fair market value, beginning balance	$5,868	$6,784
Distributions	(104)	(622)

Fair market value, ending balance	$5,764	$6,162

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended January 31,
	2012	2011
Purchases	$16,919	$44,289
Sales	4,527	37,757
Realized gains from sales of investments	327	2,818
Realized losses from sales of investments and other	(115)	(99)
Interest income, dividends and other ordinary income	4,938	3,336
Deposits (1)	5,588	5,356
Withdrawals (1)	8,599	10,385

(1)

The Company historically sold a significant portion of its preneed funeral sales through trust. Over time, the mix has shifted to a more significant portion being sold through insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

	January 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$3,390	$(30)	$1,049	$(16)	$4,439	$(46)
Preferred stocks	—	—	19,591	(2,557)	19,591	(2,557)
Common stocks	9,018	(227)	123,841	(48,392)	132,859	(48,619)
Mutual funds:
Equity	—	—	6,914	(1,767)	6,914	(1,767)
Fixed income	31,749	(309)	4,188	(685)	35,937	(994)
Commodity	13,998	(3,677)	—	—	13,998	(3,677)
Real estate investment trusts	1,284	(18)	—	—	1,284	(18)
Insurance contracts and other long-term investments	216	(6)	—	—	216	(6)

Total	$59,655	$(4,267)	$155,583	$(53,417)	$215,238	$(57,684)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$498	$(2)	$—	$—	$498	$(2)
Corporate bonds	6,398	(8)	—	—	6,398	(8)
Preferred stocks	548	(2)	19,065	(3,356)	19,613	(3,358)
Common stocks	5,564	(58)	128,478	(55,772)	134,042	(55,830)
Mutual funds:
Equity	3	(1)	8,481	(2,017)	8,484	(2,018)
Fixed income	43,688	(707)	5,015	(710)	48,703	(1,417)
Commodity	10,175	(1,450)	—	—	10,175	(1,450)
Real estate investment trusts	12,941	(338)	—	—	12,941	(338)

Total	$79,815	$(2,566)	$161,039	$(61,855)	$240,854	$(64,421)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at January 31, 2012, 84 percent, or $48,619, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses (including losses from other-than-temporary impairments of securities) realized by preneed funeral trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to the underlying contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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

(4)     Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2012 and October 31, 2011 are as follows:

	January 31, 2012	October 31, 2011
Trust assets	$195,731	$189,678
Receivables from customers	29,613	30,270

	225,344	219,948
Allowance for cancellations	(3,165)	(3,366)

Preneed cemetery receivables and trust investments	$222,179	$216,582

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2012 are detailed below.

	January 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$10,571	$—	$—	$10,571
U.S. Government, agencies and municipalities	1,979	105	(1)	2,083
Corporate bonds	2,409	141	(2)	2,548
Preferred stocks	12,640	83	(1,300)	11,423
Common stocks	112,240	1,319	(29,662)	83,897
Mutual funds:
Equity	25,340	545	(6,656)	19,229
Fixed income	47,778	453	(486)	47,745
Commodity	8,707	—	(2,003)	6,704
Real estate investment trusts	9,763	453	—	10,216
Master limited partnerships	96	8	—	104
Other long-term investments	507	—	—	507

Trust investments	$232,030	$3,107	$(40,110)	$195,027

Market value as a percentage of cost					84.1%

Accrued investment income				704

Trust assets				$195,731

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2012
Due in one year or less	$484
Due in one to five years	1,479
Due in five to ten years	2,190
Thereafter	478

$4,631

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October

31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$9,844	$—	$—	$9,844
U.S. Government, agencies and municipalities	2,052	90	(2)	2,140
Corporate bonds	2,596	131	(3)	2,724
Preferred stocks	12,518	66	(1,662)	10,922
Common stocks	112,010	920	(32,761)	80,169
Mutual funds:
Equity	25,374	348	(6,791)	18,931
Fixed income	46,258	305	(586)	45,977
Commodity	8,780	—	(892)	7,888
Real estate investment trusts	9,866	74	(193)	9,747
Master limited partnerships	97	—	(2)	95
Other long-term investments	596	—	—	596

Trust investments	$229,991	$1,934	$(42,892)	$189,033

Market value as a percentage of cost					82.2%

Accrued investment income				645

Trust assets				$189,678

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to provide an opportunity for additional income. As of January 31, 2012 and October 31, 2011, the Company had no outstanding covered calls. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended January 31, 2012 and 2011, the Company realized trust earnings (losses) of approximately $5 and ($90), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $420 for the three months ended January 31, 2011.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—January 31, 2012	$178,943	$16,084	$—	$195,027
Trust investments—October 31, 2011	$173,127	$15,906	$—	$189,033

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended January 31,
	2012	2011
Purchases	$3,283	$31,872
Sales	1,959	28,384
Realized gains from sales of investments	220	2,251
Realized losses from sales of investments and other	(84)	(340)
Interest income, dividends and other ordinary income	2,696	1,798
Deposits	4,332	3,701
Withdrawals	4,454	4,607

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

	January 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$34	$—	$4	$(1)	$38	$(1)
Corporate bonds	206	(2)	—	—	206	(2)
Preferred stocks	—	—	7,700	(1,300)	7,700	(1,300)
Common stocks	15,638	(931)	56,145	(28,731)	71,783	(29,662)
Mutual funds:
Equity	—	—	13,340	(6,656)	13,340	(6,656)
Fixed income	28,260	(486)	—	—	28,260	(486)
Commodity	6,703	(2,003)	—	—	6,703	(2,003)

Total	$50,841	$(3,422)	$77,189	$(36,688)	$128,030	$(40,110)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$313	$(2)	$—	$—	$313	$(2)
Corporate bonds	117	(3)	—	—	117	(3)
Preferred stocks	—	—	7,609	(1,662)	7,609	(1,662)
Common stocks	5,385	(707)	59,506	(32,054)	64,891	(32,761)
Mutual funds:
Equity	—	—	14,376	(6,791)	14,376	(6,791)
Fixed income	34,325	(586)	—	—	34,325	(586)
Commodity	7,887	(892)	—	—	7,887	(892)
Real estate investment trusts	5,775	(193)	—	—	5,775	(193)
Master limited partnerships	—	—	95	(2)	95	(2)

Total	$53,802	$(2,383)	$81,586	$(40,509)	$135,388	$(42,892)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at January 31, 2012, 91 percent, or $36,318, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses (including losses from other-than-temporary impairments of securities) realized by preneed cemetery trust or escrow accounts net of fees, are allocated to individual contracts when earned or realized. In these trusts, unrealized gains and losses are not allocated to the underlying contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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

(5)     Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,994 and $2,310 for the three months ended January 31, 2012 and 2011, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2012 are detailed below.

	January 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$22,524	$—	$—	$22,524
U.S. Government, agencies and municipalities	6,263	389	(61)	6,591
Corporate bonds	25,170	1,062	(930)	25,302
Preferred stocks	38,274	229	(5,926)	32,577
Common stocks	89,979	2,040	(21,977)	70,042
Mutual funds:
Equity	13,457	775	(729)	13,503
Fixed income	64,835	1,054	(1,894)	63,995
Commodity	4,007	4	(574)	3,437
Real estate investment trusts	8,834	316	(5)	9,145
Other long-term investments	247	—	(35)	212

Trust investments	$273,590	$5,869	$(32,131)	$247,328

Market value as a percentage of cost					90.4%

Accrued investment income				910

Trust assets				$248,238

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2012
Due in one year or less	$2,165
Due in one to five years	15,725
Due in five to ten years	9,496
Thereafter	4,507

$31,893

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$20,654	$—	$—	$20,654
U.S. Government, agencies and municipalities	6,928	375	(57)	7,246
Corporate bonds	27,166	1,044	(876)	27,334
Preferred stocks	38,211	155	(6,927)	31,439
Common stocks	82,750	1,751	(24,410)	60,091
Mutual funds:
Equity	13,478	601	(807)	13,272
Fixed income	61,740	706	(1,990)	60,456
Commodity	6	5	—	11
Real estate investment trusts	8,834	6	(210)	8,630
Master limited partnerships	10,248	16	(61)	10,203
Other long-term investments	277	—	(12)	265

Trust investments	$270,292	$4,659	$(35,350)	$239,601

Market value as a percentage of cost					88.6%

Accrued investment income				791

Trust assets				$240,392

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of January 31, 2012 and October 31, 2011, the Company had no outstanding covered calls. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended January 31, 2012 and 2011, the Company realized trust earnings (losses) of approximately $5 and ($85), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $468 for the three months ended January 31, 2011.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—January 31, 2012	$182,646	$64,634	$48	$247,328
Trust investments—October 31, 2011	$173,317	$66,236	$48	$239,601

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of January 31, 2012 and October 31, 2011, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,184 and $12,017, respectively. The Company recorded an additional $642 and $73 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the three months ended January 31, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is related to the bankruptcy of Eastman Kodak. The Company had earnings of $475 and $210 for the three months ended January 31, 2012 and 2011, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $1,795; no charge has been recorded for these amounts as of January 31, 2012.

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended January 31,
	2012	2011
Purchases	$27,979	$40,955
Sales	28,132	17,865
Realized gains from sales of investments	2,320	516
Realized losses from sales of investments and other	(1,203)	(164)
Interest income, dividends and other ordinary income	2,651	2,905
Deposits	2,127	1,530
Withdrawals	2,369	2,221

During the three months ended January 31, 2012 and 2011, cemetery revenues were $52,813 and $55,398, respectively, of which $2,059 and $1,979, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	January 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$23	$(3)	$65	$(58)	$88	$(61)
Corporate bonds	2,927	(89)	1,427	(841)	4,354	(930)
Preferred stocks	2,739	(35)	20,912	(5,891)	23,651	(5,926)
Common stocks	10,287	(67)	46,789	(21,910)	57,076	(21,977)
Mutual funds:
Equity	143	(29)	1,970	(700)	2,113	(729)
Fixed income	17,061	(320)	14,657	(1,574)	31,718	(1,894)
Commodity	3,426	(574)	—	—	3,426	(574)
Real estate investment trusts	701	(5)	—	—	701	(5)
Other long-term investments	—	—	48	(35)	48	(35)

Total	$37,307	$(1,122)	$85,868	$(31,009)	$123,175	$(32,131)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$213	$(1)	$71	$(56)	$284	$(57)
Corporate bonds	5,959	(150)	1,341	(726)	7,300	(876)
Preferred stocks	3,611	(91)	20,921	(6,836)	24,532	(6,927)
Common stocks	1,027	(108)	50,539	(24,302)	51,566	(24,410)
Mutual funds:
Equity	106	(113)	1,967	(694)	2,073	(807)
Fixed income	39,397	(1,742)	1,606	(248)	41,003	(1,990)
Real estate investment trusts	7,659	(210)	—	—	7,659	(210)
Master limited partnerships	7,936	(61)	—	—	7,936	(61)
Other long-term investments	—	—	48	(12)	48	(12)

Total	$65,908	$(2,476)	$76,493	$(32,874)	$142,401	$(35,350)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at January 31, 2012, 87 percent, or $27,903, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at January 31, 2012 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$387,866	$195,731	$583,597
Less:
Pending withdrawals	(7,615)	(5,445)	(13,060)
Pending deposits	2,259	1,322	3,581

Deferred receipts held in trust	$382,510	$191,608	$574,118

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at January 31, 2012 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$248,238
Less:
Pending withdrawals	(2,339)
Pending deposits	580

Perpetual care trusts’ corpus	$246,479

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2012 and 2011 are detailed below.

	Three Months Ended January 31,
	2012	2011
Realized gains from sales of investments	$2,867	$5,585
Realized losses from sales of investments and other	(1,402)	(603)
Interest income, dividends and other ordinary income	10,285	8,039
Trust expenses and income taxes	(2,311)	(2,496)

Net trust investment income	9,439	10,525
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(6,489)	(8,098)
Reclassification to perpetual care trusts’ corpus	(2,950)	(2,427)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—
Investment and other income, net (1)	46	24

Total investment and other income, net	$46	$24

(1)	Investment and other income, net generally consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust.

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

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of January 31, 2012, the Company had $12,184 recorded as a liability for the estimated probable funding obligation. As of January 31, 2012, the Company had net unrealized losses of approximately $31,561 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses and for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded an estimated net liability for these items of approximately $1.0 million and $2.0 million as of January 31, 2012 and October 31, 2011, respectively.

The Company is required to maintain a bond ($23,456 as of January 31, 2012) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended January 31, 2012
Net earnings	$8,545
Allocation of earnings to nonvested restricted stock	(77)

Basic earnings per common share:
Earnings available to common shareholders	$8,468	87,037	$.10

Effect of dilutive securities:
Stock options assumed exercised		312

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$8,468	87,349	$.10

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended January 31, 2011
Net earnings	$8,044
Allocation of earnings to nonvested restricted stock	(85)

Basic earnings per common share:
Earnings available to common shareholders	$7,959	90,867	$.09

Effect of dilutive securities:
Stock options assumed exercised		310

Diluted earnings per common share:
Earnings available to common shareholders plus stock options assumed exercised	$7,959	91,177	$.09

During the three months ended January 31, 2012, options to purchase 2,720,080 shares of common stock at prices ranging from $6.22 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended January 31, 2012 exclude the effect of approximately 17,000 options because such options were not dilutive. These options expire between May 5, 2013 and December 6, 2021.

Options to purchase 1,834,102 shares of common stock at prices ranging from $6.22 to $8.47 per share for the three months ended January 31, 2011 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted average shares outstanding for the three months ended January 31, 2011 exclude the effect of approximately 2,500 options because such options were not dilutive.

For the three months ended January 31, 2012 and 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three months ended January 31, 2012 and 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average prices of the Company’s stock for the three months ended January 31, 2012 and 2011 were less than the conversion price of the senior convertible notes and the strike price of the warrants.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)     Reconciliation of Basic and Diluted Per Share Data—(Continued)

The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2012, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9)     Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three months ended January 31, 2012 and 2011.

	Total Revenue
	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Funeral	$67,866	$69,772
Cemetery(1)	50,521	53,364
Corporate Trust Management(2)	6,437	6,128

Total	$124,824	$129,264

	Total Gross Profit
	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Funeral	$14,726	$16,516
Cemetery(1)	4,625	6,145
Corporate Trust Management(2)	6,045	5,694

Total	$25,396	$28,355

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,994 and $2,310 for the three months ended January 31, 2012 and 2011, respectively.

(2)

Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2012 and 2011 were $1,292 and $1,190, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended January 31, 2012 and 2011 were $2,853 and $2,905, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2012 and 2011 were $1,504 and $1,300, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended January 31, 2012 and 2011 were $788 and $733, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9)     Segment Data—(Continued)

A reconciliation of total segment gross profit to total earnings before income taxes for the three months ended January 31, 2012 and 2011 is as follows:

	Three Months Ended January 31,
	2012	2011
Gross profit for reportable segments	$25,396	$28,355
Corporate general and administrative expenses	(7,059)	(6,639)
Hurricane related charges, net	—	(50)
Net gain on dispositions	343	—
Other operating income, net	194	233
Interest expense	(5,867)	(5,736)
Investment and other income, net	46	24

Earnings before income taxes	$13,053	$16,187

	Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Funeral	$22,751	$19,446
Cemetery	11,807	10,998

Total	$34,558	$30,444

(1)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10)     Supplementary Information

The detail of certain income statement accounts is as follows for the three months ended January 31, 2012 and 2011.

	Three Months Ended January 31,
	2012	2011
Service revenue
Funeral	$49,034	$49,634
Cemetery	16,219	16,189

	65,253	65,823
Merchandise revenue
Funeral	21,093	22,417
Cemetery	33,230	35,821

	54,323	58,238
Other revenue
Funeral	1,884	1,815
Cemetery	3,364	3,388

	5,248	5,203

Total revenue	$124,824	$129,264

Service costs
Funeral	$17,021	$15,561
Cemetery	10,485	10,345

	27,506	25,906
Merchandise costs
Funeral	13,964	14,145
Cemetery	21,684	22,655

	35,648	36,800
Facility expenses
Funeral	22,369	23,772
Cemetery	13,905	14,431

	36,274	38,203

Total costs	$99,428	$100,909

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of January 31, 2012 and October 31, 2011 and for the three months ended January 31, 2012 and 2011, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,033	$4,978	$—	$72,011
Cemetery	—	47,342	5,471	—	52,813

	—	114,375	10,449	—	124,824

Costs and expenses:
Funeral	—	49,995	3,359	—	53,354
Cemetery	—	41,754	4,320	—	46,074

	—	91,749	7,679	—	99,428

Gross profit	—	22,626	2,770	—	25,396
Corporate general and administrative expenses	(7,059)	—	—	—	(7,059)
Net gain on dispositions	—	343	—	—	343
Other operating income, net	15	120	59	—	194

Operating earnings (loss)	(7,044)	23,089	2,829	—	18,874
Interest expense	(1,530)	(3,980)	(357)	—	(5,867)
Investment and other income, net	46	—	—	—	46
Equity in subsidiaries	14,136	306	—	(14,442)	—

Earnings before income taxes	5,608	19,415	2,472	(14,442)	13,053
Income tax expense (benefit)	(2,937)	6,724	721	—	4,508

Net earnings	8,545	12,691	1,751	(14,442)	8,545
Other comprehensive income, net	5	—	5	(5)	5

Comprehensive income	$8,550	$12,691	$1,756	$(14,447)	$8,550

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended January 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$68,699	$5,167	$—	$73,866
Cemetery	—	49,612	5,786	—	55,398

	—	118,311	10,953	—	129,264

Costs and expenses:
Funeral	—	50,090	3,388	—	53,478
Cemetery	—	42,980	4,451	—	47,431

	—	93,070	7,839	—	100,909

Gross profit	—	25,241	3,114	—	28,355
Corporate general and administrative expenses	(6,639)	—	—	—	(6,639)
Hurricane related charges, net	(50)	—	—	—	(50)
Other operating income, net	18	161	54	—	233

Operating earnings (loss)	(6,671)	25,402	3,168	—	21,899
Interest expense	(826)	(4,465)	(445)	—	(5,736)
Investment and other income, net	24	—	—	—	24
Equity in subsidiaries	11,592	170	—	(11,762)	—

Earnings before income taxes	4,119	21,107	2,723	(11,762)	16,187
Income tax expense (benefit)	(3,925)	8,278	3,790	—	8,143

Net earnings (loss)	8,044	12,829	(1,067)	(11,762)	8,044
Other comprehensive loss, net	(3)	—	(3)	3	(3)

Comprehensive income (loss)	$8,041	$12,829	$(1,070)	$(11,759)	$8,041

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$51,816	$1,190	$1,889	$—	$54,895
Restricted cash and cash equivalents	8,006	—	—	—	8,006
Marketable securities	—	—	419	—	419
Receivables, net of allowances	1,807	39,180	7,343	—	48,330
Inventories	244	33,730	2,567	—	36,541
Prepaid expenses	1,788	5,804	1,601	—	9,193
Deferred income taxes, net	10,300	13,518	1,105	—	24,923
Intercompany receivables	1,762	—	—	(1,762)	—

Total current assets	75,723	93,422	14,924	(1,762)	182,307
Receivables due beyond one year, net of allowances	—	55,222	11,594	—	66,816
Preneed funeral receivables and trust investments	—	410,142	9,476	—	419,618
Preneed cemetery receivables and trust investments	—	214,897	7,282	—	222,179
Goodwill	—	227,184	19,836	—	247,020
Cemetery property, at cost	—	361,716	36,200	—	397,916
Property and equipment, at cost	61,356	497,975	43,866	—	603,197
Less accumulated depreciation	46,943	243,698	19,481	—	310,122

Net property and equipment	14,413	254,277	24,385	—	293,075
Deferred income taxes, net	6,056	68,473	6,186	—	80,715
Cemetery perpetual care trust investments	—	235,010	13,228	—	248,238
Other assets	9,183	4,718	1,020	—	14,921
Intercompany receivables	658,623	—	—	(658,623)	—
Equity in subsidiaries	17,262	10,286	—	(27,548)	—

Total assets	$781,260	$1,935,347	$144,131	$(687,933)	$2,172,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	14,599	65,310	3,930	—	83,839
Intercompany payables	—	—	1,762	(1,762)	—

Total current liabilities	14,604	65,310	5,692	(1,762)	83,844
Long-term debt, less current maturities	318,813	—	—	—	318,813
Deferred income taxes, net	—	4,493	589	—	5,082
Intercompany payables	—	645,269	13,354	(658,623)	—
Deferred preneed funeral revenue	—	192,450	46,683	—	239,133
Deferred preneed cemetery revenue	—	230,047	28,751	—	258,798
Deferred preneed funeral and cemetery receipts held in trust	—	565,862	8,256	—	574,118
Perpetual care trusts’ corpus	—	233,221	13,258	—	246,479
Other long-term liabilities	18,754	1,500	—	—	20,254
Negative equity in subsidiaries	2,805	—	—	(2,805)	—

Total liabilities	354,976	1,938,152	116,583	(663,190)	1,746,521

Common stock	87,196	102	376	(478)	87,196
Other	339,065	(2,907)	27,149	(24,242)	339,065
Accumulated other comprehensive income	23	—	23	(23)	23

Total shareholders’ equity	426,284	(2,805)	27,548	(24,743)	426,284

Total liabilities and shareholders’ equity	$781,260	$1,935,347	$144,131	$(687,933)	$2,172,805

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,388	$1,937	$1,363	$—	$65,688
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	—	—	662	—	662
Receivables, net of allowances	2,040	40,405	6,701	—	49,146
Inventories	318	32,926	2,615	—	35,859
Prepaid expenses	1,214	2,289	1,552	—	5,055
Deferred income taxes, net	14,815	13,696	1,257	—	29,768
Intercompany receivables	1,762	—	—	(1,762)	—

Total current assets	88,787	91,253	14,150	(1,762)	192,428
Receivables due beyond one year, net of allowances	—	55,847	12,132	—	67,979
Preneed funeral receivables and trust investments	—	399,731	9,565	—	409,296
Preneed cemetery receivables and trust investments	—	209,284	7,298	—	216,582
Goodwill	—	227,203	19,835	—	247,038
Cemetery property, at cost	—	359,678	36,336	—	396,014
Property and equipment, at cost	59,688	495,089	43,215	—	597,992
Less accumulated depreciation	45,705	240,906	19,097	—	305,708

Net property and equipment	13,983	254,183	24,118	—	292,284
Deferred income taxes, net	4,947	68,939	5,907	—	79,793
Cemetery perpetual care trust investments	—	227,428	12,964	—	240,392
Other assets	9,539	4,728	1,025	—	15,292
Intercompany receivables	660,246	—	—	(660,246)	—
Equity in subsidiaries	15,812	9,980	—	(25,792)	—

Total assets	$793,314	$1,908,254	$143,330	$(687,800)	$2,157,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$—	$—	$—	$5
Accounts payable, accrued expenses and other current liabilities	14,320	71,505	4,633	—	90,458
Intercompany payables	—	—	1,762	(1,762)	—

Total current liabilities	14,325	71,505	6,395	(1,762)	90,463
Long-term debt, less current maturities	317,821	—	—	—	317,821
Deferred income taxes, net	—	4,521	583	—	5,104
Intercompany payables	—	646,588	13,658	(660,246)	—
Deferred preneed funeral revenue	—	193,452	46,834	—	240,286
Deferred preneed cemetery revenue	—	230,291	28,946	—	259,237
Deferred preneed funeral and cemetery receipts held in trust	—	550,010	8,184	—	558,194
Perpetual care trusts’ corpus	—	226,042	12,938	—	238,980
Other long-term liabilities	17,996	1,341	—	—	19,337
Negative equity in subsidiaries	15,496	—	—	(15,496)	—

Total liabilities	365,638	1,923,750	117,538	(677,504)	1,729,422

Common stock	87,976	102	376	(478)	87,976
Other	339,682	(15,598)	25,398	(9,800)	339,682
Accumulated other comprehensive income	18	—	18	(18)	18

Total shareholders’ equity	427,676	(15,496)	25,792	(10,296)	427,676

Total liabilities and shareholders’ equity	$793,314	$1,908,254	$143,330	$(687,800)	$2,157,098

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$816	$5,514	$1,455	$—	$7,785

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	250	—	250
Deposits of restricted funds	(1,756)	—	—	—	(1,756)
Proceeds from sale of assets	—	233	—	—	233
Additions to property and equipment	(451)	(5,198)	(875)	—	(6,524)
Other	—	23	—	—	23

Net cash used in investing activities	(2,207)	(4,942)	(625)	—	(7,774)

Cash flows from financing activities:
Repayments of long-term debt	(1)	—	—	—	(1)
Intercompany receivables (payables)	1,623	(1,319)	(304)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	117	—	—	—	117
Purchase and retirement of common stock	(7,847)	—	—	—	(7,847)
Dividends	(3,062)	—	—	—	(3,062)
Excess tax benefits from share-based payment arrangements	23	—	—	—	23

Net cash used in financing activities	(9,181)	(1,319)	(304)	—	(10,804)

Net increase (decrease) in cash	(10,572)	(747)	526	—	(10,793)
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$51,816	$1,190	$1,889	$—	$54,895

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,765	$9,698	$1,771	$—	$15,234

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	10,000
Purchases of marketable securities	—	—	(6)	—	(6)
Purchase of subsidiaries, net of cash acquired	—	(1,809)	—	—	(1,809)
Additions to property and equipment	(592)	(3,749)	(263)	—	(4,604)
Other	—	28	—	—	28

Net cash provided by (used in) investing activities	9,408	(5,530)	(269)	—	3,609

Cash flows from financing activities:
Repayments of long-term debt	(1)	—	—	—	(1)
Intercompany receivables (payables)	6,056	(4,811)	(1,245)	—	—
Issuance of common stock	341	—	—	—	341
Purchase and retirement of common stock	(8,108)	—	—	—	(8,108)
Dividends	(2,749)	—	—	—	(2,749)
Excess tax benefits from share based payment arrangements	51	—	—	—	51

Net cash used in financing activities	(4,410)	(4,811)	(1,245)	—	(10,466)

Net increase (decrease) in cash	8,763	(643)	257	—	8,377
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$57,033	$5,412	$1,992	$—	$64,437

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12)     Dispositions

The Company recorded a net gain on disposition of $343 for the three months ended January 31, 2012. The Company sold one funeral home from the funeral segment in the first three months of fiscal year 2012. The change in goodwill from October 31, 2011 to January 31, 2012 is a result of this sale.

(13)     Consolidated Comprehensive Income

Consolidated comprehensive income for the three months ended January 31, 2012 and 2011 is as follows:

	Three Months Ended January 31,
	2012	2011
Net earnings	$8,545	$8,044
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($2) and $2, respectively	5	(3)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	18,127	17,081
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(18,127)	(17,081)

Total other comprehensive income (loss)	5	(3)

Total comprehensive income	$8,550	$8,041

(14)     Long-term Debt

	January 31, 2012	October 31, 2011
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $6,915 and $7,611 as of January 31, 2012 and October 31, 2011, respectively	$79,501	$78,805
3.375% senior convertible notes due 2016, net of unamortized discount of $5,886 and $6,183 as of January 31, 2012 and October 31, 2011, respectively	39,233	38,936
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of January 31, 2012 and October 31, 2011, partially secured by assets of subsidiaries, with maturities through 2022	84	85

Total long-term debt	318,818	317,826
Less current maturities	5	5

	$318,813	$317,821

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(14)	Long-term Debt—(Continued)

Fair Value

As of January 31, 2012, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $79,620 and $39,301, respectively, compared to fair values of $83,511 and $43,184, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of January 31, 2012 were $86,416 and $45,119, respectively. As of January 31, 2012, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $203,792 compared to a fair value of $209,296. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

(15)     Income Taxes

Income tax expense for the three months ended January 31, 2012 was impacted by a $600 overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio during the three months ended January 31, 2012.

In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During the three months ended January 31, 2011, the Company recorded a one-time, non-cash charge of $2,900 ($4,500 charge less a federal tax benefit of $1,600) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19,100 at the previously required 39 percent tax rate to approximately $14,700 at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the three months ended January 31, 2011 by $2,900. Income tax expense for the three months ended January 31, 2011 was also impacted by a $900 overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio during the three months ended January 31, 2011.

(16)     Subsequent Events

As of February 29, 2012, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts improved 2.1 percent, or approximately $17,429, from January 31, 2012.

Subsequent to January 31, 2012 through February 29, 2012, the Company purchased an additional 380,358 shares of its Class A common stock for approximately $2,406 at an average price of $6.32 per share. As of February 29, 2012, there is $33,539 remaining available under the Company’s $125,000 stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A and Risk Factors contained in our Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”) and in conjunction with our consolidated financial statements included in this report and in our 2011 Form 10-K.

This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors in our 2011 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of January 31, 2012, we owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2011 Form 10-K.

Financial Summary

For the first quarter of fiscal year 2012, net earnings increased $0.4 million to $8.5 million from $8.1 million for the first quarter of fiscal year 2011. Revenue decreased $4.5 million to $124.8 million for the quarter ended January 31, 2012. Funeral revenue decreased $1.9 million to $72.0 million from $73.9 million in the first quarter of 2011. During the first quarter of 2012, we experienced a 4.4 percent decline in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. Our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 3.1 percent, partially offset by a decrease in average revenue per cremation service of 0.9 percent. Cemetery revenue decreased $2.6 million to $52.8 million for the quarter ended January 31, 2012 from $55.4 million for the quarter ended January 31, 2011. As a result of lower average down payments, we experienced a $3.3 million decline in cemetery property revenue due to the revenue recognition requirements for cemetery property sales. In addition, we experienced a $1.3 million decrease related to the timing of construction during the period on various cemetery projects. This $4.6 million decrease was partially offset by a $0.9 million improvement in revenue related to trust activities and a $0.8 million, or 3.7 percent, increase in cemetery property sales.

Consolidated gross profit decreased $3.0 million to $25.4 million for the quarter ending January 31, 2012. Funeral gross profit decreased $1.7 million to $18.7 million for the first quarter of 2012, primarily due to the $1.9 million decrease in revenue. Cemetery gross profit decreased $1.3 million to $6.7 million for the first quarter of 2012, primarily due to the decrease in cemetery revenue. In addition, as a result of Eastman Kodak’s bankruptcy, we recorded a $0.6 million charge to record a probable funding obligation related to our perpetual care trusts.

Corporate general and administrative expenses increased $0.4 million to $7.0 million for the first quarter of 2012, compared to $6.6 million for the same period of 2011. During the first quarter of 2012, we invested $1.1 million in continuous improvement,
e-commerce and third-party growth initiatives, compared to $0.4 million for the same period of last year. The effective tax rate for the first quarter of 2012 was 34.5 percent compared to 50.3 percent for the same period in 2011. For the three months ended January 31, 2012, we recorded a benefit of $0.6 million resulting from a reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio. The higher rate for the three months ended January 31, 2011 was primarily due to a change in Puerto Rican tax legislation that decreased the top tax rate for businesses from 39 percent to 30 percent. As a result, we revalued our previously recorded deferred tax assets and recorded a one-time, non-cash charge to income tax expense for $2.9 million, net during the first quarter of 2011. This charge was partially offset by a tax benefit of $0.9 million primarily related to the reduction in the valuation allowance for capital losses associated with the positive performance of our trust portfolio. For additional information, see Note 17 to the consolidated financial statements in our Form 10-K for the year ended October 31, 2011.

During the first quarter of 2012, we repurchased 1.3 million shares of our outstanding Class A common stock for approximately $7.8 million. Subsequent to quarter-end, we repurchased an additional 0.4 million shares of our outstanding Class A common stock for $2.4 million. As of February 29, 2012, we had $33.5 million remaining under the $125.0 million program authorized by the Board of Directors.

For the first quarter of 2012, preneed cemetery property sales increased 3.7 percent compared to the same period of last year. In addition, our net preneed funeral sales increased 17.0 percent during the first quarter of 2012 compared to the first quarter of 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Our operations provided cash of $7.8 million for the three months ended January 31, 2012, compared to $15.2 million for the same period of last year. During the first quarter of 2012, we invested cash in several cemetery inventory development projects, including our cremation gardens. In addition, the decline in operating cash flow was due in part to the decrease in pre-tax income, the timing of payroll payments, as well as trust withdrawals and deposits.

We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 11 cremation projects, and we currently have 16 projects under construction with more than 25 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend approximately $12 million throughout the fiscal year. Through the first quarter of fiscal year 2012, we have spent approximately $3 million.

During the first quarter of fiscal year 2012, we experienced positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 4.1 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 3.9 percent. As of January 31, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $828.7 million, an improvement of 3.0 percent, or $24.1 million, from October 31, 2011 and 1.5 percent, or $12.6 million, from January 31, 2011.

As of January 31, 2012 and October 31, 2011, the fair market values of the investments in our preneed trusts were $87.4 million and $101.1 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of January 31, 2012 and October 31, 2011, the fair market values of our investments were $26.3 million and $30.7 million, respectively, lower than our cost basis.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of January 31, 2012 and October 31, 2011, we had $181.8 million and $179.0 million, respectively, in distributable earnings in our funeral and cemetery merchandise and services trusts that have been previously realized and allocated to contracts that will be recognized in the future as the underlying contracts are ultimately performed.

As of February 29, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts increased 2.1 percent, or approximately $17.4 million from January 31, 2012, which is consistent with the improvement in the overall financial markets.

The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2011 Form 10-K. The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of January 31, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$261.8	45%	$109.0	44%
Financial Services	$65.3	11%	$43.4	18%
Information Technology	$56.9	10%	$13.4	5%

Issuer specific investments in the financial services sector represent $65.3 million of the fair market value of our preneed trust portfolio as of January 31, 2012, of which 61 percent related to investments in preferred stock, 21 percent related to common stock and 18 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $43.4 million of the fair market value of our cemetery perpetual care trust portfolio as of January 31, 2012, of which 68 percent related to investments in preferred stock, 24 percent related to fixed-income securities and 8 percent related to common stock.

The following table presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of January 31, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Financial Services	$8.5	9%	$5.3	16%
Information Technology	$28.3	29%	$7.3	23%

Each quarter we perform a separate analysis to determine whether our preneed contracts are in a loss position and whether a charge to earnings to record a liability for any expected losses is required. No charge has ever been required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8. and “Overview of Critical Accounting Policies” in the 2011 Form 10-K.

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of January 31, 2012 and October 31, 2011, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12.2 million and $12.0 million, respectively. We recorded an additional $0.6 million and $0.1 million for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the three months ended January 31, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is primarily related to the bankruptcy of Eastman Kodak.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in this report.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the quarter ended January 31, 2012	4.1%	3.9%
For the last twelve months ended January 31, 2012	3.8%	6.6%
For the last three years ended January 31, 2012	15.4%	16.7%
For the last five years ended January 31, 2012	1.2%	2.9%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2011 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2011 Form 10-K.

Results of Operations

The following discussion segregates our financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein.

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Funeral Operations

	Three Months Ended January 31,
	2012	2011	Decrease
	(In millions)
Funeral Revenue:
Funeral Home Locations	$67.9	$69.8	$(1.9)
Corporate Trust Management (1)	4.1	4.1	—

Total Funeral Revenue	$72.0	$73.9	$(1.9)

Funeral Costs:
Funeral Home Locations	$53.1	$53.3	$(.2)
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$53.3	$53.5	$(.2)

Funeral Gross Profit:
Funeral Home Locations	$14.8	$16.5	$(1.7)
Corporate Trust Management (1)	3.9	3.9	—

Total Funeral Gross Profit	$18.7	$20.4	$(1.7)

Same-Store Analysis for the Three Months Ended January 31, 2012 and 2011

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2012	2011
1.3% (1)	(4.4)%	43.2%	41.7%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2012 and 2011 were $1.3 million and $1.2 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended January 31, 2012 and 2011 were $2.8 million and $2.9 million, respectively.

Funeral revenue decreased $1.9 million, or 2.6 percent, to $72.0 million in the first quarter of 2012 from $73.9 million in the first quarter of 2011. During the first quarter of 2012 we experienced a 4.4 percent decline in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. In addition, our same-store funeral operations experienced an increase in average revenue per traditional funeral service of 3.1 percent, partially offset by a decrease in average revenue per cremation service of 0.9 percent. These changes resulted in an overall improvement in same-store average revenue per funeral service of 1.3 percent. The cremation rate for our same-store operations was 43.2 percent for the first quarter of 2012 compared to 41.7 percent for the first quarter of 2011.

Funeral gross profit decreased $1.7 million to $18.7 million for the first quarter of 2012 compared to $20.4 million for the same period of 2011, primarily due to the $1.9 million decrease in revenue, as noted above.

Cemetery Operations

	Three Months Ended January 31,
	2012	2011	Increase (Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$50.5	$53.4	$(2.9)
Corporate Trust Management (1)	2.3	2.0	.3

Total Cemetery Revenue	$52.8	$55.4	$(2.6)

Cemetery Costs:
Cemetery Locations	$45.9	$47.2	$(1.3)
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$46.1	$47.4	$(1.3)

Cemetery Gross Profit:
Cemetery Locations	$4.6	$6.2	$(1.6)
Corporate Trust Management (1)	2.1	1.8	.3

Total Cemetery Gross Profit	$6.7	$8.0	$(1.3)

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2012 and 2011 were $1.5 million and $1.3 million, respectively, and cemetery trust earnings included in cemetery revenue for the three months ended January 31, 2012 and 2011 were $0.8 million and $0.7 million. Perpetual care trust earnings were $3.0 million and $2.3 million for the three months ended January 31, 2012 and 2011, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue decreased $2.6 million, or 4.7 percent, to $52.8 million for the quarter ended January 31, 2012 from $55.4 million for the quarter ended January 31, 2011. As a result of lower average down payments, we experienced a $3.3 million decline in cemetery property revenue due to the revenue recognition requirements for cemetery property sales. In addition, we experienced a $1.3 million decrease related to the timing of construction during the period on various cemetery projects. This $4.6 million decrease was partially offset by a $0.9 million improvement in revenue related to trust activities and a $0.8 million, or 3.7 percent, increase in cemetery property sales.

Cemetery gross profit decreased $1.3 million to $6.7 million for the first quarter of 2012, primarily due to the decrease in cemetery revenue. In addition, as a result of Eastman Kodak’s bankruptcy we recorded a $0.6 million charge to record a probable funding obligation related to our perpetual care trusts.

Other

Corporate general and administrative expenses increased $0.4 million to $7.0 million for the first quarter of 2012, compared to $6.6 million for the same period of 2011. During the first quarter of 2012, we invested $1.1 million in continuous improvement, e-commerce and third-party growth initiatives, compared to $0.4 million for the same period of last year.

The effective tax rate for the first quarter of 2012 was 34.5 percent compared to 50.3 percent for the same period in 2011. For the three months ended January 31, 2012, we recorded a benefit of $0.6 million resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio. The higher rate for the three months ended January 31, 2011 was primarily due to a change in Puerto Rican tax legislation that decreased the top tax rate for businesses from 39 percent to 30 percent. As a result, we revalued our previously recorded deferred tax assets and recorded a one-time, non-cash charge to income tax expense for $2.9 million, net during the first quarter of 2011. This charge was partially offset by a tax benefit of $0.9 million primarily related to the reduction in the valuation allowance for capital losses associated with the improved performance of our trust portfolio in the first quarter of 2011. For additional information, see Note 17 to the consolidated financial statements in our 2011 Form 10-K.

During the first quarter of 2012, we repurchased 1.3 million shares of our outstanding Class A common stock for $7.8 million. Subsequent to quarter-end, we repurchased an additional 0.4 million shares of our outstanding Class A common stock for $2.4 million. As of February 29, 2012, we had $33.5 million remaining under the $125.0 million program authorized by the Board of Directors.

Cash and cash equivalents decreased $10.8 million from October 31, 2011 to January 31, 2012 primarily due to $7.8 million in purchases made under our stock repurchase program and $3.1 million of dividends paid during the first quarter of fiscal year 2012. Prepaid expenses increased $4.1 million from October 31, 2011 to January 31, 2012 primarily due to annual premiums paid in the first quarter of fiscal year 2012 for property, general liability and other insurance. Deferred income taxes decreased $4.8 million from October 31, 2011 to January 31,

2012 primarily due to a decrease in the current portion of the net operating loss. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the three months ended January 31, 2012. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Accrued payroll decreased $4.4 million from October 31, 2011 to January 31, 2012 primarily due to fiscal year 2011 incentive compensation paid in the first quarter of 2012 and due to the timing of the payroll period at quarter end. Other current liabilities decreased $3.0 million from October 31, 2011 to January 31, 2012 primarily due to the timing of our property taxes, which are typically paid at the end of the calendar year.

Preneed Sales into the Backlog

Net preneed funeral sales increased 17.0 percent during the first quarter of 2012 compared to the corresponding period in 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $34.6 million in net preneed funeral and cemetery merchandise and services sales (including $17.1 million related to insurance-funded preneed funeral contracts) during the first quarter of 2012 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $30.4 million (including $16.5 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2011. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

Liquidity and Capital Resources

General

We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and items such as cemetery perpetual care trust earnings and finance charges. Over the last five years, we have generated more than $60 million each year in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our $150.0 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future.

As of January 31, 2012, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, and our availability under the facility, after giving consideration to $0.7 million outstanding letters of credit and the $23.4 million Florida bond, was $125.9 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of January 31, 2012, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the third quarter of fiscal year 2011, we increased our quarterly cash dividend on our Class A and B common stock from three cents per share to three and one-half cents per share. Dividends amounted to $3.1 million for the three months ended January 31, 2012 compared to $2.7 million during the same period in fiscal year 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 1.3 million shares of our Class A common stock for approximately $7.8 million during the three months ended January 31, 2012. In February 2012, we purchased an additional 0.4 million shares of our Class A common stock for approximately $2.4 million and as of February 29, 2012, had $33.5 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are working on several e-commerce initiatives that we expect will provide new revenue opportunities in the future and are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have completed 11 cremation projects, and we currently have 16 projects under construction with more than 25 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend up to $12 million in fiscal year 2012. Through the first quarter of fiscal year 2012, we have spent approximately $3 million. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. We are also looking at ways to improve our organization and cost structure.

We are continuing to review all of our tax accounting methods to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 and 2010. We expect to have federal net operating losses available to us through most of fiscal year 2012 which will allow us to have only minimal federal cash taxes but expect to become a federal cash tax payer in fiscal year 2013.

Cash Flow

Our operations provided cash of $7.8 million for the three months ended January 31, 2012, compared to $15.2 million for the same period of last year. During the first quarter of 2012, we invested cash in several cemetery inventory development projects, including our cremation gardens. In addition, the decline in operating cash flow was due in part to the decrease in pre-tax income, the timing of payroll payments, as well as trust withdrawals and deposits.

Our investing activities resulted in a net cash outflow of $7.8 million for the three months ended January 31, 2012, compared to a net cash inflow of $3.6 million for the comparable period in 2011. The change is primarily due to an $11.5 million net change related to purchases and sales of certificates of deposit, marketable securities and restricted cash equivalents. We also purchased a funeral and cemetery business in the first three months of fiscal year 2011 resulting in a net cash outflow of $1.8 million. For the three months ended January 31, 2012, capital expenditures amounted to $6.5 million, which included $4.0 million for maintenance capital expenditures, $0.6 million for the construction of new funeral homes, $0.4 million related to the implementation of new business systems and $1.5 million for the purchase of land and a new building for an existing business. For the three months ended January 31, 2011, capital expenditures were $4.6 million, which included $4.0 million for maintenance capital expenditures, $0.5 million for the construction of new funeral homes and $0.1 million related to the implementation of new business systems.

Our financing activities resulted in a net cash outflow of $10.8 million for the three months ended January 31, 2012, compared to a net cash outflow of $10.5 million for the comparable period in 2011. Dividends paid increased from $2.7 million in the first quarter of 2011 to $3.1 million in the first quarter of 2012. In the third quarter of fiscal year 2011, we increased our quarterly cash dividend from three cents per share to three and one-half cents per share. In addition, stock repurchases during the three months ended January 31, 2012 amounted $7.8 million compared to $8.1 million in the same period of 2011.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	111.1	17.2	33.1	28.3	32.5
Operating and capital lease obligations (3)	33.6	4.3	8.7	5.8	14.8
Non-competition and other agreements (4)	0.7	0.1	0.2	0.2	0.2

Total	$477.0	$21.6	$128.4	$79.4	$247.6

(1)

As of January 31, 2012, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 19 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. In the first quarter of 2012, we entered into a capital lease for equipment with a three-year term for approximately $0.6 million. Our future minimum lease payments as of January 31, 2012 are $4.3 million, $4.8 million, $3.9 million, $3.2 million, $2.6 million and $14.8 million for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of January 31, 2012.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$12.2	$12.2	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.7	$12.2	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.2 million as of January 31, 2012. As of January 31, 2012, we had net unrealized losses of $31.6 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $1.8 million; no charge has been recorded for these amounts as of January 31, 2012.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of January 31, 2012, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of January 31, 2012 consist of the following items:

(1)	the $23.4 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 19 to the consolidated financial statements in our 2011 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2011 Form 10-K.

Recent Accounting Standards

See Note 2 to the condensed consolidated financial statements included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2011 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2011. There have been no material changes in the Company’s market risk from that disclosed in our 2011 Form 10-K. For a discussion of fair market value as of January 31, 2012 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
November 1, 2011 through November 30, 2011	516,500	$6.19	516,500	$40,560,454
December 1, 2011 through December 31, 2011	288,400	$5.64	288,400	$38,932,461
January 1, 2012 through January 31, 2012	507,575	$5.89	507,575	$35,944,379

Total	1,312,475	$5.95	1,312,475	$35,944,379

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of January 31, 2012, we had repurchased 13.2 million shares for $89.1 million at an average price of $6.74 per share since the inception of the program in 2007. In February 2012, we repurchased an additional 0.4 million shares for $2.4 million at an average price of $6.32 per share and, as of February 29, 2012, had $33.5 million remaining available under the program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 7, 2012	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

March 7, 2012	/s/ ANGELA M. LACOUR
Angela M. Lacour
Senior Vice President of Finance
and Chief Accounting Officer

Exhibit Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.