Form 10-Q
period 2012-04-30
STEWART ENTERPRISES INC
filed 2012-06-06
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

or

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

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2012, was 83,165,558 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2012	2011
Revenues:
Funeral	$72,752	$72,974
Cemetery	59,846	56,691

	132,598	129,665

Costs and expenses:
Funeral	54,203	54,926
Cemetery	49,257	49,098

	103,460	104,024

Gross profit	29,138	25,641
Corporate general and administrative expenses	(6,246)	(6,391)
Restructuring and other charges	(2,547)	—
Hurricane related charges, net	—	(54)
Net loss on dispositions	(11)	(400)
Other operating income, net	388	448

Operating earnings	20,722	19,244
Interest expense	(5,804)	(5,732)
Loss on early extinguishment of debt	—	(1,811)
Investment and other income, net	45	340

Earnings from continuing operations before income taxes	14,963	12,041
Income taxes	5,377	1,888

Earnings from continuing operations	9,586	10,153

Discontinued operations:
Loss from discontinued operations before income taxes	(1,318)	(259)
Income tax benefit	(468)	(104)

Loss from discontinued operations	(850)	(155)

Net earnings	$8,736	$9,998

Basic earnings per common share:
Earnings from continuing operations	$.11	$.11
Loss from discontinued operations	(.01)	—

Net earnings	$.10	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.11
Loss from discontinued operations	(.01)	—

Net earnings	$.10	$.11

Weighted average common shares outstanding (in thousands):
Basic	86,044	90,442

Diluted	86,375	91,066

Dividends declared per common share	$.04	$.03

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2012	2011
Revenues:
Funeral	$144,763	$146,840
Cemetery	112,659	112,089

	257,422	258,929

Costs and expenses:
Funeral	107,557	108,404
Cemetery	95,331	96,529

	202,888	204,933

Gross profit	54,534	53,996
Corporate general and administrative expenses	(12,938)	(12,844)
Restructuring and other charges	(2,547)	—
Hurricane related charges, net	—	(104)
Net gain (loss) on dispositions	332	(400)
Other operating income, net	582	681

Operating earnings	39,963	41,329
Interest expense	(11,671)	(11,468)
Loss on early extinguishment of debt	—	(1,811)
Investment and other income, net	91	364

Earnings from continuing operations before income taxes	28,383	28,414
Income taxes	9,939	10,105

Earnings from continuing operations	18,444	18,309

Discontinued operations:
Loss from discontinued operations before income taxes	(1,685)	(445)
Income tax benefit	(522)	(178)

Loss from discontinued operations	(1,163)	(267)

Net earnings	$17,281	$18,042

Basic earnings per common share:
Earnings from continuing operations	$.21	$.20
Loss from discontinued operations	(.01)	—

Net earnings	$.20	$.20

Diluted earnings per common share:
Earnings from continuing operations	$.21	$.20
Loss from discontinued operations	(.01)	—

Net earnings	$.20	$.20

Weighted average common shares outstanding (in thousands):
Basic	86,546	90,658

Diluted	86,867	91,125

Dividends declared per common share	$.075	$.06

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$62,124	$65,688
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	704	662
Receivables, net of allowances	49,790	49,146
Inventories	36,465	35,859
Prepaid expenses	8,059	5,055
Deferred income taxes, net	21,237	29,768

Total current assets	184,629	192,428
Receivables due beyond one year, net of allowances	69,211	67,979
Preneed funeral receivables and trust investments	429,424	409,296
Preneed cemetery receivables and trust investments	225,225	216,582
Goodwill	249,584	247,038
Cemetery property, at cost	400,788	396,014
Property and equipment, at cost:
Land	47,652	46,538
Buildings	355,389	353,688
Equipment and other	201,773	197,766

	604,814	597,992
Less accumulated depreciation	312,899	305,708

Net property and equipment	291,915	292,284
Deferred income taxes, net	81,506	79,793
Cemetery perpetual care trust investments	255,176	240,392
Other assets	14,582	15,292

Total assets	$2,202,040	$2,157,098

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	April 30, 2012	October 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$5
Accounts payable and accrued expenses	24,882	24,547
Accrued payroll and other benefits	15,583	18,181
Accrued insurance	22,045	22,398
Accrued interest	2,079	2,129
Estimated obligation to fund cemetery perpetual care trust	12,065	12,017
Other current liabilities	8,936	10,013
Income taxes payable	1,306	1,173

Total current liabilities	86,902	90,463
Long-term debt, less current maturities	319,819	317,821
Deferred income taxes, net	5,299	5,104
Deferred preneed funeral revenue	239,677	240,286
Deferred preneed cemetery revenue	262,913	259,237
Deferred preneed funeral and cemetery receipts held in trust	584,942	558,194
Perpetual care trusts’ corpus	253,064	238,980
Other long-term liabilities	20,389	19,337

Total liabilities	1,773,005	1,729,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 83,141,621 and 84,421,416 shares at April 30, 2012 and October 31, 2011, respectively	83,142	84,421
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2012 and October 31, 2011; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	500,623	515,274
Accumulated deficit	(158,311)	(175,592)
Accumulated other comprehensive income:
Unrealized appreciation of investments	26	18

Total accumulated other comprehensive income	26	18

Total shareholders’ equity	429,035	427,676

Total liabilities and shareholders’ equity	$2,202,040	$2,157,098

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation of Investments	Total Shareholders’ Equity
Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676

Comprehensive income:
Net earnings	—	—	17,281	—	17,281

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($4)	—	—	—	8	8

Total other comprehensive income	—	—	—	8	8

Total comprehensive income	—	—	17,281	8	17,289

Restricted stock activity	416	283	—	—	699
Issuance of common stock	98	491	—	—	589
Stock options exercised	126	348	—	—	474
Stock option expense	—	718	—	—	718
Tax benefit associated with stock activity	—	(262)	—	—	(262)
Purchase and retirement of common stock	(1,919)	(9,696)	—	—	(11,615)
Dividends ($0.075 per share)	—	(6,533)	—	—	(6,533)

Balance April 30, 2012	$86,697	$500,623	$(158,311)	$26	$429,035

(1)

Amount includes 83,142 and 84,421 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2012 and October 31, 2011, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$17,281	$18,042
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss on dispositions	508	400
Loss on early extinguishment of debt	—	1,811
Non-cash restructuring charge	1,236	—
Premiums paid on early extinguishment of debt	—	(777)
Depreciation and amortization	13,244	13,575
Non-cash interest and amortization of discount on senior convertible notes	2,730	2,636
Provision for doubtful accounts	2,060	2,528
Share-based compensation	1,887	1,661
Excess tax benefits from share-based payment arrangements	(23)	(144)
Provision for deferred income taxes	6,724	8,278
Estimated obligation to fund cemetery perpetual care trust	633	73
Other	30	(328)
Changes in assets and liabilities:
(Increase) decrease in receivables	(4,519)	486
Increase in prepaid expenses	(3,004)	(2,193)
Increase in inventories and cemetery property	(5,795)	(684)
Decrease in accounts payable and accrued expenses	(5,923)	(8,524)
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	(580)	4,083
Decrease in deferred preneed funeral revenue	(468)	(1,674)
Decrease in deferred preneed funeral receipts held in trust	(812)	(1,947)
Net effect of preneed cemetery production and deliveries:
Increase in preneed cemetery receivables and trust investments	(2,676)	(3,901)
Increase (decrease) in deferred preneed cemetery revenue	3,676	(1,682)
Increase in deferred preneed cemetery receipts held in trust	1,905	3,935
Increase in other	348	42

Net cash provided by operating activities	28,462	35,696

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities and release of restricted funds	2,006	10,000
Deposits of restricted funds and purchases of marketable securities	(2,036)	(585)
Proceeds from sale of assets	533	285
Purchase of subsidiaries and other investments, net of cash acquired	(3,113)	(1,809)
Additions to property and equipment	(11,914)	(8,762)
Other	34	54

Net cash used in investing activities	(14,490)	(817)

Cash flows from financing activities:
Proceeds of long term debt	—	200,000
Repayments of long-term debt	(3)	(194,190)
Debt refinancing costs	(34)	(4,910)
Issuance of common stock	626	1,199
Purchase and retirement of common stock	(11,615)	(9,387)
Dividends	(6,533)	(5,485)
Excess tax benefits from share-based payment arrangements	23	144

Net cash used in financing activities	(17,536)	(12,629)

Net increase (decrease) in cash	(3,564)	22,250
Cash and cash equivalents, beginning of period	65,688	56,060

Cash and cash equivalents, end of period	$62,124	$78,310

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$1,525	$3,281
Interest	$9,090	$11,105
Non-cash investing and financing activities:
Issuance of common stock to directors	$437	$456
Issuance of restricted stock, net of forfeitures	$699	$590

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

(a) The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2012, the Company owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b) Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Interim Disclosures

The information as of April 30, 2012, and for the three and six months ended April 30, 2012 and 2011, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”).

The October 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2011 Form 10-K.

The results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2012.

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

(e) Share-Based Compensation

The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements in the Company’s 2011 Form 10-K. Stock option expense is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $344 and $250 for the three months ended April 30, 2012 and 2011, respectively, and $718 and $561 for the six months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, there was $3,646 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 3.0 years, of which $1,390 of total stock option expense is expected for fiscal year 2012. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $398 and $279 for the three months ended April 30, 2012 and 2011, respectively, and $732 and $644

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

for the six months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, there was $1,730 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2012 is expected to be $1,577.

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

The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2012:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,191,500	$6.26	Equal one-fourth portions over 4 years	Service condition
Restricted stock	444,500	$6.26	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2012 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2012: expected dividend yield of 2.2 percent; expected volatility of 37.8 percent; risk-free interest rate of 1.5 percent; and an expected term of 6.3 years. During the six months ended April 30, 2012, the Company granted 444,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2012, 2013 and 2014. The Company records the expense over the requisite service period.

(f) Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

On September 19, 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. During the six months ended April 30, 2012, the Company repurchased 1,919,283 shares of its Class A common stock for $11,565 at an average price of $6.03 per share. As of April 30, 2012, the Company has repurchased 13,821,206 shares of its Class A common stock since the start of the program for $92,806 at an average price of $6.71 per share and has $32,194 still authorized under this program.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

(g) Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, June 2011 and March 2012, the Company announced that it had increased its quarterly dividend rate by one half cent per share. Effective March 2012, the quarterly dividend rate is four cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the six months ended April 30, 2012, and 2011, the Company paid $6,533 and $5,485, respectively, in dividends.

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

As of April 30, 2012 and October 31, 2011, the Company’s receivables and related allowances were as follows:

	Receivables as of April 30, 2012	Receivables as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables — at-need funeral	$7,795	$8,317
Current receivables — other	46,306	45,455
Receivables, due beyond one year — other	75,019	75,097
Preneed funeral receivables	43,415	43,457
Preneed cemetery receivables	29,804	30,270

Total	$202,339	$202,596

Total current receivables	54,101	53,772
Total noncurrent receivables	148,238	148,824

Total	$202,339	$202,596

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

	Allowance for Doubtful Accounts and Cancellations as of April 30, 2012	Allowance for Doubtful Accounts and Cancellations as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables—at-need funeral and other	$(4,311)	$(4,626)
Receivables, due beyond one year—other	(5,808)	(7,118)
Preneed funeral receivables	(10,989)	(11,359)
Preneed cemetery receivables	(2,688)	(3,366)

Total	$(23,796)	$(26,469)

Total current receivables	(4,311)	(4,626)
Total noncurrent receivables	(19,485)	(21,843)

Total	$(23,796)	$(26,469)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write- offs	Balance – April 30, 2012
Current receivables—at-need funeral and other	$4,626	878	(1,193)	$4,311
Receivables, due beyond one year—other	7,118	1,182	(2,492)	5,808

	$11,744	2,060	(3,685)	$10,119

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2010	Charged to costs and expenses	Write- offs	Balance – April 30, 2011
Current receivables—at-need funeral and other	$5,738	1,034	(1,279)	$5,493
Receivables, due beyond one year—other	8,324	1,494	(1,886)	7,932

	$14,062	2,528	(3,165)	$13,425

The Company establishes allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of April 30, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables—at-need funeral	$3,942	$1,288	$508	$2,057	$7,795
Receivables—other	102,778	3,754	1,931	12,862	121,325
Preneed funeral receivables	30,885	839	419	11,272	43,415
Preneed cemetery receivables	25,273	968	574	2,989	29,804

	$162,878	$6,849	$3,432	$29,180	$202,339

(i)	Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements in order for these periods to be comparable due to the reclassification of discontinued operations. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or cash flows.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(2) New Accounting Principles

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. The guidance on transfers in and out of Levels 1 and 2 was effective for interim and annual reporting periods beginning after December 15, 2009 and was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The disclosures on gross presentation of Level 3 purchases, sales, issuances and settlements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years and was effective for the Company’s fiscal year beginning November 1, 2011. The adoption of this guidance by the Company had no impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponded to the Company’s second fiscal quarter beginning February 1, 2012. The adoption of this guidance by the Company had no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which corresponds to the Company’s first fiscal quarter beginning November 1, 2013. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2012 and October 31, 2011 are as follows:

	April 30, 2012	October 31, 2011
Trust assets	$396,998	$377,198
Receivables from customers	43,415	43,457

	440,413	420,655
Allowance for cancellations	(10,989)	(11,359)

Preneed funeral receivables and trust investments	$429,424	$409,296

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2012 are detailed below.

	April 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$33,339	$—	$—	$33,339
U.S. Government, agencies and municipalities	1,659	76	—	1,735
Corporate bonds	20,063	1,557	—	21,620
Preferred stocks	35,087	333	(1,384)	34,036
Common stocks	200,926	2,723	(41,091)	162,558
Mutual funds:
Equity	19,153	1,086	(1,485)	18,754
Fixed income	86,055	1,770	(817)	87,008
Commodity	17,456	—	(3,901)	13,555
Real estate investment trusts	6,783	619	—	7,402
Master limited partnerships	2,860	6	—	2,866
Insurance contracts and other long-term investments	12,670	50	(8)	12,712

Trust investments	$436,051	$8,220	$(48,686)	$395,585

Market value as a percentage of cost					90.7%

Accrued investment income				1,413

Trust assets				$396,998

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2012
Due in one year or less	$5,656
Due in one to five years	14,301
Due in five to ten years	2,879
Thereafter	519

$23,355

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

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $390 and $0, respectively. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of approximately $152 and ($81), respectively, related to the covered call program. For the six months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of $156 and ($227), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,383 for the three months ended April 30, 2011 and $2,374 for the six months ended April 30, 2011.

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

The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—April 30, 2012	$332,552	$57,335	$5,698	$395,585
Trust investments—October 31, 2011	$311,463	$58,648	$5,868	$375,979

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Fair market value, beginning balance	$5,764	$6,162	$5,868	$6,784
Distributions and other, net	(66)	(87)	(170)	(709)

Fair market value, ending balance	$5,698	$6,075	$5,698	$6,075

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Purchases	$16,991	$27,759	$33,910	$72,048
Sales	32,555	32,872	37,082	70,629
Realized gains from sales of investments	2,844	1,591	3,171	4,409
Realized losses from sales of investments and other	(989)	(581)	(1,104)	(680)
Interest income, dividends and other ordinary income	3,024	3,477	7,962	6,813
Deposits (1)	6,778	4,674	12,366	10,030
Withdrawals (1)	10,491	11,930	19,090	22,315

(1)

The Company historically sold a significant portion of its preneed funeral sales through trust. Over time, the mix has shifted to a more significant portion being sold through insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

	April 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$154	$(2)	$19,576	$(1,382)	$19,730	$(1,384)
Common stocks	14,052	(813)	116,114	(40,278)	130,166	(41,091)
Mutual funds:
Equity	3,997	(142)	2,679	(1,343)	6,676	(1,485)
Fixed income	19,186	(230)	3,691	(587)	22,877	(817)
Commodity	13,555	(3,901)	—	—	13,555	(3,901)
Insurance contracts and other long-term investments	941	(8)	—	—	941	(8)

Total	$51,885	$(5,096)	$142,060	$(43,590)	$193,945	$(48,686)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$498	$(2)	$—	$—	$498	$(2)
Corporate bonds	6,398	(8)	—	—	6,398	(8)
Preferred stocks	548	(2)	19,065	(3,356)	19,613	(3,358)
Common stocks	5,564	(58)	128,478	(55,772)	134,042	(55,830)
Mutual funds:
Equity	3	(1)	8,481	(2,017)	8,484	(2,018)
Fixed income	43,688	(707)	5,015	(710)	48,703	(1,417)
Commodity	10,175	(1,450)	—	—	10,175	(1,450)
Real estate investment trusts	12,941	(338)	—	—	12,941	(338)

Total	$79,815	$(2,566)	$161,039	$(61,855)	$240,854	$(64,421)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at April 30, 2012, 84 percent, or $41,091, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2012 and October 31, 2011 are as follows:

	April 30, 2012	October 31, 2011
Trust assets	$198,109	$189,678
Receivables from customers	29,804	30,270

	227,913	219,948
Allowance for cancellations	(2,688)	(3,366)

Preneed cemetery receivables and trust investments	$225,225	$216,582

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2012 are detailed below.

	April 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$24,977	$—	$—	$24,977
U.S. Government, agencies and municipalities	1,945	119	(1)	2,063
Corporate bonds	2,397	148	(3)	2,542
Preferred stocks	12,290	66	(665)	11,691
Common stocks	105,248	865	(27,638)	78,475
Mutual funds:
Equity	21,982	224	(6,205)	16,001
Fixed income	47,431	556	(350)	47,637
Commodity	8,693	—	(2,127)	6,566
Master limited partnerships	6,831	14	—	6,845
Other long-term investments	632	6	—	638

Trust investments	$232,426	$1,998	$(36,989)	$197,435

Market value as a percentage of cost					84.9%

Accrued investment income				674

Trust assets				$198,109

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2012
Due in one year or less	$272
Due in one to five years	2,348
Due in five to ten years	1,537
Thereafter	448

$4,605

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$9,844	$—	$—	$9,844
U.S. Government, agencies and municipalities	2,052	90	(2)	2,140
Corporate bonds	2,596	131	(3)	2,724
Preferred stocks	12,518	66	(1,662)	10,922
Common stocks	112,010	920	(32,761)	80,169
Mutual funds:
Equity	25,374	348	(6,791)	18,931
Fixed income	46,258	305	(586)	45,977
Commodity	8,780	—	(892)	7,888
Real estate investment trusts	9,866	74	(193)	9,747
Master limited partnerships	97	—	(2)	95
Other long-term investments	596	—	—	596

Trust investments	$229,991	$1,934	$(42,892)	$189,033

Market value as a percentage of cost					82.2%

Accrued investment income				645

Trust assets				$189,678

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to provide an opportunity for additional income. As of April 30, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $198 and $0, respectively. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of approximately $109 and ($40), respectively, related to the covered call program. For the six months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of $115 and ($130), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $693 for the three months ended April 30, 2011, and $1,113 for the six months ended April 30, 2011.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—April 30, 2012	$180,988	$16,447	$—	$197,435
Trust investments—October 31, 2011	$173,127	$15,906	$—	$189,033

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Purchases	$7,950	$20,022	$11,233	$51,894
Sales	23,705	19,389	25,664	47,773
Realized gains from sales of investments	2,128	1,072	2,348	3,323
Realized losses from sales of investments and other	(121)	(209)	(205)	(549)
Interest income, dividends and other ordinary income	1,611	1,612	4,307	3,410
Deposits	4,310	4,307	8,642	8,008
Withdrawals	6,792	4,865	11,246	9,472

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

	April 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$51	$—	$4	$(1)	$55	$(1)
Corporate bonds	114	(3)	—	—	114	(3)
Preferred stocks	—	—	8,103	(665)	8,103	(665)
Common stocks	15,233	(1,418)	53,031	(26,220)	68,264	(27,638)
Mutual funds:
Equity	943	(11)	11,809	(6,194)	12,752	(6,205)
Fixed income	22,440	(350)	—	—	22,440	(350)
Commodity	6,567	(2,127)	—	—	6,567	(2,127)

Total	$45,348	$(3,909)	$72,947	$(33,080)	$118,295	$(36,989)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$313	$(2)	$—	$—	$313	$(2)
Corporate bonds	117	(3)	—	—	117	(3)
Preferred stocks	—	—	7,609	(1,662)	7,609	(1,662)
Common stocks	5,385	(707)	59,506	(32,054)	64,891	(32,761)
Mutual funds:
Equity	—	—	14,376	(6,791)	14,376	(6,791)
Fixed income	34,325	(586)	—	—	34,325	(586)
Commodity	7,887	(892)	—	—	7,887	(892)
Real estate investment trusts	5,775	(193)	—	—	5,775	(193)
Master limited partnerships	—	—	95	(2)	95	(2)

Total	$53,802	$(2,383)	$81,586	$(40,509)	$135,388	$(42,892)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at April 30, 2012, 91 percent, or $33,843, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(5) Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,288 and $1,683 for the three months ended April 30, 2012 and 2011, respectively, and $5,282 and $3,993 for the six months ended April 30, 2012 and 2011, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2012 are detailed below.

	April 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	$16,943	$—	$—	$16,943
U.S. Government, agencies and municipalities	4,498	238	(152)	4,584
Corporate bonds	25,958	1,045	(799)	26,204
Preferred stocks	37,578	237	(4,033)	33,782
Common stocks	87,227	2,057	(19,672)	69,612
Mutual funds:
Equity	12,945	928	(499)	13,374
Fixed income	73,036	1,346	(1,615)	72,767
Commodity	8,914	5	(767)	8,152
Real estate investment trusts	7,954	752	—	8,706
Other long-term investments	127	—	(79)	48

Trust investments	$275,180	$6,608	$(27,616)	$254,172

Market value as a percentage of cost					92.4%

Accrued investment income				1,004

Trust assets				$255,176

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2012
Due in one year or less	$4,350
Due in one to five years	14,280
Due in five to ten years	8,969
Thereafter	3,189

$30,788

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

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of April 30, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $165 and $0, respectively. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of approximately $68 and ($33), respectively, related to the covered call program. For the six months ended April 30, 2012 and 2011, the Company realized trust earnings (losses) of approximately $73 and ($118), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $467 for the three months ended April 30, 2011 and $934 for the six months ended April 30, 2011.

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

The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—April 30, 2012	$189,555	$64,569	$48	$254,172
Trust investments—October 31, 2011	$173,317	$66,236	$48	$239,601

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2012 and October 31, 2011, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,065 and $12,017, respectively. The Company recorded an additional $633 and $73 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the six months ended April 30, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is related to the bankruptcy of Eastman Kodak. The Company had earnings of $109 and $483 for the three months ended April 30, 2012 and 2011, respectively, and $585 and $693 for the six months ended April 30, 2012 and 2011, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $1,627; no charge has been recorded for these amounts as of April 30, 2012.

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Purchases	$36,301	$40,289	$64,280	$81,244
Sales	28,766	34,669	56,898	52,534
Realized gains from sales of investments	1,735	416	4,055	932
Realized losses from sales of investments and other	(736)	(274)	(1,939)	(438)
Interest income, dividends and other ordinary income	2,784	2,492	5,435	5,324
Deposits	2,542	1,869	4,668	3,399
Withdrawals	2,543	1,423	4,912	3,644

During the three months ended April 30, 2012 and 2011, cemetery revenues were $59,846 and $56,691, respectively, of which $2,269 and $2,327, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2012 and 2011, cemetery revenues were $112,659 and $112,089, respectively, of which $4,328 and $4,306, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and costs.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2012 and October 31, 2011.

	April 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$617	$(1)	$63	$(151)	$680	$(152)
Corporate bonds	5,006	(105)	1,619	(694)	6,625	(799)
Preferred stocks	3,626	(35)	19,012	(3,998)	22,638	(4,033)
Common stocks	5,781	(194)	44,922	(19,478)	50,703	(19,672)
Mutual funds:
Equity	145	(37)	1,120	(462)	1,265	(499)
Fixed income	13,175	(275)	12,788	(1,340)	25,963	(1,615)
Commodity	8,140	(767)	—	—	8,140	(767)
Other long-term investments	—	—	48	(79)	48	(79)

Total	$36,490	$(1,414)	$79,572	$(26,202)	$116,062	$(27,616)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$213	$(1)	$71	$(56)	$284	$(57)
Corporate bonds	5,959	(150)	1,341	(726)	7,300	(876)
Preferred stocks	3,611	(91)	20,921	(6,836)	24,532	(6,927)
Common stocks	1,027	(108)	50,539	(24,302)	51,566	(24,410)
Mutual funds:
Equity	106	(113)	1,967	(694)	2,073	(807)
Fixed income	39,397	(1,742)	1,606	(248)	41,003	(1,990)
Real estate investment trusts	7,659	(210)	—	—	7,659	(210)
Master limited partnerships	7,936	(61)	—	—	7,936	(61)
Other long-term investments	—	—	48	(12)	48	(12)

Total	$65,908	$(2,476)	$76,493	$(32,874)	$142,401	$(35,350)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at April 30, 2012, 86 percent, or $23,705, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at April 30, 2012 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$396,998	$198,109	$595,107
Less:
Pending withdrawals	(7,697)	(6,106)	(13,803)
Pending deposits	2,414	1,224	3,638

Deferred receipts held in trust	$391,715	$193,227	$584,942

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at April 30, 2012 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$255,176
Less:
Pending withdrawals	(2,507)
Pending deposits	395

Perpetual care trusts’ corpus	$253,064

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2012 and 2011 are detailed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Realized gains from sales of investments	$6,707	$3,079	$9,574	$8,664
Realized losses from sales of investments and other	(1,846)	(1,064)	(3,248)	(1,667)
Interest income, dividends and other ordinary income	7,419	7,581	17,704	15,547
Trust expenses and income taxes	(3,515)	(2,433)	(5,826)	(4,929)

Net trust investment income	8,765	7,163	18,204	17,615
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(6,201)	(5,459)	(12,690)	(13,557)
Reclassification to perpetual care trusts’ corpus	(2,564)	(1,704)	(5,514)	(4,058)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	45	340	91	364

Total investment and other income, net	$45	$340	$91	$364

(1)

Investment and other income, net generally consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the three and six months ended April 30, 2011, the balance includes approximately $323 of interest income related to the resolution of an audit by the Internal Revenue Service.

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

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of April 30, 2012, the Company had $12,065 recorded as a liability for the estimated probable funding obligation. As of April 30, 2012, the Company had net unrealized losses of approximately $28,342 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses and for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded an estimated net liability for these items of approximately $0.2 million and $2.0 million as of April 30, 2012 and October 31, 2011, respectively.

The Company is required to maintain a bond ($23,456 as of April 30, 2012) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended April 30, 2012
Earnings from continuing operations	$9,586
Allocation of earnings to nonvested restricted stock	(85)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,501	86,044	$.11

Effect of dilutive securities:
Stock options assumed exercised		331

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$9,501	86,375	$.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended April 30, 2011
Earnings from continuing operations	$10,153
Allocation of earnings to nonvested restricted stock	(88)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$10,065	90,442	$.11

Effect of dilutive securities:
Stock options assumed exercised		624

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$10,065	91,066	$.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended April 30, 2012
Earnings from continuing operations	$18,444
Allocation of earnings to nonvested restricted stock	(164)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$18,280	86,546	$.21

Effect of dilutive securities:
Stock options assumed exercised		321

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$18,280	86,867	$.21

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended April 30, 2011
Earnings from continuing operations	$18,309
Allocation of earnings to nonvested restricted stock	(163)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$18,146	90,658	$.20

Effect of dilutive securities:
Stock options assumed exercised		467

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$18,146	91,125	$.20

During the three months ended April 30, 2012, options to purchase 2,957,127 shares of common stock at prices ranging from $6.22 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended April 30, 2012 exclude the effect of approximately 17,000 options because such options were not dilutive. These options expire between January 8, 2014 and December 6, 2021.

During the six months ended April 30, 2012, options to purchase 3,066,246 shares of common stock at prices ranging from $6.22 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the six months ended April 30, 2012 exclude the effect of approximately 17,000 options because such options were not dilutive. These options expire between January 8, 2014 and December 6, 2021.

Options to purchase 425,093 shares of common stock at prices ranging from $8.06 to $8.47 per share for the three months ended April 30, 2011 and options to purchase 806,197 shares of common stock at prices ranging from $6.83 to $8.47 per share for the six months ended April 30, 2011 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the three months ended April 30, 2011 exclude the effect of approximately 1,266,382 options because such options were not dilutive.

For the three and six months ended April 30, 2012, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three and six months ended April 30, 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three and six months ended April 30, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,637,882 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average prices of the Company’s stock for the three and six months ended April 30, 2012 were less than the conversion price of the senior convertible notes and the strike price of the warrants. For the three and six months ended April 30, 2011, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the associated common stock warrants were also not dilutive.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2012, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9) Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and six months ended April 30, 2012 and 2011 for the Company’s continuing operations.

	Total Revenue		Total Revenue
	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
Funeral	$68,626	$68,635	$136,492	$138,408
Cemetery(1)	57,370	54,462	107,890	107,826
Corporate Trust Management(2)	6,602	6,568	13,040	12,695

Total	$132,598	$129,665	$257,422	$258,929

	Total Gross Profit		Total Gross Profit
	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
Funeral	$14,619	$13,920	$29,345	$30,436
Cemetery(1)	8,333	5,565	12,958	11,711
Corporate Trust Management(2)	6,186	6,156	12,231	11,849

Total	$29,138	$25,641	$54,534	$53,996

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,288 and $1,683 for the three months ended April 30, 2012 and 2011, respectively, and $5,282 and $3,993 for the six months ended April 30, 2012 and 2011, respectively.

(2)

Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2012 and 2011 were $1,367 and $1,223, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended April 30, 2012 and 2011 were $2,758 and $3,115, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2012 and 2011 were $1,591 and $1,350, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended April 30, 2012 and 2011 were $886 and $880, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9) Segment Data—(Continued)

Trust management fees included in funeral revenue for the six months ended April 30, 2012 and 2011 were $2,659 and $2,412, respectively, and funeral trust earnings for the six months ended April 30, 2012 and 2011 were $5,612 and $6,020, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2012 and 2011 were $3,095 and $2,650, respectively, and cemetery trust earnings for the six months ended April 30, 2012 and 2011 were $1,674 and $1,613, respectively.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2012 and 2011 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Gross profit for reportable segments	$29,138	$25,641	$54,534	$53,996
Corporate general and administrative expenses	(6,246)	(6,391)	(12,938)	(12,844)
Restructuring and other charges	(2,547)	—	(2,547)	—
Hurricane related charges, net	—	(54)	—	(104)
Net gain (loss) on dispositions	(11)	(400)	332	(400)
Other operating income, net	388	448	582	681
Interest expense	(5,804)	(5,732)	(11,671)	(11,468)
Loss on early extinguishment of debt	—	(1,811)	—	(1,811)
Investment and other income, net	45	340	91	364

Earnings from continuing operations before income taxes	$14,963	$12,041	$28,383	$28,414

	Total Net Preneed Merchandise and Service Sales(1)		Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
Funeral	$28,950	$24,558	$51,701	$44,004
Cemetery	13,354	13,220	25,161	24,218

Total	$42,304	$37,778	$76,862	$68,222

(1)	Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10)	Supplementary Information

The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2012 and 2011.

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Service revenue
Funeral	$49,944	$49,369	$98,984	$99,015
Cemetery	15,027	14,435	31,247	30,624

	64,971	63,804	130,231	129,639
Merchandise revenue
Funeral	20,848	21,589	41,936	43,995
Cemetery	41,503	38,732	74,733	74,553

	62,351	60,321	116,669	118,548
Other revenue
Funeral	1,960	2,016	3,843	3,830
Cemetery	3,316	3,524	6,679	6,912

	5,276	5,540	10,522	10,742

Total revenue	$132,598	$129,665	$257,422	$258,929

Service costs
Funeral	$16,776	$16,563	$33,755	$32,124
Cemetery	10,314	10,424	20,800	20,770

	27,090	26,987	54,555	52,894
Merchandise costs
Funeral	13,918	14,084	27,924	28,229
Cemetery	24,469	24,129	46,152	46,784

	38,387	38,213	74,076	75,013
Facility expenses
Funeral	23,509	24,279	45,878	48,051
Cemetery	14,474	14,545	28,379	28,975

	37,983	38,824	74,257	77,026

Total costs	$103,460	$104,024	$202,888	$204,933

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of April 30, 2012 and October 31, 2011 and for the three and six months ended April 30, 2012 and 2011, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,943	$4,809	$—	$72,752
Cemetery	—	53,866	5,980	—	59,846

	—	121,809	10,789	—	132,598

Costs and expenses:
Funeral	—	50,974	3,229	—	54,203
Cemetery	—	45,018	4,239	—	49,257

	—	95,992	7,468	—	103,460

Gross profit	—	25,817	3,321	—	29,138
Corporate general and administrative expenses	(6,246)	—	—	—	(6,246)
Restructuring and other charges	(1,311)	(1,071)	(165)	—	(2,547)
Net loss on dispositions	—	(11)	—	—	(11)
Other operating income, net	42	283	63	—	388

Operating earnings (loss)	(7,515)	25,018	3,219	—	20,722
Interest expense	(1,813)	(3,647)	(344)	—	(5,804)
Investment and other income, net	45	—	—	—	45
Equity in subsidiaries	13,301	248	—	(13,549)	—

Earnings from continuing operations before income taxes	4,018	21,619	2,875	(13,549)	14,963
Income tax expense (benefit)	(4,718)	9,035	1,060	—	5,377

Earnings from continuing operations	8,736	12,584	1,815	(13,549)	9,586

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,318)	—	—	(1,318)
Income tax benefit	—	(468)	—	—	(468)

Loss from discontinued operations	—	(850)	—	—	(850)

Net earnings	8,736	11,734	1,815	(13,549)	8,736
Other comprehensive income, net	3	—	3	(3)	3

Comprehensive income	$8,739	$11,734	$1,818	$(13,552)	$8,739

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended April 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,909	$5,065	$—	$72,974
Cemetery	—	50,769	5,922	—	56,691

	—	118,678	10,987	—	129,665

Costs and expenses:
Funeral	—	51,657	3,269	—	54,926
Cemetery	—	44,495	4,603	—	49,098

	—	96,152	7,872	—	104,024

Gross profit	—	22,526	3,115	—	25,641
Corporate general and administrative expenses	(6,391)	—	—	—	(6,391)
Hurricane related charges, net	(54)	—	—	—	(54)
Net loss on dispositions	—	(400)	—	—	(400)
Other operating income, net	110	273	65	—	448

Operating earnings (loss)	(6,335)	22,399	3,180	—	19,244
Interest expense	(1,009)	(4,256)	(467)	—	(5,732)
Loss on early extinguishment of debt	(1,811)	—	—	—	(1,811)
Investment and other income, net	340	—	—	—	340
Equity in subsidiaries	13,156	217	—	(13,373)	—

Earnings from continuing operations before income taxes	4,341	18,360	2,713	(13,373)	12,041
Income tax expense (benefit)	(5,657)	6,490	1,055	—	1,888

Earnings from continuing operations	9,998	11,870	1,658	(13,373)	10,153

Discontinued operations:
Loss from discontinued operations before income taxes	—	(259)	—	—	(259)
Income tax benefit	—	(104)	—	—	(104)

Loss from discontinued operations	—	(155)	—	—	(155)

Net earnings	9,998	11,715	1,658	(13,373)	9,998
Other comprehensive income, net	12	—	12	(12)	12

Comprehensive income	$10,010	$11,715	$1,670	$(13,385)	$10,010

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$134,976	$9,787	$—	$144,763
Cemetery	—	101,208	11,451	—	112,659

	—	236,184	21,238	—	257,422

Costs and expenses:
Funeral	—	100,969	6,588	—	107,557
Cemetery	—	86,772	8,559	—	95,331

	—	187,741	15,147	—	202,888

Gross profit	—	48,443	6,091	—	54,534
Corporate general and administrative expenses	(12,938)	—	—	—	(12,938)
Restructuring and other charges	(1,311)	(1,071)	(165)	—	(2,547)
Net gain on dispositions	—	332	—	—	332
Other operating income, net	57	403	122	—	582

Operating earnings (loss)	(14,192)	48,107	6,048	—	39,963
Interest expense	(3,343)	(7,627)	(701)	—	(11,671)
Investment and other income, net	91	—	—	—	91
Equity in subsidiaries	27,070	554	—	(27,624)	—

Earnings from continuing operations before income taxes	9,626	41,034	5,347	(27,624)	28,383
Income tax expense (benefit)	(7,655)	15,813	1,781	—	9,939

Earnings from continuing operations	17,281	25,221	3,566	(27,624)	18,444

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,685)	—	—	(1,685)
Income tax benefit	—	(522)	—	—	(522)

Loss from discontinued operations	—	(1,163)	—	—	(1,163)

Net earnings	17,281	24,058	3,566	(27,624)	17,281
Other comprehensive income, net	8	—	8	(8)	8

Comprehensive income	$17,289	$24,058	$3,574	$(27,632)	$17,289

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Six Months Ended April 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$136,608	$10,232	$—	$146,840
Cemetery	—	100,381	11,708	—	112,089

	—	236,989	21,940	—	258,929

Costs and expenses:
Funeral	—	101,747	6,657	—	108,404
Cemetery	—	87,475	9,054	—	96,529

	—	189,222	15,711	—	204,933

Gross profit	—	47,767	6,229	—	53,996
Corporate general and administrative expenses	(12,844)	—	—	—	(12,844)
Hurricane related charges, net	(104)	—	—	—	(104)
Net loss on dispositions	—	(400)	—	—	(400)
Other operating income, net	128	434	119	—	681

Operating earnings (loss)	(12,820)	47,801	6,348	—	41,329
Interest expense	(1,835)	(8,721)	(912)	—	(11,468)
Loss on early extinguishment of debt	(1,811)	—	—	—	(1,811)
Investment and other income, net	364	—	—	—	364
Equity in subsidiaries	24,562	387	—	(24,949)	—

Earnings from continuing operations before income taxes	8,460	39,467	5,436	(24,949)	28,414
Income tax expense (benefit)	(9,582)	14,842	4,845	—	10,105

Earnings from continuing operations	18,042	24,625	591	(24,949)	18,309

Discontinued operations:
Loss from discontinued operations before income taxes	—	(445)	—	—	(445)
Income tax benefit	—	(178)	—	—	(178)

Loss from discontinued operations	—	(267)	—	—	(267)

Net earnings	18,042	24,358	591	(24,949)	18,042
Other comprehensive income, net	9	—	9	(9)	9

Comprehensive income	$18,051	$24,358	$600	$(24,958)	$18,051

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$59,340	$942	$1,842	$—	$62,124
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	—	—	704	—	704
Receivables, net of allowances	1,842	41,206	6,742	—	49,790
Inventories	223	33,633	2,609	—	36,465
Prepaid expenses	1,976	4,545	1,538	—	8,059
Deferred income taxes, net	6,931	13,265	1,041	—	21,237
Intercompany receivables	1,597	—	—	(1,597)	—

Total current assets	78,159	93,591	14,476	(1,597)	184,629
Receivables due beyond one year, net of allowances	—	57,693	11,518	—	69,211
Preneed funeral receivables and trust investments	—	419,812	9,612	—	429,424
Preneed cemetery receivables and trust investments	—	217,946	7,279	—	225,225
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	364,671	36,117	—	400,788
Property and equipment, at cost	62,387	498,392	44,035	—	604,814
Less accumulated depreciation	48,204	244,808	19,887	—	312,899

Net property and equipment	14,183	253,584	24,148	—	291,915
Deferred income taxes, net	6,313	68,604	6,589	—	81,506
Cemetery perpetual care trust investments	—	241,606	13,570	—	255,176
Other assets	8,934	4,582	1,066	—	14,582
Intercompany receivables	646,490	—	—	(646,490)	—
Equity in subsidiaries	27,394	10,534	—	(37,928)	—

Total assets	$781,473	$1,962,372	$144,210	$(686,015)	$2,202,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$—	$—	$—	$6
Accounts payable, accrued expenses and other current liabilities	13,719	69,342	3,835	—	86,896
Intercompany payables	—	—	1,597	(1,597)	—

Total current liabilities	13,725	69,342	5,432	(1,597)	86,902
Long-term debt, less current maturities	319,819	—	—	—	319,819
Deferred income taxes, net	—	4,711	588	—	5,299
Intercompany payables	—	635,351	11,139	(646,490)	—
Deferred preneed funeral revenue	—	192,867	46,810	—	239,677
Deferred preneed cemetery revenue	—	234,023	28,890	—	262,913
Deferred preneed funeral and cemetery receipts held in trust	—	576,520	8,422	—	584,942
Perpetual care trusts’ corpus	—	239,501	13,563	—	253,064
Other long-term liabilities	18,894	1,495	—	—	20,389

Total liabilities	352,438	1,953,810	114,844	(648,087)	1,773,005

Common stock	86,697	102	376	(478)	86,697
Other	342,312	8,460	28,964	(37,424)	342,312
Accumulated other comprehensive income	26	—	26	(26)	26

Total shareholders’ equity	429,035	8,562	29,366	(37,928)	429,035

Total liabilities and shareholders’ equity	$781,473	$1,962,372	$144,210	$(686,015)	$2,202,040

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,504	$21,458	$4,500	$—	$28,462

Cash flows from investing activities:
Proceeds from sales of marketable securities and release of restricted funds	1,756	—	250	—	2,006
Deposits of restricted funds and purchases of marketable securities	(1,756)	—	(280)	—	(2,036)
Proceeds from sale of assets	—	533	—	—	533
Purchase of subsidiaries and other investments, net of cash acquired	(100)	(3,013)	—	—	(3,113)
Additions to property and equipment	(1,837)	(8,770)	(1,307)	—	(11,914)
Other	—	34	—	—	34

Net cash used in investing activities	(1,937)	(11,216)	(1,337)	—	(14,490)

Cash flows from financing activities:
Repayments of long-term debt	(3)	—	—	—	(3)
Intercompany receivables (payables)	13,921	(11,237)	(2,684)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	626	—	—	—	626
Purchase and retirement of common stock	(11,615)	—	—	—	(11,615)
Dividends	(6,533)	—	—	—	(6,533)
Excess tax benefits from share-based payment arrangements	23	—	—	—	23

Net cash used in financing activities	(3,615)	(11,237)	(2,684)	—	(17,536)

Net increase (decrease) in cash	(3,048)	(995)	479	—	(3,564)
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$59,340	$942	$1,842	$—	$62,124

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible
Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,606	$30,200	$1,890	$—	$35,696

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	10,000
Purchases of marketable securities	—	—	(585)	—	(585)
Proceeds from sale of assets	—	285	—	—	285
Purchase of subsidiaries, net of cash acquired	—	(1,809)	—	—	(1,809)
Additions to property and equipment	(922)	(7,254)	(586)	—	(8,762)
Other	—	54	—	—	54

Net cash provided by (used in) investing activities	9,078	(8,724)	(1,171)	—	(817)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	200,000
Repayments of long-term debt	(194,190)	—	—	—	(194,190)
Intercompany receivables (payables)	25,038	(23,506)	(1,532)	—	—
Debt refinancing costs	(4,910)	—	—	—	(4,910)
Issuance of common stock	1,199	—	—	—	1,199
Purchase and retirement of common stock	(9,387)	—	—	—	(9,387)
Dividends	(5,485)	—	—	—	(5,485)
Excess tax benefits from share based payment arrangements	144	—	—	—	144

Net cash provided by (used in) financing activities	12,409	(23,506)	(1,532)	—	(12,629)

Net increase (decrease) in cash	25,093	(2,030)	(813)	—	22,250
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$73,363	$4,025	$922	$—	$78,310

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12) Acquisitions and Dispositions

Acquisitions

During the six months ended April 30, 2012, the Company acquired a new funeral business for approximately $3,013. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily goodwill of approximately $2,564 and property, plant and equipment of approximately $670) were valued at their estimated fair values. The results of operations for this business, which are considered immaterial, have been included in consolidated results since the acquisition date.

Dispositions

During the three months ended April 30, 2012 and 2011, the Company recorded net losses on dispositions of $11 and $400 in continuing operations, respectively. During the six months ended April 30, 2012 and 2011, the Company recorded net gains (losses) on dispositions of $332 and ($400), respectively. The amount recorded for the six months ended April 30, 2012 includes a $343 net gain on disposition due to the sale of a funeral home.

In April 2012, the Company designated a business as held for sale, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The Company recorded net losses on dispositions of $840 in discontinued operations during the three and six months ended April 30, 2012. The loss from discontinued operations before income taxes for the three months ended April 30, 2012 and 2011 were $1,318 and $259, respectively, and for the six months ended April 30, 2012 and 2011 were $1,685 and $445, respectively.

Goodwill and changes to goodwill by operating segment from October 31, 2011 to April 30, 2012 is presented below:

	October 31, 2011	Changes		April 30, 2012
Funeral	$198,317	$2,546	(1)	$200,863
Cemetery	48,721	—		48,721

Total	$247,038	$2,546		$249,584

(1)	The change is due to the purchase of a funeral home and the sale of a funeral home during the six months ended April 30, 2012.

(13) Consolidated Comprehensive Income

Consolidated comprehensive income for the three and six months ended April 30, 2012 and 2011 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net earnings	$8,736	$9,998	$17,281	$18,042
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($2), ($7), ($4), and ($5), respectively	3	12	8	9
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	17,216	25,900	35,343	42,981
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(17,216)	(25,900)	(35,343)	(42,981)

Total other comprehensive income	3	12	8	9

Total comprehensive income	$8,739	$10,010	$17,289	$18,051

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(14) Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The announcement was made following a comprehensive evaluation to identify Best-in-Class sales practices, additional opportunities to further integrate operations and sales and additional efficiencies realized from the Company’s ongoing continuous improvement initiative. The organizational changes include a restructure of the sales organization and realignment of the Company’s geographic regions and regional management. The new organization reduced the layers of sales management. As a result of the organizational changes the Company has made, as well as the investments made in technology over the last couple of years, the Company has been able to improve processes and procedures allowing for this restructuring and reorganization. As a result, the Company also eliminated approximately 60 positions in its corporate support services. The organizational change was made to improve customers’ experiences by strengthening the relationship between the operations and sales teams, and positioning management closer to the customer. Total expenses related to the organizational restructuring and workforce reduction consist primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The restructuring is expected to be completed during the Company’s fourth quarter of fiscal year 2012. The Company recorded $2,547 in charges related to the restructuring and workforce reduction during the three and six months ended April 30, 2012. These charges are in the “restructuring and other charges” line in the condensed consolidated statements of earnings. As of April 30, 2012, the Company does not expect to incur any additional material costs related to the restructuring. The following table summarizes the activity related to the restructuring liability as of April 30, 2012:

	Employee Termination Costs	Non-cash Asset Impairment and Other Costs	Total
Costs incurred	$986	$1,561	$2,547
Cash payments	(688)	(54)	(742)
Non-cash items	—	(1,236)	(1,236)

Restructuring liability as of April 30, 2012	$298	$271	$569

(15) Long-term Debt

	April 30, 2012	October 31, 2011
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $6,208 and $7,611 as of April 30, 2012 and October 31, 2011, respectively	$80,208	$78,805
3.375% senior convertible notes due 2016, net of unamortized discount of $5,584 and $6,183 as of April 30, 2012 and October 31, 2011, respectively	39,535	38,936
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of April 30, 2012 and October 31, 2011, partially secured by assets of subsidiaries, with maturities through 2022	82	85

Total long-term debt	319,825	317,826
Less current maturities	6	5

	$319,819	$317,821

Fair Value

As of April 30, 2012, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $81,003 and $39,983, respectively, compared to fair values of $85,314 and $44,513, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of April 30, 2012 were $86,416 and

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(15) Long-term Debt—(Continued)

$45,119, respectively. As of April 30, 2012, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $200,542 compared to a fair value of $209,051. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

(16) Income Taxes

Income tax expense for the three and six months ended April 30, 2012 was impacted by $375 and $950, respectively, overall reductions in the tax valuation allowance due to the reduction in the portion of the valuation allowance related to capital losses associated with the Company’s trust portfolio, as a result of the positive performance of the portfolio during those periods.

In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During the six months ended April 30, 2011, the Company recorded a one-time, non-cash charge of $2,915 ($4,484 charge less a federal tax benefit of $1,569) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19,427 at the previously required 39 percent tax rate to approximately $14,943 at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the six months ended April 30, 2011 by $2,915. Income tax expense for the three and six months ended April 30, 2011 was also impacted by $2,525 and $3,437, respectively, overall reductions in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the Company’s trust portfolio, as a result of the positive performance of the portfolio during those periods.

(17) Subsequent Events

As of May 31, 2012, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 4.1 percent, or approximately $34,612, from April 30, 2012.

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

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of April 30, 2012, we owned and operated 218 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2011 Form 10-K.

Financial Summary

During the second quarter of 2012, we maintained our strong balance sheet and generated the highest quarterly revenue and gross profit in four years. Total revenue increased to $132.6 million for the second quarter of 2012, compared to $129.6 million for the prior year period, and total gross profit increased to $29.1 million for the second quarter of 2012, compared to $25.6 million for the prior year period. Our cemetery segment generated a 39.5 percent improvement in cemetery gross profit and a 430 basis point improvement in cemetery gross profit margin compared to the second quarter of 2011. Our funeral segment generated a 2.8 percent improvement in funeral gross profit and a 70 basis point improvement in funeral gross profit margin compared to the second quarter of 2011. Contributing to our improved gross profit are successful results from our cremation initiative and continuing efforts to control our costs. Cemetery property sales increased 9.7 percent, and net preneed funeral sales increased 17.9 percent, compared to the second quarter of 2011. In April 2012, we announced a restructuring of our sales and operations, as well as a reduction in workforce. Once completely implemented, we expect these changes to result in more than $10 million in total annual savings and result in improved customer and employee satisfaction, leading to improved sales and margins. For additional information, see Note 14 to the condensed consolidated financial statements included in Item 1. Purchases of Class A common stock under our share repurchase program have resulted in a 5 percent decrease in total shares outstanding in the last twelve months, and in March 2012, we announced a 14 percent increase in our quarterly dividend to $.04 per share.

We reported net earnings of $8.7 million, earnings from continuing operations of $9.6 million, or $.11 per share, total revenue of $132.6 million and total gross profit of $29.1 million for the second quarter of 2012. Our earnings from continuing operations for the second quarter of 2012 included a $2.5 million ($1.6 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce. In addition, during the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $0.9 million. For the second quarter of 2011, we reported net earnings of $10.0 million, earnings from continuing operations of $10.2 million, or $.11 per share, total revenue of $129.6 million and total gross profit of $25.6 million. Our earnings from continuing operations for the second quarter of 2011 included a $1.8 million ($1.1 million after-tax) charge for the early extinguishment of debt as a result of the refinancing of our senior notes and revolving credit facility in April 2011.

Cemetery revenue improved $3.2 million, or 5.6 percent, to $59.9 million for the quarter ended April 30, 2012. This increase is primarily due to a $2.5 million, or 9.7 percent, improvement in cemetery property sales, coupled with a $0.9 million improvement in revenue related to trust activities and a $0.4 million improvement in the reserve for cancellations. We generated $72.7 million in funeral revenue during the second quarter of 2012, a $0.2 million decline from the second quarter of 2011. This decrease is primarily attributable to a 2.7 percent decline in same-store funeral services performed, which we believe compares favorably with industry-wide data in our markets. The decline in funeral services was partially offset by a 0.8 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $0.7 million, or 17.6 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. Our net preneed funeral sales increased 17.9 percent during the second quarter of 2012 compared to the second quarter of 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Cemetery gross profit increased $3.0 million, or 39.5 percent, to $10.6 million for the second quarter of 2012 and funeral gross profit increased $0.5 million, or 2.8 percent, to $18.5 million for the second quarter of 2012, due to our continuing focus on effectively controlling our costs. Cemetery gross profit margin increased 430 basis points to 17.7 percent for the second quarter of 2012, while funeral gross profit margin increased 70 basis points to 25.4 percent for the second quarter of 2012.

For the first six months of fiscal year 2012, we reported net earnings of $17.3 million, earnings from continuing operations of $18.5 million, or $.21 per share, total revenue of $257.5 million and total gross profit of $54.6 million. Our earnings from continuing operations for the first six months of 2012 include a $2.5 million ($1.6 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce. In addition, during the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $1.2 million. For the first six months of 2011, we reported net earnings of $18.1 million, earnings from continuing operations of $18.4 million, or $.20 per share, total revenue of $259.0 million and total gross profit of $54.0 million. Our earnings from continuing operations for the first six months of 2011 included a $1.8 million ($1.1 million after-tax) charge for the early extinguishment of debt as a result of the refinancing of our senior notes and revolving credit facility in April 2011.

Cemetery revenue improved $0.6 million, or 0.5 percent, to $112.7 million for the six months ended April 30, 2012. Cemetery property sales improved $3.3 million, or 6.9 percent compared to the first six months of 2011. In addition, we experienced a $1.8 million increase in revenue related to trust activities. These improvements were partially offset by a decline in finance charges as a result of reduced interest rates in this low interest rate environment, coupled with a $4.6 million decline in construction on various cemetery projects and in cemetery property revenue due to revenue recognition requirements for cemetery property sales. We generated $144.8 million in funeral revenue during the first six months of 2012, a $2.1 million decline from the same period of 2011. We experienced a 3.6 percent decline in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets. The decline in funeral services was partially offset by a 1.0 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $1.1 million, or 14.2 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. Our net preneed funeral sales increased 17.5 percent during the first six months of 2012 compared to the same period of 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Cemetery gross profit increased $1.8 million, or 11.6 percent, to $17.3 million for the first half of fiscal 2012, primarily due to our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 160 basis points to 15.4 percent for the first six months of 2012. Funeral gross profit declined $1.2 million, or 3.1 percent, to $37.3 million for six months ended April 30, 2012, primarily due to the decline in funeral revenue. Funeral gross profit margin decreased 40 basis points to 25.8 percent for the first six months of fiscal year 2012.

During the first six months of 2012, we repurchased 1.9 million shares of our outstanding Class A common stock for $11.6 million. As of April 30, 2012, we had $32.2 million remaining under the $125.0 million program authorized by the Board of Directors. As a result of our stock repurchase program, our weighted average diluted shares outstanding decreased to 86.9 million shares for the six months ended April 30, 2012 compared to 91.1 million shares for the same period of 2011, which yielded a positive impact on our earnings per share.

Cash flow provided by operating activities for the first six months of 2012 was $28.5 million compared to $35.7 million for the same period of last year. During the first six months of 2012, we invested $11.0 million in several cemetery inventory development projects compared to $7.7 million in the same period of last year. This spending includes a $5.2 million investment in our cremation inventory development projects during the first six months of fiscal 2012, or a $3.9 million increase over the same period of last year. In addition, we experienced a change in working capital during the first six months of 2012, partly driven by a $5.0 million change in receivables due in part to improved preneed funeral and cemetery property sales, which are typically financed.

We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 16 cremation projects, and we currently have 13 projects either under construction or expected to begin construction this year and approximately 19 additional projects currently under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend approximately $12 million by the end of the fiscal year. For the first six months ended April 30, 2012, we have spent $5.2 million in our cremation inventory development projects, compared to spending $1.3 million during the first six months of 2011. Cemetery cremation sales improved 28 percent during the first half of 2012 compared to the same period of last year, highlighting the positive returns of our ongoing cremation initiative.

Supplemental Trust Portfolio Information

During the second quarter of fiscal year 2012, we continued to experience positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 3.7 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 4.0 percent. As of April 30, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $847.2 million, an improvement of 5.3 percent, or $42.6 million, from October 31, 2011.

As of April 30, 2012 and October 31, 2011, the fair market values of the investments in our preneed trusts were $75.5 million and $101.1 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of April 30, 2012 and October 31, 2011, the fair market values of our investments were $21.0 million and $30.7 million, respectively, lower than our cost basis.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of April 30, 2012 and October 31, 2011, we had $184.4 million and $179.0 million, respectively, in trust earnings, net of losses that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

As of May 31, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts declined 4.1 percent, or approximately $34.6 million from April 30, 2012, which is consistent with the decline in the overall financial markets.

The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2011 Form 10-K. The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of April 30, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$262.7	44%	$117.3	46%
Financial Services	$66.6	11%	$45.0	18%
Information Technology	$57.9	10%	$13.1	5%

Issuer specific investments in the financial services sector represent $66.6 million of the fair market value of our preneed trust portfolio as of April 30, 2012, of which 59 percent related to investments in preferred stock, 24 percent related to common stock and 17 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $45.0 million of the fair market value of our cemetery perpetual care trust portfolio as of April 30, 2012, of which 69 percent related to investments in preferred stock, 23 percent related to fixed-income securities and 8 percent related to common stock.

The following table presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of April 30, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Financial Services	$5.0	6%	$3.5	13%
Information Technology	$26.6	31%	$6.8	25%

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

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2012 and October 31, 2011, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12.1 million and $12.0 million, respectively. We recorded an additional $0.6 million and $0.1 million for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the six months ended April 30, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is primarily related to the bankruptcy of Eastman Kodak.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in Item 1.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the quarter ended April 30, 2012	3.7%	4.0%
For the last six months ended April 30, 2012	8.0%	8.0%
For the last three years ended April 30, 2012	14.9%	16.3%
For the last five years ended April 30, 2012	1.6%	3.3%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

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

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Funeral Operations

	Three Months Ended April 30,
	2012	2011	Increase (Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$68.6	$68.6	$—
Corporate Trust Management (1)	4.1	4.3	(.2)

Total Funeral Revenue	$72.7	$72.9	$(.2)

Funeral Costs:
Funeral Home Locations	$54.0	$54.7	$(.7)
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.2	$54.9	$(.7)

Funeral Gross Profit:
Funeral Home Locations	$14.6	$13.9	$.7
Corporate Trust Management (1)	3.9	4.1	(.2)

Total Funeral Gross Profit	$18.5	$18.0	$.5

Same-Store Analysis for the Three Months Ended April 30, 2012 and 2011

Change in Average Revenue Per Funeral Service		Change in Same-Store Funeral Services	Same-Store Cremation Rate
			2012	2011
0.8	% (1)	(2.7)%	42.4%	43.1%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2012 and 2011 were $1.4 million and $1.2 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended April 30, 2012 and 2011 were $2.7 million and $3.1 million, respectively.

Funeral revenue decreased $0.2 million, or 0.3 percent, to $72.7 million in the second quarter of 2012 from $72.9 million in the second quarter of 2011. During the second quarter of 2012, we experienced a 2.7 percent decline in same-store funeral services performed, which we believe compares favorably with industry-wide data in our markets. This decrease was partially offset by a 0.8 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $0.7 million, or 17.6 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. The cremation rate for our same-store operations was 42.4 percent for the second quarter of 2012 compared to 43.1 percent for the second quarter of 2011.

Funeral gross profit increased $0.5 million, or 2.8 percent, to $18.5 million for the second quarter of 2012 compared to $18.0 million for the same period of 2011, primarily due to our continuing focus on effectively controlling our costs. Funeral gross profit margin improved 70 basis points to 25.4 percent for the second quarter of 2012 from 24.7 percent for the second quarter of 2011.

Cemetery Operations

	Three Months Ended April 30,
	2012	2011	Increase
	(In millions)
Cemetery Revenue:
Cemetery Locations	$57.4	$54.5	$2.9
Corporate Trust Management (1)	2.5	2.2	.3

Total Cemetery Revenue	$59.9	$56.7	$3.2

Cemetery Costs:
Cemetery Locations	$49.1	$48.9	$.2
Corporate Trust Management (1)	.2	.2	—

Total Cemetery Costs	$49.3	$49.1	$.2

Cemetery Gross Profit:
Cemetery Locations	$8.3	$5.6	$2.7
Corporate Trust Management (1)	2.3	2.0	.3

Total Cemetery Gross Profit	$10.6	$7.6	$3.0

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2012 and 2011 were $1.6 million and $1.3 million, respectively, and cemetery trust earnings included in cemetery revenue for both the three months ended April 30, 2012 and 2011 were $0.9 million. Perpetual care trust earnings were $2.3 million and $1.7 million for the three months ended April 30, 2012 and 2011, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $3.2 million, or 5.6 percent, to $59.9 million for the second quarter of 2012 primarily due to a $2.5 million, or 9.7 percent, improvement in cemetery property sales, coupled with a $0.9 million improvement in revenue related to trust activities and a $0.4 million improvement in the reserve for cancellations.

Cemetery gross profit increased $3.0 million, or 39.5 percent, to $10.6 million for the second quarter of 2012, primarily due to the increase in cemetery revenue, as previously noted and our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 430 basis points to 17.7 percent for the second quarter of 2012 from 13.4 percent for the same period of 2011.

Other

We recorded $2.5 million in restructuring and other charges during the second quarter of 2012. This charge was primarily related to separation pay, termination benefits and a non-cash asset impairment, due in part to the restructuring of the sales and operations of the organization, as well as a reduction in workforce associated with our ongoing continuous improvement initiative.

As a result of the refinancing of our senior notes and revolving credit facility in April 2011, we recorded a $1.8 million charge for the early extinguishment of debt.

The effective tax rate for continuing operations for the quarter ended April 30, 2012 was 35.9 percent compared to 15.7 percent for the same period in 2011. The reduced rate in the second quarter of 2011 is primarily due to a $2.5 million tax benefit resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio. In the second quarter of 2012, we recorded a tax benefit of $0.4 million resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio.

During the second quarter of 2012, we repurchased 0.6 million shares of our outstanding Class A common stock for $3.8 million.

During the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $0.9 million.

Preneed Sales into the Backlog

Net preneed funeral sales increased 17.9 percent during the second quarter of 2012 compared to the corresponding period in 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $42.3 million in net preneed funeral and cemetery merchandise and services sales (including $21.6 million related to insurance-funded preneed funeral contracts) during the second quarter of 2012 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $37.8 million (including $19.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2011. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

Funeral Operations

	Six Months Ended April 30,
	2012	2011	(Decrease)
	(In millions)
Funeral Revenue:
Funeral Home Locations	$136.5	$138.5	$(2.0)
Corporate Trust Management (1)	8.3	8.4	(.1)

Total Funeral Revenue	$144.8	$146.9	$(2.1)

Funeral Costs:
Funeral Home Locations	$107.1	$108.0	$(0.9)
Corporate Trust Management (1)	.4	.4	—

Total Funeral Costs	$107.5	$108.4	$(0.9)

Funeral Gross Profit:
Funeral Home Locations	$29.4	$30.5	$(1.1)
Corporate Trust Management (1)	7.9	8.0	(.1)

Total Funeral Gross Profit	$37.3	$38.5	$(1.2)

Same-Store Analysis for the Six Months Ended April 30, 2012 and 2011

Change in Average Revenue Per Funeral Service		Change in Same-Store Funeral Services	Same-Store Cremation Rate
			2012	2011
1.0	% (1)	(3.6)%	42.8%	42.3%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2012 and 2011 were $2.7 million and $2.4 million, respectively. Funeral trust earnings recognized in funeral revenue for the six months ended April 30, 2012 and 2011 were $5.6 million and $6.0 million, respectively.

Funeral revenue decreased $2.1 million, or 1.4 percent, to $144.8 million for the first half of fiscal 2012 from $146.9 million in the same period of 2011. This decrease is primarily due to a 3.6 percent decrease in same-store funeral services, which we believe is generally consistent with industry-wide data in our markets. This decrease was partially offset by a 1.0 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $1.1 million, or 14.2 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. The cremation rate for our same-store operations was 42.8 percent for the six months ended April 30, 2012 compared to 42.3 percent for the same period in 2011.

Funeral gross profit decreased $1.2 million, or 3.1 percent, to $37.3 million for the first half of fiscal 2012 compared to $38.5 million for the same period of 2011, primarily due to the decrease in revenue, as previously noted. Funeral gross profit margin declined 40 basis points to 25.8 percent for the six months ended April 30, 2012 from 26.2 percent for the same period of 2011.

Cemetery Operations

	Six Months Ended April 30,
	2012	2011	Increase (Decrease)
	(In millions)
Cemetery Revenue:
Cemetery Locations	$107.9	$107.8	$.1
Corporate Trust Management (1)	4.8	4.3	.5

Total Cemetery Revenue	$112.7	$112.1	$.6

Cemetery Costs:
Cemetery Locations	$95.0	$96.1	$(1.1)
Corporate Trust Management (1)	.4	.5	(.1)

Total Cemetery Costs	$95.4	$96.6	$(1.2)

Cemetery Gross Profit:
Cemetery Locations	$12.9	$11.7	$1.2
Corporate Trust Management (1)	4.4	3.8	.6

Total Cemetery Gross Profit	$17.3	$15.5	$1.8

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2012 and 2011 were $3.1 million and $2.7 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the six months ended April 30, 2012 and 2011 were $1.7 million and $1.6 million, respectively. Perpetual care trust earnings were $5.3 million and $4.0 million for the six months ended April 30, 2012 and 2011, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $0.6 million, or 0.5 percent, to $112.7 million for the six months ended April 30, 2012 from $112.1 million for the six months ended April 30, 2011. Cemetery property sales improved $3.3 million, or 6.9 percent, compared to the first six months of 2011. In addition, we experienced a $1.8 million increase in revenue related to trust activities. These improvements were partially offset by a decline in finance charges as a result of reduced interest rates in this low interest rate environment, coupled with a $4.6 million decline in construction on various cemetery projects and in cemetery property revenue due to revenue recognition requirements for cemetery property sales.

Cemetery gross profit increased $1.8 million, or 11.6 percent, to $17.3 million for the first half of fiscal 2012 compared to $15.5 million for the same period of 2011. The increase in cemetery gross profit is primarily due to the increase in revenue, as previously noted, coupled with our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 160 basis points to 15.4 percent for the six months ended April 30, 2012 from 13.8 percent for the same period of 2011.

Other

We recorded $2.5 million in restructuring and other charges during the first six months of 2012. This charge was primarily related to separation pay, termination benefits and a non-cash asset impairment, due to the restructuring of the sales and operations of the organization, as well as a reduction in workforce associated with our ongoing continuous improvement initiative.

As a result of the refinancing of our senior notes and revolving credit facility in April 2011, we recorded a $1.8 million charge for the early extinguishment of debt.

The effective tax rate for continuing operations for the six months ended April 30, 2012 was 35.0 percent compared to 35.6 percent for the same period in 2011. For the six months ended April 30, 2012, we recorded a benefit of $1.0 million resulting from a reduction in the valuation allowance for capital losses, associated with the continued positive performance of our trust portfolio. During the six months ended April 30, 2011, we recorded a $3.4 million tax benefit primarily related to the reduction in the valuation allowance for capital losses, associated with the favorable performance of our trust portfolio. This benefit was partially offset by a $2.9 million one-time, non-cash charge to income tax expense, as a result of the revaluation of our Puerto Rican deferred tax assets due to a change in Puerto Rican tax legislation. For additional information, see Note 17 to the consolidated financial statements in our 2011 Form 10-K.

During the six months ended April 30, 2012, we acquired a new funeral business. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. The results of operations for this business, which are considered immaterial, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the condensed consolidated financial statements included in Item 1.

During the first six months of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $1.2 million.

During the first six months of 2012, we repurchased 1.9 million shares of our Class A common stock for $11.6 million under our stock repurchase program. As of April 30, 2012, we had $32.2 million remaining under the $125.0 million program authorized by the Board of Directors.

Our weighted average diluted shares outstanding decreased to 86.9 million shares for the six months ended April 30, 2012 compared to 91.1 million shares for the same period of 2011. The decrease is primarily due to our stock repurchase program, which has yielded a positive impact on our earnings per share.

Cash and cash equivalents decreased $3.6 million from October 31, 2011 to April 30, 2012 primarily due to $11.9 million in additions to property, plant and equipment, $11.6 million in purchases made under our stock repurchase program and $6.5 million of dividends paid, partially offset by an increase in cash provided by operations. Prepaid expenses increased $3.0 million from October 31, 2011 to April 30, 2012 primarily due to annual premiums paid in the first quarter of fiscal year 2012 for property, general liability and other insurance. Current deferred income taxes decreased $8.5 million from October 31, 2011 to April 30, 2012 primarily due to the utilization of net operating losses. Goodwill increased $2.5 million from October 31, 2011 to April 30, 2012 due to an acquisition made in the second quarter of 2012. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the six months ended April 30, 2012. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Accrued payroll decreased $2.6 million from October 31, 2011 to April 30, 2012 primarily due to fiscal year 2011 incentive compensation paid in the first quarter of 2012. Other current liabilities decreased $1.1 million from October 31, 2011 to April 30, 2012 primarily due to the timing of the payment of our property taxes, which are typically paid at the end of the calendar year.

Preneed Sales into the Backlog

Net preneed funeral sales increased 17.5 percent during the six months ended April 30, 2012 compared to the corresponding period in 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $76.9 million in net preneed funeral and cemetery merchandise and services sales (including $38.7 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2012 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $68.2 million (including $36.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2011. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

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

As of April 30, 2012, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $23.5 million Florida bond, was $125.7 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of April 30, 2012, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one-half cents per share to four cents per share. Dividends amounted to $6.5 million for the six months ended April 30, 2012 compared to $5.5 million during the same period in fiscal year 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 1.9 million shares of our Class A common stock for approximately $11.6 million during the six months ended April 30, 2012. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory including cremation projects, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 16 cremation projects, and we currently have 13 projects either under construction or expected to begin construction this year and approximately 19 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend approximately $12 million by the end of the fiscal year. Through the six months ended April 30, 2012, we have spent $5.2 million to develop our cremation inventory projects. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. We are also continuing to look at ways to improve our organization and cost structure.

We are continuing to review all of our tax accounting methods to determine opportunities to improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 and 2010. Based on the currently approved changes, we expect to have federal net operating losses available to us through most of fiscal year 2012 which will allow us to have nominal federal cash taxes in fiscal year 2012, but we expect to become a normalized federal cash tax payer in fiscal year 2013.

Cash Flow

Cash flow provided by operating activities for the first six months of fiscal year 2012 was $28.5 million compared to $35.7 million for the same period of last year. During the first six months of fiscal year 2012, we invested $11.0 million in several cemetery inventory development projects, compared to $7.7 million for the same period of last year. This spending includes a $5.2 million investment in our cremation inventory development projects during the first six months of fiscal 2012, or a $3.9 million increase over the same period of last year. In addition, we experienced a change in working capital during the first six months of fiscal year 2012, partly driven by a $5.0 million change in receivables due in part to improved preneed funeral and cemetery property sales, which are typically financed.

Our investing activities resulted in a net cash outflow of $14.5 million for the six months ended April 30, 2012, compared to a net cash outflow of $0.8 million for the comparable period in 2011. The change is primarily due to a $9.4 million net change related to purchases and sales of certificates of deposit and marketable securities. For the six months ended April 30, 2012, capital expenditures amounted to $11.9 million, which included $7.8 million for maintenance capital expenditures, $1.3 million for the construction of new funeral homes, $1.1 million related to the implementation of new business systems and $1.7 million for the purchase of land and a new building for an existing business. For the six months ended April 30, 2011, capital expenditures were $8.8 million, which included $7.2 million for maintenance capital expenditures, $1.0 million for the construction of new funeral homes and $0.6 million related to the implementation of new business systems. During the six months ended April 30, 2012, the Company purchased a funeral business resulting in a net cash outflow of $3.0 million compared to $1.8 million for the purchase of a funeral and cemetery business during the six months ended April 30, 2011.

Our financing activities resulted in a net cash outflow of $17.5 million for the six months ended April 30, 2012, compared to a net cash outflow of $12.6 million for the comparable period in 2011. Stock repurchases during the six months ended April 30, 2012 amounted to $11.6 million compared to $9.4 million in the same period of 2011. Dividends paid increased from $5.5 million in the first half of fiscal year 2011 to $6.5 million in the first half of fiscal year 2012. In the second quarter of fiscal year 2012, we increased our quarterly cash dividend from three and one-half cents per share to four cents per share. In April 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased $194.2 million of 6.25 percent senior notes due 2013, which resulted in net debt proceeds of $5.8 million. We also paid $4.9 million in debt refinancing costs during the six months ended April 30, 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	111.1	17.2	33.1	28.3	32.5
Operating and capital lease obligations (3)	32.4	3.0	8.8	5.8	14.8
Non-competition and other agreements (4)	1.3	.2	.5	.4	.2

Total	$476.4	$20.4	$128.8	$79.6	$247.6

(1)

As of April 30, 2012, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 19 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. In the first quarter of 2012, we entered into a capital lease for equipment with a three-year term for approximately $0.6 million. In the second quarter of 2012, we entered into a capital lease for equipment with a 1 year term for approximately $0.1 million. Our future minimum lease payments as of April 30, 2012 are $3.0 million, $4.9 million, $3.9 million, $3.2 million, $2.6 million and $14.8 million for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of April 30, 2012.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$12.1	$12.1	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.6	$12.1	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.1 million as of April 30, 2012. As of April 30, 2012, we had net unrealized losses of $28.3 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $1.6 million; no charge has been recorded for these amounts as of April 30, 2012.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of April 30, 2012, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of April 30, 2012 consist of the following items:

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

Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2011 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2011. There have been no material changes in the Company’s market risk from that disclosed in our 2011 Form 10-K. For a discussion of fair market value as of April 30, 2012 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
February 1, 2012 through February 29, 2012	380,358	$6.32	380,358	$33,538,647
March 1, 2012 through March 31, 2012	100,000	$5.79	100,000	$32,959,497
April 1, 2012 through April 30, 2012	126,450	$6.05	126,450	$32,194,032

Total	606,808	$6.18	606,808	$32,194,032

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of April 30, 2012, we had repurchased 13.8 million shares for $92.8 million at an average price of $6.71 per share since the inception of the program in 2007.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 6, 2012	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Senior Vice President, Chief Financial Officer and Treasurer

June 6, 2012	/s/ ANGELA M. LACOUR
Angela M. Lacour
Senior Vice President of Finance and Chief Accounting Officer

Exhibit Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.