Form 10-Q
period 2012-07-31
STEWART ENTERPRISES INC
filed 2012-09-05
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

or

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

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2012, was 81,828,448 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2012	2011
Revenues:
Funeral	$68,883	$68,761
Cemetery	60,356	55,596

	129,239	124,357

Costs and expenses:
Funeral	53,128	54,380
Cemetery	49,125	48,225

	102,253	102,605

Gross profit	26,986	21,752
Corporate general and administrative expenses	(7,326)	(6,704)
Restructuring and other charges	(305)	—
Hurricane related recoveries, net	—	12,349
Net gain on dispositions	—	11
Other operating income, net	191	512

Operating earnings	19,546	27,920
Interest expense	(5,873)	(5,500)
Loss on early extinguishment of debt	—	(73)
Investment and other income, net	57	30

Earnings from continuing operations before income taxes	13,730	22,377
Income taxes	3,834	10,146

Earnings from continuing operations	9,896	12,231

Discontinued operations:
Loss from discontinued operations before income taxes	(380)	(365)
Income tax benefit	(122)	(120)

Loss from discontinued operations	(258)	(245)

Net earnings	$9,638	$11,986

Basic earnings per common share:
Earnings from continuing operations	$.11	$.13
Loss from discontinued operations	—	—

Net earnings	$.11	$.13

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.13
Loss from discontinued operations	—	—

Net earnings	$.11	$.13

Weighted average common shares outstanding (in thousands):
Basic	85,798	90,182

Diluted	86,178	90,741

Dividends declared per common share	$.040	$.035

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2012	2011
Revenues:
Funeral	$213,646	$215,601
Cemetery	173,015	167,685

	386,661	383,286

Costs and expenses:
Funeral	160,685	162,784
Cemetery	144,456	144,754

	305,141	307,538

Gross profit	81,520	75,748
Corporate general and administrative expenses	(20,264)	(19,548)
Restructuring and other charges	(2,852)	—
Hurricane related recoveries, net	—	12,245
Net gain (loss) on dispositions	332	(389)
Other operating income, net	773	1,193

Operating earnings	59,509	69,249
Interest expense	(17,544)	(16,968)
Loss on early extinguishment of debt	—	(1,884)
Investment and other income, net	148	394

Earnings from continuing operations before income taxes	42,113	50,791
Income taxes	13,773	20,262

Earnings from continuing operations	28,340	30,529

Discontinued operations:
Loss from discontinued operations before income taxes	(2,065)	(810)
Income tax benefit	(644)	(309)

Loss from discontinued operations	(1,421)	(501)

Net earnings	$26,919	$30,028

Basic earnings per common share:
Earnings from continuing operations	$.32	$.33
Loss from discontinued operations	(.01)	—

Net earnings	$.31	$.33

Diluted earnings per common share:
Earnings from continuing operations	$.32	$.33
Loss from discontinued operations	(.01)	—

Net earnings	$.31	$.33

Weighted average common shares outstanding (in thousands):
Basic	86,295	90,497

Diluted	86,619	91,058

Dividends declared per common share	$.115	$.095

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	July 31, 2012	October 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$78,077	$65,688
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	727	662
Receivables, net of allowances	50,379	49,146
Inventories	36,384	35,859
Prepaid expenses	6,220	5,055
Deferred income taxes, net	17,624	29,768

Total current assets	195,661	192,428
Receivables due beyond one year, net of allowances	70,929	67,979
Preneed funeral receivables and trust investments	428,604	409,296
Preneed cemetery receivables and trust investments	220,629	216,582
Goodwill	249,584	247,038
Cemetery property, at cost	400,697	396,014
Property and equipment, at cost:
Land	47,652	46,538
Buildings	356,651	353,688
Equipment and other	203,022	197,766

	607,325	597,992
Less accumulated depreciation	318,258	305,708

Net property and equipment	289,067	292,284
Deferred income taxes, net	85,110	79,793
Cemetery perpetual care trust investments	259,440	240,392
Other assets	14,153	15,292

Total assets	$2,213,874	$2,157,098

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	July 31, 2012	October 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$5
Accounts payable and accrued expenses	21,539	24,547
Accrued payroll and other benefits	19,417	18,181
Accrued insurance	22,452	22,398
Accrued interest	4,310	2,129
Estimated obligation to fund cemetery perpetual care trust	12,064	12,017
Other current liabilities	9,733	10,013
Income taxes payable	4,074	1,173

Total current liabilities	93,595	90,463
Long-term debt, less current maturities	320,850	317,821
Deferred income taxes, net	5,509	5,104
Deferred preneed funeral revenue	240,648	240,286
Deferred preneed cemetery revenue	265,635	259,237
Deferred preneed funeral and cemetery receipts held in trust	580,147	558,194
Perpetual care trusts’ corpus	257,706	238,980
Other long-term liabilities	20,427	19,337

Total liabilities	1,784,517	1,729,422

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 82,281,197 and 84,421,416 shares at July 31, 2012 and October 31, 2011, respectively	82,281	84,421
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2012 and October 31, 2011; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	492,153	515,274
Accumulated deficit	(148,673)	(175,592)
Accumulated other comprehensive income:
Unrealized appreciation of investments	41	18

Total accumulated other comprehensive income	41	18

Total shareholders’ equity	429,357	427,676

Total liabilities and shareholders’ equity	$2,213,874	$2,157,098

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation of Investments	Total Shareholders’ Equity
Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676

Comprehensive income:
Net earnings	—	—	26,919	—	26,919

Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($13)	—	—	—	23	23

Total other comprehensive income	—	—	—	23	23

Total comprehensive income	—	—	26,919	23	26,942

Restricted stock activity	407	677	—	—	1,084
Issuance of common stock	109	545	—	—	654
Stock options exercised	287	929	—	—	1,216
Stock option expense	—	1,076	—	—	1,076
Tax benefit associated with stock activity	—	(261)	—	—	(261)
Purchase and retirement of common stock	(2,943)	(16,132)	—	—	(19,075)
Dividends ($.115 per share)	—	(9,955)	—	—	(9,955)

Balance July 31, 2012	$85,836	$492,153	$(148,673)	$41	$429,357

(1)

Amount includes 82,281 and 84,421 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2012 and October 31, 2011, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$26,919	$30,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss on dispositions	539	389
Loss on early extinguishment of debt	—	1,884
Non-cash restructuring charge	1,236	—
Premiums paid on early extinguishment of debt	—	(850)
Depreciation and amortization	19,859	20,308
Non-cash interest and amortization of discount on senior convertible notes	4,127	3,957
Provision for doubtful accounts	3,041	3,859
Share-based compensation	2,630	2,275
Excess tax benefits from share-based payment arrangements	(23)	(154)
Provision for deferred income taxes	6,935	16,566
Estimated obligation to fund cemetery perpetual care trust	567	72
Other	90	(206)
Changes in assets and liabilities:
Increase in receivables	(7,380)	(14,014)
Increase in prepaid expenses	(1,165)	(1,359)
Increase in inventories and cemetery property	(5,636)	(2,844)
Federal income tax refunds	—	1,698
Increase (decrease) in accounts payable and accrued expenses	1,307	(2,029)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	1,703	4,683
Increase (decrease) in deferred preneed funeral revenue	503	(4,082)
Decrease in deferred preneed funeral receipts held in trust	(2,959)	(1,098)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	409	(5,342)
Increase (decrease) in deferred preneed cemetery revenue	6,398	(1,503)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(695)	8,959
Increase (decrease) in other	334	(730)

Net cash provided by operating activities	58,739	60,467

Cash flows from investing activities:
Proceeds from sales of certificates of deposit and marketable securities and release of restricted funds	2,006	10,000
Deposits of restricted funds and purchases of restricted cash equivalents and marketable securities	(2,036)	(6,912)
Proceeds from sale of assets	533	332
Purchase of subsidiaries and other investments, net of cash acquired	(3,113)	(9,110)
Additions to property and equipment	(16,215)	(15,688)
Other	87	103

Net cash used in investing activities	(18,738)	(21,275)

Cash flows from financing activities:
Proceeds of long term debt	—	200,000
Repayments of long-term debt	(4)	(200,004)
Debt refinancing costs	(34)	(5,933)
Issuance of common stock	1,433	1,386
Purchase and retirement of common stock	(19,075)	(15,622)
Dividends	(9,955)	(8,662)
Excess tax benefits from share-based payment arrangements	23	154

Net cash used in financing activities	(27,612)	(28,681)

Net increase in cash	12,389	10,511
Cash and cash equivalents, beginning of period	65,688	56,060

Cash and cash equivalents, end of period	$78,077	$66,571

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$2,542	$2,215
Interest	$11,452	$13,613
Non-cash investing and financing activities:
Issuance of common stock to directors	$437	$456
Issuance of restricted stock, net of forfeitures	$1,084	$924

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation

(a)	The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2012, the Company owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)	Interim Disclosures

The information as of July 31, 2012, and for the three and nine months ended July 31, 2012 and 2011, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”).

The October 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2011 Form 10-K.

The results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2012.

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

The Company has share-based compensation plans, which are described in more detail in Note 18 to the consolidated financial statements in the Company’s 2011 Form 10-K. Stock option expense is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $358 and $281 for the three months ended July 31, 2012 and 2011, respectively, and $1,076 and $842 for the nine months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, there was $3,305 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 2.8 years. Total stock option expense for fiscal year 2012 is expected to be $1,385. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $385 and $333 for the three months ended July 31, 2012 and 2011,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

respectively, and $1,117 and $977 for the nine months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, there was $1,311 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2012 is expected to be $1,539.

During the nine months ended July 31, 2012, the Company issued 67,853 shares of Class A common stock and paid approximately $133 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $437 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2012. During the nine months ended July 31, 2011, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $456 and was recorded in corporate general and administrative expenses during the first quarter of fiscal year 2011. Each of the shares issued has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Company’s Board of Directors.

The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2012:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,215,000	$6.26	Equal one-fourth portions over 4 years	Service condition

Restricted stock	449,500	$6.26	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2012 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2012: expected dividend yield of 2.2 percent; expected volatility of 37.8 percent; risk-free interest rate of 1.5 percent; and an expected term of 6.3 years. During the nine months ended July 31, 2012, the Company granted 449,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2012, 2013 and 2014. The Company records the expense over the requisite service period.

(f)	Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

On September 19, 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. During the nine months ended July 31, 2012, the Company repurchased 2,942,840 shares of its Class A common stock for $18,994 at an average price of $6.45 per share. As of July 31, 2012, the Company has repurchased 14,844,763 shares of its Class A common stock since the start of the program for $100,235 at an average price of $6.75 per share and has $24,765 still authorized under this program.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

(g)	Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, June 2011 and March 2012, the Company announced that it had increased its quarterly dividend rate by one half cent per share. Effective March 2012, the quarterly dividend rate is four cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the nine months ended July 31, 2012, and 2011, the Company paid $9,955 and $8,662, respectively, in dividends.

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

As of July 31, 2012 and October 31, 2011, the Company’s receivables and related allowances were as follows:

	Receivables as of July 31, 2012	Receivables as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$8,651	$8,317
Current receivables – other	45,777	45,455
Receivables, due beyond one year – other	76,234	75,097
Preneed funeral receivables	44,069	43,457
Preneed cemetery receivables	29,057	30,270

Total	$203,788	$202,596

Total current receivables	54,428	53,772
Total noncurrent receivables	149,360	148,824

Total	$203,788	$202,596

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts and Cancellations as of July 31, 2012	Allowance for Doubtful Accounts and Cancellations as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral and other	$(4,049)	$(4,626)
Receivables, due beyond one year – other	(5,305)	(7,118)
Preneed funeral receivables	(10,728)	(11,359)
Preneed cemetery receivables	(2,138)	(3,366)

Total	$(22,220)	$(26,469)

Total current receivables	(4,049)	(4,626)
Total noncurrent receivables	(18,171)	(21,843)

Total	$(22,220)	$(26,469)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – July 31, 2012
Current receivables – at-need funeral and other	$4,626	1,316	(1,893)	$4,049
Receivables, due beyond one year – other	7,118	1,725	(3,538)	5,305

	$11,744	3,041	(5,431)	$9,354

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2010	Charged to costs and expenses	Write-offs	Balance – July 31, 2011
Current receivables – at-need funeral and other	$5,738	1,568	(2,013)	$5,293
Receivables, due beyond one year – other	8,324	2,291	(2,883)	7,732

	$14,062	3,859	(4,896)	$13,025

The Company establishes allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of July 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$5,045	$1,215	$450	$1,941	$8,651
Receivables – other	104,096	4,156	2,147	11,612	122,011
Preneed funeral receivables	31,817	867	370	11,015	44,069
Preneed cemetery receivables	24,943	1,036	519	2,559	29,057

	$165,901	$7,274	$3,486	$27,127	$203,788

(i)	Reclassifications

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

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite- lived intangible assets. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, which corresponds to the Company’s first fiscal quarter beginning November 1, 2013. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

(3)	Preneed Funeral Activities

The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2012 and October 31, 2011 are as follows:

	July 31, 2012	October 31, 2011
Trust assets	$395,263	$377,198
Receivables from customers	44,069	43,457

	439,332	420,655
Allowance for cancellations	(10,728)	(11,359)

Preneed funeral receivables and trust investments	$428,604	$409,296

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2012 are detailed below.

	July 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$23,131	$—	$—	$23,131
U.S. Government, agencies and municipalities	1,658	87	—	1,745
Corporate bonds	20,064	1,592	(1)	21,655
Preferred stocks	34,896	641	(671)	34,866
Common stocks	200,896	3,152	(43,071)	160,977
Mutual funds:
Equity	19,249	839	(1,839)	18,249
Fixed income	95,687	2,936	(802)	97,821
Commodity	13,428	—	(2,836)	10,592
Real estate investment trusts	8,737	813	(1)	9,549
Master limited partnerships	2,860	—	(56)	2,804
Insurance contracts and other long-term investments	12,344	215	—	12,559

Trust investments	$432,950	$10,275	$(49,277)	$393,948

Market value as a percentage of cost					91.0%

Accrued investment income				1,315

Trust assets				$395,263

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2012
Due in one year or less	$5,657
Due in one to five years	14,367
Due in five to ten years	2,856
Thereafter	520

$23,400

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

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to provide an opportunity for additional income. As of July 31, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $466 and $0, respectively. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended July 31, 2012 and 2011, the Company realized trust earnings of approximately $180 and $75, respectively, related to the covered call program. For the nine months ended July 31, 2012 and 2011, the Company realized trust earnings (losses) of $336 and ($152), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,983 for the nine months ended July 31, 2011.

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

The inputs into the fair value of the Company’s preneed funeral merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—July 31, 2012	$329,918	$58,268	$5,762	$393,948
Trust investments—October 31, 2011	$311,463	$58,648	$5,868	$375,979

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Fair market value, beginning balance	$5,698	$6,075	$5,868	$6,784
Total unrealized gains (losses) included in other comprehensive income (1)	56	(590)	56	(590)
Distributions and other, net	8	558	(162)	(151)

Fair market value, ending balance	$5,762	$6,043	$5,762	$6,043

(1)

All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Purchases	$22,182	$45,026	$56,092	$117,074
Sales	14,587	48,397	51,669	119,026
Realized gains from sales of investments	1,320	3,058	4,491	7,467
Realized losses from sales of investments and other	(1,605)	(1,335)	(2,709)	(2,015)
Interest income, dividends and other ordinary income	2,952	3,107	10,914	9,920
Deposits (1)	6,462	5,770	18,828	15,800
Withdrawals (1)	10,905	10,017	29,995	32,332

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

(1)

The Company historically sold a significant portion of its preneed funeral sales through trust-funded price-guaranteed contracts. Over time, the mix has shifted to a more significant portion being sold using insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2012 and October 31, 2011.

	July 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$115	$(1)	$—	$—	$115	$(1)
Preferred stocks	1,424	(32)	14,154	(639)	15,578	(671)
Common stocks	16,734	(349)	97,603	(42,722)	114,337	(43,071)
Mutual funds:
Equity	1,179	(10)	6,478	(1,829)	7,657	(1,839)
Fixed income	8,150	(213)	2,387	(589)	10,537	(802)
Commodity	5,593	(693)	4,998	(2,143)	10,591	(2,836)
Real estate investment trusts	34	—	62	(1)	96	(1)
Master limited partnerships	2,804	(56)	—	—	2,804	(56)

Total	$36,033	$(1,354)	$125,682	$(47,923)	$161,715	$(49,277)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$498	$(2)	$—	$—	$498	$(2)
Corporate bonds	6,398	(8)	—	—	6,398	(8)
Preferred stocks	548	(2)	19,065	(3,356)	19,613	(3,358)
Common stocks	5,564	(58)	128,478	(55,772)	134,042	(55,830)
Mutual funds:
Equity	3	(1)	8,481	(2,017)	8,484	(2,018)
Fixed income	43,688	(707)	5,015	(710)	48,703	(1,417)
Commodity	10,175	(1,450)	—	—	10,175	(1,450)
Real estate investment trusts	12,941	(338)	—	—	12,941	(338)

Total	$79,815	$(2,566)	$161,039	$(61,855)	$240,854	$(64,421)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at July 31, 2012, 87 percent, or $43,071, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

allocated to individual contracts as earned or realized. In these trusts, unrealized gains and losses are not allocated to the underlying contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

Cash flows from preneed funeral contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.

(4)	Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2012 and October 31, 2011 are as follows:

	July 31, 2012	October 31, 2011
Trust assets	$193,710	$189,678
Receivables from customers	29,057	30,270

	222,767	219,948

Allowance for cancellations	(2,138)	(3,366)

Preneed cemetery receivables and trust investments	$220,629	$216,582

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2012 are detailed below.

	July 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$9,065	$—	$—	$9,065
U.S. Government, agencies and municipalities	1,883	127	—	2,010
Corporate bonds	2,006	143	(3)	2,146
Preferred stocks	12,540	146	(292)	12,394
Common stocks	107,520	942	(29,350)	79,112
Mutual funds:
Equity	23,526	108	(7,068)	16,566
Fixed income	53,870	1,106	(312)	54,664
Commodity	8,693	—	(1,970)	6,723
Master limited partnerships	6,797	—	(132)	6,665
Real estate investment trusts	2,986	54	—	3,040
Other long-term investments	637	—	—	637

Trust investments	$229,523	$2,626	$(39,127)	$193,022

Market value as a percentage of cost					84.1%

Accrued investment income				688

Trust assets				$193,710

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2012
Due in one year or less	$103
Due in one to five years	2,244
Due in five to ten years	1,397
Thereafter	412

$4,156

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$9,844	$—	$—	$9,844
U.S. Government, agencies and municipalities	2,052	90	(2)	2,140
Corporate bonds	2,596	131	(3)	2,724
Preferred stocks	12,518	66	(1,662)	10,922
Common stocks	112,010	920	(32,761)	80,169
Mutual funds:
Equity	25,374	348	(6,791)	18,931
Fixed income	46,258	305	(586)	45,977
Commodity	8,780	—	(892)	7,888
Real estate investment trusts	9,866	74	(193)	9,747
Master limited partnerships	97	—	(2)	95
Other long-term investments	596	—	—	596

Trust investments	$229,991	$1,934	$(42,892)	$189,033

Market value as a percentage of cost					82.2%

Accrued investment income				645

Trust assets				$189,678

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to provide an opportunity for additional income. As of July 31, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $152 and $0, respectively. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended July 31, 2012 and 2011, the Company realized trust earnings of approximately $89 and $61, respectively, related to the covered call program. For the nine months ended July 31, 2012 and 2011, the Company realized trust earnings (losses) of $203 and ($69), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $732 for the nine months ended July 31, 2011.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

The inputs into the fair value of the Company’s preneed cemetery merchandise and services trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—July 31, 2012	$176,321	$16,701	$—	$193,022
Trust investments—October 31, 2011	$173,127	$15,906	$—	$189,033

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Purchases	$17,953	$27,460	$29,186	$79,354
Sales	5,480	27,557	31,144	75,330
Realized gains from sales of investments	653	2,165	3,001	5,488
Realized losses from sales of investments and other	(176)	(658)	(381)	(1,207)
Interest income, dividends and other ordinary income	1,978	1,897	6,285	5,307
Deposits	4,127	4,451	12,769	12,459
Withdrawals	8,601	5,341	19,847	14,813

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2012 and October 31, 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

	July 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$56	$(3)	$—	$—	$56	$(3)
Preferred stocks	587	(13)	5,889	(279)	6,476	(292)
Common stocks	13,197	(1,050)	51,323	(28,300)	64,520	(29,350)
Mutual funds:
Equity	—	—	12,910	(7,068)	12,910	(7,068)
Fixed income	10,722	(311)	1,590	(1)	12,312	(312)
Commodity	2,403	(285)	4,320	(1,685)	6,723	(1,970)
Master limited partnerships	6,665	(132)	—	—	6,665	(132)

Total	$33,630	$(1,794)	$76,032	$(37,333)	$109,662	$(39,127)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$313	$(2)	$—	$—	$313	$(2)
Corporate bonds	117	(3)	—	—	117	(3)
Preferred stocks	—	—	7,609	(1,662)	7,609	(1,662)
Common stocks	5,385	(707)	59,506	(32,054)	64,891	(32,761)
Mutual funds:
Equity	—	—	14,376	(6,791)	14,376	(6,791)
Fixed income	34,325	(586)	—	—	34,325	(586)
Commodity	7,887	(892)	—	—	7,887	(892)
Real estate investment trusts	5,775	(193)	—	—	5,775	(193)
Master limited partnerships	—	—	95	(2)	95	(2)

Total	$53,802	$(2,383)	$81,586	$(40,509)	$135,388	$(42,892)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at July 31, 2012, 93 percent, or $36,418, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

The Company’s policy for recognizing trust income follows the allocation of trust earnings to individual contracts as stipulated in the Company’s respective trust agreements. In substantially all of the Company’s trusts, trust earnings, which include dividends and interest earned and net capital gains and losses (including losses from other-than-temporary impairments of securities) realized by preneed cemetery trust or escrow accounts net of fees, are allocated to individual contracts as earned or realized. In these trusts, unrealized gains and losses are not allocated to the underlying contracts. The trust earnings allocated to individual contracts are recognized as components of revenue along with the original contract sales price when the underlying service or merchandise is actually performed or delivered. Principal and earnings are withdrawn only as the merchandise or services are delivered or contracts are cancelled, except in jurisdictions that permit trust earnings to be withdrawn currently.

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

(5)	Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $1,815 and $1,988 for the three months ended July 31, 2012 and 2011, respectively, and $7,098 and $5,981 for the nine months ended July 31, 2012 and 2011, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2012 are detailed below.

	July 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	$15,359	$—	$—	$15,359
U.S. Government, agencies and municipalities	5,643	265	(63)	5,845
Corporate bonds	25,837	1,212	(874)	26,175
Preferred stocks	33,519	438	(2,662)	31,295
Common stocks	91,967	2,894	(19,905)	74,956
Mutual funds:
Equity	15,001	1,115	(583)	15,533
Fixed income	73,758	1,768	(1,178)	74,348
Commodity	5,727	4	(471)	5,260
Real estate investment trusts	8,818	866	—	9,684
Other long-term investments	98	—	(51)	47

Trust investments	$275,727	$8,562	$(25,787)	$258,502

Market value as a percentage of cost					93.8%

Accrued investment income				938

Trust assets				$259,440

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2012
Due in one year or less	$4,689
Due in one to five years	14,339
Due in five to ten years	8,826
Thereafter	4,166

$32,020

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

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to provide an opportunity for additional income. As of July 31, 2012 and October 31, 2011, the Company had outstanding covered calls with a market value of $170 and $0, respectively. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended July 31, 2012 and 2011, the Company realized trust earnings of approximately $73 and $37, respectively, related to the covered call program. For the nine months ended July 31, 2012 and 2011, the Company realized trust earnings (losses) of approximately $147 and ($81), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the nine months ended July 31, 2011, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $700 for the nine months ended July 31, 2011.

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

The inputs into the fair value of the Company’s cemetery perpetual care trust investments are categorized as follows:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Market Value
Trust investments—July 31, 2012	$195,140	$63,315	$47	$258,502
Trust investments—October 31, 2011	$173,317	$66,236	$48	$239,601

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Fair market value, beginning balance	$48	$88	$48	$88
Total unrealized losses included in other comprehensive income(1)	(1)	(24)	(1)	(24)

Fair market value, ending balance	$47	$64	$47	$64

(1)

All gains (losses) recognized in other comprehensive income for perpetual care trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2012 and October 31, 2011, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12,064 and $12,017, respectively. The Company recorded an additional $567 and $72 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the nine months ended July 31, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is related to the bankruptcy of Eastman Kodak. The Company had earnings of $520 and $918 for the nine months ended July 31, 2012 and 2011, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,006; no charge has been recorded for these amounts as of July 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Purchases	$19,529	$29,705	$83,809	$110,949
Sales	18,313	27,560	75,211	80,094
Realized gains from sales of investments	660	1,112	4,715	2,044
Realized losses from sales of investments and other	(963)	(72)	(2,902)	(510)
Interest income, dividends and other ordinary income	2,523	2,171	7,958	7,495
Deposits	2,180	2,024	6,849	5,424
Withdrawals	2,299	1,374	7,211	5,018

During the three months ended July 31, 2012 and 2011, cemetery revenues were $60,356 and $55,596, respectively, of which $2,373 and $2,334, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2012 and 2011, cemetery revenues were $173,015 and $167,685, respectively, of which $6,701 and $6,640, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and costs.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2012 and October 31, 2011.

	July 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$—	$—	$61	$(63)	$61	$(63)
Corporate bonds	2,445	(173)	1,674	(701)	4,119	(874)
Preferred stocks	2,255	(58)	15,051	(2,604)	17,306	(2,662)
Common stocks	6,519	(184)	38,021	(19,721)	44,540	(19,905)
Mutual funds:
Equity	1,011	(43)	1,076	(540)	2,087	(583)
Fixed income	8,772	(224)	16,745	(954)	25,517	(1,178)
Commodity	5,243	(471)	—	—	5,243	(471)
Other long-term investments	—	—	47	(51)	47	(51)

Total	$26,245	$(1,153)	$72,675	$(24,634)	$98,920	$(25,787)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$213	$(1)	$71	$(56)	$284	$(57)
Corporate bonds	5,959	(150)	1,341	(726)	7,300	(876)
Preferred stocks	3,611	(91)	20,921	(6,836)	24,532	(6,927)
Common stocks	1,027	(108)	50,539	(24,302)	51,566	(24,410)
Mutual funds:
Equity	106	(113)	1,967	(694)	2,073	(807)
Fixed income	39,397	(1,742)	1,606	(248)	41,003	(1,990)
Real estate investment trusts	7,659	(210)	—	—	7,659	(210)
Master limited partnerships	7,936	(61)	—	—	7,936	(61)
Other long-term investments	—	—	48	(12)	48	(12)

Total	$65,908	$(2,476)	$76,493	$(32,874)	$142,401	$(35,350)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2011 Form 10-K. Of the total unrealized losses at July 31, 2012, 87 percent, or $22,567, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stocks had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at July 31, 2012 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$395,263	$193,710	$588,973
Less:
Pending withdrawals	(6,290)	(5,801)	(12,091)
Pending deposits	2,059	1,206	3,265

Deferred receipts held in trust	$391,032	$189,115	$580,147

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at July 31, 2012 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$259,440
Less:
Pending withdrawals	(2,083)
Pending deposits	349

Perpetual care trusts’ corpus	$257,706

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2012 and 2011 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Realized gains from sales of investments	$2,633	$6,335	$12,207	$14,999
Realized losses from sales of investments and other	(2,744)	(2,065)	(5,992)	(3,732)
Interest income, dividends and other ordinary income	7,453	7,175	25,157	22,722
Trust expenses and income taxes	(2,966)	(2,808)	(8,792)	(7,737)

Net trust investment income	4,376	8,637	22,580	26,252
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(3,112)	(6,319)	(15,802)	(19,876)
Reclassification to perpetual care trusts’ corpus	(1,264)	(2,318)	(6,778)	(6,376)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net (1)	57	30	148	394

Total investment and other income, net	$57	$30	$148	$394

(1)

Investment and other income, net generally consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the nine months ended July 31, 2011, the balance includes approximately $327 of interest income related to the resolution of an audit by the Internal Revenue Service.

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

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of July 31, 2012, the Company had $12,064 recorded as a liability for the estimated probable funding obligation. As of July 31, 2012, the Company had net unrealized losses of approximately $28,243 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses and for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded an estimated net debit (credit) for these items of approximately $0.3 million and ($2.0) million as of July 31, 2012 and October 31, 2011, respectively.

The Company is required to maintain a bond ($23,456 as of July 31, 2012) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

During the second quarter of fiscal year 2012, the Company entered into an agreement to purchase within a year the land and building of an existing business that it currently leases for $2,800.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended July 31, 2012
Earnings from continuing operations	$9,896
Allocation of earnings to nonvested restricted stock	(87)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,809	85,798	$.11

Effect of dilutive securities:
Stock options assumed exercised		380

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$9,809	86,178	$.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended July 31, 2011
Earnings from continuing operations	$12,231
Allocation of earnings to nonvested restricted stock	(105)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$12,126	90,182	$.13

Effect of dilutive securities:
Stock options assumed exercised		559

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$12,126	90,741	$.13

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended July 31, 2012
Earnings from continuing operations	$28,340
Allocation of earnings to nonvested restricted stock	(251)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$28,089	86,295	$.32

Effect of dilutive securities:
Stock options assumed exercised		324

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$28,089	86,619	$.32

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended July 31, 2011
Earnings from continuing operations	$30,529
Allocation of earnings to nonvested restricted stock	(267)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,262	90,497	$.33

Effect of dilutive securities:
Stock options assumed exercised		561

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$30,262	91,058	$.33

During the three months ended July 31, 2012, options to purchase 390,290 shares of common stock at prices ranging from $6.83 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended July 31, 2012 exclude the effect of approximately 2,140,192 options because such options were not dilutive. These options expire between January 8, 2014 and May 5, 2022.

During the nine months ended July 31, 2012, options to purchase 877,683 shares of common stock at prices ranging from $6.33 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the nine months ended July 31, 2012 exclude the effect of approximately 1,936,384 options because such options were not dilutive. These options expire between January 8, 2014 and December 6, 2021.

Options to purchase 435,253 shares of common stock at prices ranging from $7.57 to $8.47 per share for the three months ended July 31, 2011 and options to purchase 500,573 shares of common stock at prices ranging from $7.31 to $8.47 per share for the nine months ended July 31, 2011 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the three months ended July 31, 2011 exclude the effect of approximately 1,086,000 options because such options were not dilutive.

For the three and nine months ended July 31, 2012, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three and nine months ended July 31, 2011, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three and nine months ended July 31, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,637,882 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average prices of the Company’s stock for the three and nine months ended July 31, 2012

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

The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2012, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9)	Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and nine months ended July 31, 2012 and 2011 for the Company’s continuing operations.

	Total Revenue		Total Revenue
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011
Funeral	$65,468	$64,846	$201,960	$203,254
Cemetery(1)	57,918	53,544	165,809	161,370
Corporate Trust Management(2)	5,853	5,967	18,892	18,662

Total	$129,239	$124,357	$386,661	$383,286

	Total Gross Profit		Total Gross Profit
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011
Funeral	$12,628	$10,703	$41,973	$41,139
Cemetery(1)	9,061	5,544	22,019	17,255
Corporate Trust Management(2)	5,297	5,505	17,528	17,354

Total	$26,986	$21,752	$81,520	$75,748

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $1,815 and $1,988 for the three months ended July 31, 2012 and 2011, respectively, and $7,098 and $5,981 for the nine months ended July 31, 2012 and 2011, respectively.

(2)

Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2012 and 2011 were $1,335 and $1,201, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended July 31, 2012 and 2011 were $2,080 and $2,714, respectively. Trust management fees included in cemetery

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9)	Segment Data—(Continued)

revenue for the three months ended July 31, 2012 and 2011 were $1,555 and $1,349, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended July 31, 2012 and 2011 were $883 and $703, respectively.

Trust management fees included in funeral revenue for the nine months ended July 31, 2012 and 2011 were $3,993 and $3,614, respectively, and funeral trust earnings for the nine months ended July 31, 2012 and 2011 were $7,693 and $8,733, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2012 and 2011 were $4,649 and $4,000, respectively, and cemetery trust earnings for the nine months ended July 31, 2012 and 2011 were $2,557 and $2,315, respectively.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and nine months ended July 31, 2012 and 2011 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Gross profit for reportable segments	$26,986	$21,752	$81,520	$75,748
Corporate general and administrative expenses	(7,326)	(6,704)	(20,264)	(19,548)
Restructuring and other charges	(305)	—	(2,852)	—
Hurricane related recoveries, net	—	12,349	—	12,245
Net gain (loss) on dispositions	—	11	332	(389)
Other operating income, net	191	512	773	1,193
Interest expense	(5,873)	(5,500)	(17,544)	(16,968)
Loss on early extinguishment of debt	—	(73)	—	(1,884)
Investment and other income, net	57	30	148	394

Earnings from continuing operations before income taxes	$13,730	$22,377	$42,113	$50,791

The table below presents total net preneed merchandise and services sales for the three and nine months ended July 31, 2012 and 2011.

	Total Net Preneed Merchandise and Service Sales(1)		Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011
Funeral	$28,013	$26,283	$79,714	$70,287
Cemetery	12,949	13,162	38,109	37,380

Total	$40,962	$39,445	$117,823	$107,667

(1)

Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations. Preneed funeral and cemetery merchandise and service sales are deferred until a future period and have no impact on current revenues.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10)	Supplementary Information

The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2012 and 2011.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Service revenue
Funeral	$47,688	$47,078	$146,675	$146,096
Cemetery	14,459	14,642	45,706	45,266

	62,147	61,720	192,381	191,362
Merchandise revenue
Funeral	19,333	19,816	61,265	63,808
Cemetery	42,781	37,479	117,514	112,031

	62,114	57,295	178,779	175,839

Other revenue
Funeral	1,862	1,867	5,706	5,697
Cemetery	3,116	3,475	9,795	10,388

	4,978	5,342	15,501	16,085

Total revenue	$129,239	$124,357	$386,661	$383,286

Service costs
Funeral	$16,535	$16,722	$50,032	$48,838
Cemetery	11,024	11,313	31,891	32,084

	27,559	28,035	81,923	80,922

Merchandise costs
Funeral	13,292	13,414	41,216	41,650
Cemetery	24,181	23,197	70,266	69,981

	37,473	36,611	111,482	111,631

Facility expenses
Funeral	23,301	24,244	69,437	72,296
Cemetery	13,920	13,715	42,299	42,689

	37,221	37,959	111,736	114,985

Total costs	$102,253	$102,605	$305,141	$307,538

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of July 31, 2012 and October 31, 2011 and for the three and nine months ended July 31, 2012 and 2011, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,813	$5,070	$—	$68,883
Cemetery	—	54,252	6,104	—	60,356

	—	118,065	11,174	—	129,239

Costs and expenses:
Funeral	—	49,452	3,676	—	53,128
Cemetery	—	44,372	4,753	—	49,125

	—	93,824	8,429	—	102,253

Gross profit	—	24,241	2,745	—	26,986
Corporate general and administrative expenses	(7,326)	—	—	—	(7,326)
Restructuring and other charges	(305)	—	—	—	(305)
Other operating income, net	10	126	55	—	191

Operating earnings (loss)	(7,621)	24,367	2,800	—	19,546
Interest expense	(1,869)	(3,669)	(335)	—	(5,873)
Investment and other income, net	57	—	—	—	57
Equity in subsidiaries	15,417	607	—	(16,024)	—

Earnings from continuing operations before income taxes	5,984	21,305	2,465	(16,024)	13,730
Income tax expense (benefit)	(3,654)	6,411	1,077	—	3,834

Earnings from continuing operations	9,638	14,894	1,388	(16,024)	9,896

Discontinued operations:
Loss from discontinued operations before income taxes	—	(380)	—	—	(380)
Income tax benefit	—	(122)	—	—	(122)

Loss from discontinued operations	—	(258)	—	—	(258)

Net earnings	9,638	14,636	1,388	(16,024)	9,638
Other comprehensive income, net	15	—	15	(15)	15

Comprehensive income	$9,653	$14,636	$1,403	$(16,039)	$9,653

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Three Months Ended July 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,745	$5,016	$—	$68,761
Cemetery	—	49,599	5,997	—	55,596

	—	113,344	11,013	—	124,357

Costs and expenses:
Funeral	—	51,102	3,278	—	54,380
Cemetery	—	43,764	4,461	—	48,225

	—	94,866	7,739	—	102,605

Gross profit	—	18,478	3,274	—	21,752
Corporate general and administrative expenses	(6,704)	—	—	—	(6,704)
Hurricane related recoveries, net	4,174	6,683	1,492	—	12,349
Net gain on dispositions	—	11	—	—	11
Other operating income, net	13	419	80	—	512

Operating earnings (loss)	(2,517)	25,591	4,846	—	27,920
Interest expense	(764)	(4,247)	(489)	—	(5,500)
Loss on early extinguishment of debt	(73)	—	—	—	(73)
Investment and other income, net	30	—	—	—	30
Equity in subsidiaries	12,156	218	—	(12,374)	—

Earnings from continuing operations before income taxes	8,832	21,562	4,357	(12,374)	22,377
Income tax expense (benefit)	(3,154)	11,605	1,695	—	10,146

Earnings from continuing operations	11,986	9,957	2,662	(12,374)	12,231

Discontinued operations:
Loss from discontinued operations before income taxes	—	(365)	—	—	(365)
Income tax benefit	—	(120)	—	—	(120)

Loss from discontinued operations	—	(245)	—	—	(245)

Net earnings	11,986	9,712	2,662	(12,374)	11,986
Other comprehensive loss, net	(3)	—	(3)	3	(3)

Comprehensive income	$11,983	$9,712	$2,659	$(12,371)	$11,983

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$198,789	$14,857	$—	$213,646
Cemetery	—	155,460	17,555	—	173,015

	—	354,249	32,412	—	386,661

Costs and expenses:
Funeral	—	150,421	10,264	—	160,685
Cemetery	—	131,144	13,312	—	144,456

	—	281,565	23,576	—	305,141

Gross profit	—	72,684	8,836	—	81,520
Corporate general and administrative expenses	(20,264)	—	—	—	(20,264)
Restructuring and other charges	(1,616)	(1,071)	(165)	—	(2,852)
Net gain on dispositions	—	332	—	—	332
Other operating income, net	67	529	177	—	773

Operating earnings (loss)	(21,813)	72,474	8,848	—	59,509
Interest expense	(5,212)	(11,296)	(1,036)	—	(17,544)
Investment and other income, net	148	—	—	—	148
Equity in subsidiaries	42,487	1,161	—	(43,648)	—

Earnings from continuing operations before income taxes	15,610	62,339	7,812	(43,648)	42,113
Income tax expense (benefit)	(11,309)	22,224	2,858	—	13,773

Earnings from continuing operations	26,919	40,115	4,954	(43,648)	28,340

Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,065)	—	—	(2,065)
Income tax benefit	—	(644)	—	—	(644)

Loss from discontinued operations	—	(1,421)	—	—	(1,421)

Net earnings	26,919	38,694	4,954	(43,648)	26,919
Other comprehensive income, net	23	—	23	(23)	23

Comprehensive income	$26,942	$38,694	$4,977	$(43,671)	$26,942

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Nine Months Ended July 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$200,353	$15,248	$—	$215,601
Cemetery	—	149,980	17,705	—	167,685

	—	350,333	32,953	—	383,286

Costs and expenses:
Funeral	—	152,849	9,935	—	162,784
Cemetery	—	131,239	13,515	—	144,754

	—	284,088	23,450	—	307,538

Gross profit	—	66,245	9,503	—	75,748
Corporate general and administrative expenses	(19,548)	—	—	—	(19,548)
Hurricane related recoveries, net	4,070	6,683	1,492	—	12,245
Net loss on dispositions	—	(389)	—	—	(389)
Other operating income, net	141	853	199	—	1,193

Operating earnings (loss)	(15,337)	73,392	11,194	—	69,249
Interest expense	(2,599)	(12,968)	(1,401)	—	(16,968)
Loss on early extinguishment of debt	(1,884)	—	—	—	(1,884)
Investment and other income, net	394	—	—	—	394
Equity in subsidiaries	36,718	605	—	(37,323)	—

Earnings from continuing operations before income taxes	17,292	61,029	9,793	(37,323)	50,791
Income tax expense (benefit)	(12,736)	26,458	6,540	—	20,262

Earnings from continuing operations	30,028	34,571	3,253	(37,323)	30,529

Discontinued operations:
Loss from discontinued operations before income taxes	—	(810)	—	—	(810)
Income tax benefit	—	(309)	—	—	(309)

Loss from discontinued operations	—	(501)	—	—	(501)

Net earnings	30,028	34,070	3,253	(37,323)	30,028
Other comprehensive income, net	6	—	6	(6)	6

Comprehensive income	$30,034	$34,070	$3,259	$(37,329)	$30,034

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,361	$1,164	$1,552	$—	$78,077
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	—	—	727	—	727
Receivables, net of allowances	1,838	41,770	6,771	—	50,379
Inventories	203	33,599	2,582	—	36,384
Prepaid expenses	1,569	2,983	1,668	—	6,220
Deferred income taxes, net	3,000	13,612	1,012	—	17,624
Intercompany receivables	1,457	—	—	(1,457)	—

Total current assets	89,678	93,128	14,312	(1,457)	195,661
Receivables due beyond one year, net of allowances	—	59,314	11,615	—	70,929
Preneed funeral receivables and trust investments	—	419,159	9,445	—	428,604
Preneed cemetery receivables and trust investments	—	213,535	7,094	—	220,629
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	364,886	35,811	—	400,697
Property and equipment, at cost	62,707	500,030	44,588	—	607,325
Less accumulated depreciation	49,459	248,300	20,499	—	318,258

Net property and equipment	13,248	251,730	24,089	—	289,067
Deferred income taxes, net	8,564	69,615	6,931	—	85,110
Cemetery perpetual care trust investments	—	245,639	13,801	—	259,440
Other assets	8,566	4,434	1,153	—	14,153
Intercompany receivables	629,010	—	—	(629,010)	—
Equity in subsidiaries	38,062	11,141	—	(49,203)	—

Total assets	$787,128	$1,962,330	$144,086	$(679,670)	$2,213,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$—	$—	$—	$6
Accounts payable, accrued expenses and other current liabilities	17,974	71,312	4,303	—	93,589
Intercompany payables	—	—	1,457	(1,457)	—

Total current liabilities	17,980	71,312	5,760	(1,457)	93,595
Long-term debt, less current maturities	320,850	—	—	—	320,850
Deferred income taxes, net	—	4,929	580	—	5,509
Intercompany payables	—	615,339	13,671	(629,010)	—
Deferred preneed funeral revenue	—	193,683	46,965	—	240,648
Deferred preneed cemetery revenue	—	236,478	29,157	—	265,635
Deferred preneed funeral and cemetery receipts held in trust	—	571,984	8,163	—	580,147
Perpetual care trusts’ corpus	—	243,921	13,785	—	257,706
Other long-term liabilities	18,941	1,486	—	—	20,427

Total liabilities	357,771	1,939,132	118,081	(630,467)	1,784,517

Common stock	85,836	102	376	(478)	85,836
Other	343,480	23,096	25,588	(48,684)	343,480
Accumulated other comprehensive income	41	—	41	(41)	41

Total shareholders’ equity	429,357	23,198	26,005	(49,203)	429,357

Total liabilities and shareholders’ equity	$787,128	$1,962,330	$144,086	$(679,670)	$2,213,874

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,049	$45,188	$6,502	$—	$58,739

Cash flows from investing activities:
Proceeds from sales of marketable securities and release of restricted funds	1,756	—	250	—	2,006
Deposits of restricted funds and purchases of marketable securities	(1,756)	—	(280)	—	(2,036)
Proceeds from sale of assets	—	533	—	—	533
Purchase of subsidiaries and other investments, net of cash acquired	(100)	(3,013)	—	—	(3,113)
Additions to property and equipment	(2,669)	(12,319)	(1,227)	—	(16,215)
Other	—	87	—	—	87

Net cash used in investing activities	(2,769)	(14,712)	(1,257)	—	(18,738)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—	—	—	(4)
Intercompany receivables (payables)	36,305	(31,249)	(5,056)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	1,433	—	—	—	1,433
Purchase and retirement of common stock	(19,075)	—	—	—	(19,075)
Dividends	(9,955)	—	—	—	(9,955)
Excess tax benefits from share-based payment arrangements	23	—	—	—	23

Net cash provided by (used in) financing activities	8,693	(31,249)	(5,056)	—	(27,612)

Net increase (decrease) in cash	12,973	(773)	189	—	12,389
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$75,361	$1,164	$1,552	$—	$78,077

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,590	$41,931	$4,946	$—	$60,467

Cash flows from investing activities:
Proceeds from sales of certificates of deposit	10,000	—	—	—	10,000
Purchases of restricted cash equivalents and marketable securities	(6,250)	—	(662)	—	(6,912)
Proceeds from sale of assets	—	332	—	—	332
Purchase of subsidiaries, net of cash acquired	—	(9,110)	—	—	(9,110)
Additions to property and equipment	(1,730)	(12,920)	(1,038)	—	(15,688)
Other	—	103	—	—	103

Net cash provided by (used in) investing activities	2,020	(21,595)	(1,700)	—	(21,275)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	200,000
Repayments of long-term debt	(200,004)	—	—	—	(200,004)
Intercompany receivables (payables)	16,249	(12,429)	(3,820)	—	—
Debt refinancing costs	(5,933)	—	—	—	(5,933)
Issuance of common stock	1,386	—	—	—	1,386
Purchase and retirement of common stock	(15,622)	—	—	—	(15,622)
Dividends	(8,662)	—	—	—	(8,662)
Excess tax benefits from share based payment arrangements	154	—	—	—	154

Net cash used in financing activities	(12,432)	(12,429)	(3,820)	—	(28,681)

Net increase (decrease) in cash	3,178	7,907	(574)	—	10,511
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$51,448	$13,962	$1,161	$—	$66,571

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12)	Acquisitions and Dispositions

Acquisitions

During the nine months ended July 31, 2012, the Company acquired a new funeral business for approximately $3,013. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities (primarily goodwill of approximately $2,564 and property, plant and equipment of approximately $670) were valued at their estimated fair values. The results of operations for this business, which are considered immaterial, have been included in consolidated results since the acquisition date.

Dispositions

During the nine months ended July 31, 2012 and 2011, the Company recorded net gains (losses) on dispositions of $332 and ($389), respectively. The amount recorded for the nine months ended July 31, 2012 includes a $343 net gain on disposition due to the sale of a funeral home.

In April 2012, the Company designated a business as held for sale, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The Company recorded net losses on dispositions of $31 and $871 in discontinued operations during the three and nine months ended July 31, 2012, respectively. The loss from discontinued operations before income taxes for the three months ended July 31, 2012 and 2011 were $380 and $365, respectively, and for the nine months ended July 31, 2012 and 2011 were $2,065 and $810, respectively.

Goodwill and changes to goodwill by operating segment from October 31, 2011 to July 31, 2012 is presented below:

	October 31, 2011	Changes		July 31, 2012
Funeral	$198,317	$2,546	(1)	$200,863
Cemetery	48,721	—		48,721

Total	$247,038	$2,546		$249,584

(1)	The change is due to the purchase of a funeral home and the sale of a funeral home during the nine months ended July 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(13)	Consolidated Comprehensive Income

Consolidated comprehensive income for the three and nine months ended July 31, 2012 and 2011 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net earnings	$9,638	$11,986	$26,919	$30,028
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($9), $2, ($13), and ($3), respectively	15	(3)	23	6
(Increase) reduction in net unrealized losses associated with available-for-sale securities of the trusts	3,737	(31,772)	39,080	11,209
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(3,737)	31,772	(39,080)	(11,209)

Total other comprehensive income (loss)	15	(3)	23	6

Total comprehensive income	$9,653	$11,983	$26,942	$30,034

(14)	Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The announcement was made following a comprehensive evaluation to identify Best-in-Class sales practices, additional opportunities to further integrate operations and sales and additional efficiencies realized from the Company’s ongoing continuous improvement initiative. The organizational changes include a restructure of the sales organization and realignment of the Company’s geographic regions and regional management. The new organization reduced the layers of sales management. As a result of the organizational changes the Company has made, as well as the investments made in technology over the last couple of years, the Company has been able to improve processes and procedures allowing for this restructuring and reorganization. As a result, the Company also eliminated approximately 60 positions in its corporate support services. The organizational change was made to improve customers’ experiences by strengthening the relationship between the operations and sales teams, and positioning management closer to the customer. Total expenses related to the organizational restructuring and workforce reduction consist primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The restructuring is expected to be completed during the Company’s fourth quarter of fiscal year 2012. The Company recorded $305 and $2,852 in charges related to the restructuring and workforce reduction during the three and nine months ended July 31, 2012, respectively. These charges are in the “restructuring and other charges” line in the condensed consolidated statements of earnings. As of July 31, 2012, the Company does not expect to incur any material additional costs related to the restructuring. The following table summarizes the activity related to the restructuring as of July 31, 2012:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(14)	Restructuring and Other Charges—(Continued)

	Employee Termination Costs	Non-cash Asset Impairment and Other Costs	Total
Costs incurred	$990	$1,862	$2,852
Cash payments	(990)	(537)	(1,527)
Non-cash items	—	(1,236)	(1,236)

Restructuring liability as of July 31, 2012	$—	$89	$89

(15)	Long-term Debt

	July 31, 2012	October 31, 2011
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $5,484 and $7,611 as of July 31, 2012 and October 31, 2011, respectively	$80,932	$78,805
3.375% senior convertible notes due 2016, net of unamortized discount of $5,276 and $6,183 as of July 31, 2012 and October 31, 2011, respectively	39,843	38,936
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of July 31, 2012 and October 31, 2011, partially secured by assets of subsidiaries, with maturities through 2022	81	85

Total long-term debt	320,856	317,826
Less current maturities	6	5

	$320,850	$317,821

Fair Value

As of July 31, 2012, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $81,051 and $39,911, respectively, compared to fair values of $86,282 and $44,223, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of July 31, 2012 were $86,416 and $45,119, respectively. As of July 31, 2012, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $203,792 compared to a fair value of $213,802. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

(16)	Income Taxes

Income tax expense for the three and nine months ended July 31, 2012 was positively impacted by $1,125 and $2,075, respectively, overall reductions in the tax valuation allowance due to the reduction of a portion of the valuation allowance related to capital losses associated with the Company’s trust portfolio, as a result of the positive performance of the portfolio during those periods. Realized capital losses in the trusts for which the Company is the grantor, in which insufficient offsetting capital gains are expected, can require the Company to record a valuation allowance against the related deferred tax asset (capital loss carryforward). Reductions in the valuation allowance result when the Company realizes capital gains, which has been the case for the three and nine months ended July 31, 2012. As of July 31, 2012, the Company had a $2,900 valuation allowance remaining on $6,905 of realized capital losses.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(16)	Income Taxes—(Continued)

In January 2011, the government of Puerto Rico signed into law corporate tax rate changes that decreased the top tax rate for businesses from 39 percent to 30 percent. The Company will benefit from this reduced rate when paying taxes in the future. However, as a result of this change, the Company was required to revalue its previously recorded Puerto Rican-related deferred tax asset using the 30 percent current top tax rate. During the nine months ended July 31, 2011, the Company recorded a one-time, non-cash charge of $2,915 ($4,484 charge less a federal tax benefit of $1,569) in order to decrease the Puerto Rican deferred tax asset balance. The Puerto Rican deferred tax asset balance decreased from approximately $19,427 at the previously required 39 percent tax rate to approximately $14,943 at the newly-enacted 30 percent tax rate. This change in deferred tax assets increased the Company’s income tax expense for the nine months ended July 31, 2011 by $2,915. Income tax expense for the three months ended July 31, 2011 was impacted by a $1,625 increase in the tax valuation allowance for capital losses. Income tax expense for the nine months ended July 31, 2011 was also positively impacted by a $1,812 overall reduction in the tax valuation allowance primarily due to the reduction in the portion of the valuation allowance related to capital losses associated with the Company’s trust portfolio, as a result of the positive performance of the portfolio during that period.

(17)	Subsequent Events

In August 2012, the Company received approval from the Internal Revenue Service for a change in tax accounting method resulting in the deferral of approximately $52,000 in revenue, thereby increasing the Company’s net operating loss carryforward. This increase in the net operating loss will result in approximately $21,000 of reduced future tax payments in 2012 and 2013.

On August 29, 2012, Hurricane Isaac made landfall in southern Louisiana. Although impacted by the event, the Company’s corporate headquarters building and its New Orleans funeral homes and cemeteries were able to restore operations shortly thereafter. The Company’s buildings and operations are insured against damages resulting from such events subject to standard deductibles.

As of August 31, 2012, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts increased 1.2 percent, or approximately $10,449, from July 31, 2012.

Subsequent to July 31, 2012 through August 31, 2012, the Company purchased an additional 465,499 shares of its Class A common stock for approximately $3,222 at an average price of $6.92 per share. As of August 31, 2012, there is a $21,543 remaining available under the Company’s $125,000 stock repurchase program.

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

This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors included in Item 1A in our 2011 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of July 31, 2012, we owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2011 Form 10-K.

Financial Summary

For the third quarter of 2012, we achieved a 3.9 percent increase in revenue, a 23.9 percent increase in gross profit and a 340 basis point improvement in gross profit margin. Total revenue increased to $129.3 million for the third quarter of 2012, compared to $124.4 million for the same period of the prior year, and total gross profit increased to $27.0 million for the third quarter of 2012, compared to $21.8 million for the prior year period. Our cemetery segment generated a 51.4 percent improvement in cemetery gross profit and a 520 basis point improvement in cemetery gross profit margin compared to the third quarter of 2011. Our funeral segment generated a 9.7 percent improvement in funeral gross profit and a 200 basis point improvement in funeral gross profit margin compared to the same period of last year.

We reported net earnings of $9.6 million and earnings from continuing operations of $9.9 million, or $.11 per share for the third quarter of 2012. We reported net earnings of $12.0 million and earnings from continuing operations of $12.2 million, or $.13 per share for the third quarter of 2011. Earnings from continuing operations for the three months ended July 31, 2011 include a $12.4 million insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages, which increased net earnings for the third quarter of 2011 by approximately $7.3 million.

Cemetery revenue improved $4.8 million, or 8.6 percent, to $60.4 million for the quarter ended July 31, 2012. This increase is primarily due to a $2.6 million improvement in revenue due to an increase in construction on various cemetery projects, coupled with a $1.5 million improvement in cemetery property revenue due to revenue recognition requirements for cemetery property sales being met. In addition, we experienced a $0.3 million improvement in the reserve for cancellations and a $0.3 million improvement in cemetery services performed. Cemetery property sales increased $0.3 million, or 1.0 percent compared to the third quarter of 2011. We generated $68.9 million in funeral revenue during the third quarter of 2012, a $0.1 million increase from the third quarter of 2011. This increase is primarily attributable to a 0.5 percent increase in same-store funeral services performed, which we believe compares favorably to industry-wide data in our markets. The increase was partially offset by a 0.2 percent decrease in same-store average revenue per funeral service. Our net preneed funeral sales increased 6.6 percent during the third quarter of 2012 compared to the third quarter of 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Cemetery gross profit increased $3.8 million, or 51.4 percent, to $11.2 million for the third quarter of 2012 and funeral gross profit increased $1.4 million, or 9.7 percent, to $15.8 million for the third quarter of 2012, due to our continuing focus on effectively controlling our costs. Cemetery gross profit margin increased 520 basis points to 18.5 percent for the third quarter of 2012, while funeral gross profit margin increased 200 basis points to 22.9 percent for the third quarter of 2012.

During the third quarter of 2012, we repurchased 1.0 million shares of our Class A common stock for $7.4 million under our stock repurchase program. As of July 31, 2012, we had $24.8 million remaining under the $125.0 million program authorized by the Board of Directors.

During the nine months ended July 31, 2012, we maintained our strong balance sheet while generating the highest nine-month revenue and gross profit in four years. For the first nine months of fiscal year 2012, we reported net earnings of $26.9 million, earnings from continuing operations of $28.3 million, or $.32 per share, total revenue of $386.7 million and total gross profit of $81.5 million. Our earnings from continuing operations for the first nine months of 2012 include a $2.9 million ($1.8 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce occurring primarily in the second quarter of fiscal year 2012. In addition, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $1.4 million. For the first nine months of 2011, we reported net earnings of $30.0 million, earnings from continuing operations of $30.5 million, or $.33 per share, total revenue of $383.3 million and total gross profit of $75.7 million. Earnings from continuing operations for the nine months ended July 31, 2011 include a $12.4 million ($7.3 million after-tax) insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages. Our earnings from continuing operations for the first nine months of 2011 also included a $1.9 million ($1.1 million after-tax) charge for the early extinguishment of debt as a result of the refinancing of our senior notes and revolving credit facility in April 2011.

Cemetery revenue improved $5.3 million, or 3.2 percent, to $173.0 million for the nine months ended July 31, 2012. Cemetery property sales improved $3.6 million, or 4.8 percent, compared to the first nine months of 2011. In addition, we experienced a $2.0 million increase in revenue related to trust activities and a $0.7 million improvement in the reserve for cancellations. These improvements were partially offset by a $1.2 million decline in finance charges as a result of reduced interest rates in this low interest rate environment. We generated $213.7 million in funeral revenue during the first nine months of 2012, a $1.9 million decline from the same period of 2011. The decrease is primarily due to a 1.8 percent decline in same-store funeral services performed, which we believe is generally consistent with industry-wide data in our markets, coupled with a $0.6 million decline in revenue related to trust activities. The decline in funeral services was partially offset by a 0.5 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $0.6 million, or 5.1 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. Our net preneed funeral sales increased 13.4 percent during the first nine months of 2012 compared to the same period of 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Cemetery gross profit increased $5.6 million, or 24.5 percent, to $28.5 million for the nine months ended July 31, 2012, primarily due to the increase in cemetery revenue, coupled with our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 280 basis points to 16.5 percent for the first nine months of 2012. Funeral gross profit increased $0.2 million, or 0.4 percent, to $53.0 million for the nine months ended July 31, 2012, primarily as a result of our continuing focus on effectively controlling our costs. Funeral gross profit margin improved 30 basis points to 24.8 percent for the first nine months of fiscal year 2012.

During the first nine months of 2012, we repurchased 2.9 million shares of our outstanding Class A common stock for $19.0 million. As a result of our stock repurchase program, our weighted average diluted shares outstanding decreased to 86.6 million shares for the nine months ended July 31, 2012 compared to 91.1 million shares for the same period of 2011. This decrease is primarily a result of our stock repurchase program, which yielded a positive impact on our earnings per share. Purchases of Class A common stock under our share repurchase program have resulted in a 4.9 percent decrease in total shares outstanding in the last twelve months. In June 2011 and March 2012, we announced that we had increased our quarterly dividend rate by one-half cent per share. We declared dividends of $0.04 per share in the third quarter of 2012.

Cash flow provided by operating activities for the first nine months of 2012 was $58.7 million compared to $60.5 million for the same period of last year. During the first nine months of 2012, we invested $16.2 million in several cemetery inventory development projects, compared to $11.6 million for the same period of last year. This spending includes a $7.2 million investment in our cremation inventory development projects during the first nine months of fiscal 2012, or a $5.2 million increase over the same period of last year. In addition, we experienced changes in working capital during the first nine months of 2012, partly driven by the timing of trust withdrawals and deposits.

We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 24 cremation projects, and we currently have 12 projects either under construction or expected to begin construction this fiscal year and approximately 20 additional projects currently under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend approximately $10 million to $12 million in fiscal year 2012. For the nine months ended July 31, 2012, we have spent $7.2 million in our cremation inventory development projects, compared to spending $2.0 million during the first nine months of fiscal year 2011. Cemetery cremation sales improved 20.0 percent during the nine months ended July 31, 2012 compared to the same period of last year, highlighting the positive returns of our ongoing cremation initiative.

During the third quarter of 2012, our Board of Directors appointed Dr. John B. Elstrott, Jr. to the newly created position of lead independent director. Among his primary responsibilities as lead independent director, Dr. Elstrott will act as the principal liaison between the independent directors and the CEO, assist the CEO and the Chairman of the Board with developing Board agendas and preside at Board meetings and executive sessions of the independent directors.

Supplemental Trust Portfolio Information

During the third quarter of fiscal year 2012, we continued to experience positive trends in the overall financial markets and in our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 1.0 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 2.4 percent. For the nine month period ended July 31, 2012, we experienced a total return, including both realized and unrealized gains and losses, of 9.1 percent in our preneed trusts and a 10.6 percent total return in our cemetery perpetual care trusts. As of July 31, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $845.5 million, an improvement of 5.1 percent, or $40.9 million, from October 31, 2011.

As of July 31, 2012 and October 31, 2011, the fair market values of the investments in our preneed trusts were $75.5 million and $101.1 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of July 31, 2012 and October 31, 2011, the fair market values of our investments were $17.2 million and $30.7 million, respectively, lower than our cost basis.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of July 31, 2012 and October 31, 2011, we had $187.6 million and $179.0 million, respectively, in trust earnings, net of losses that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

As of August 31, 2012, the fair market value of our preneed trusts and our cemetery perpetual care trusts improved 1.2 percent, or approximately $10.4 million from July 31, 2012, which is consistent with the overall financial markets.

The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2011 Form 10-K. The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of July 31, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$256.6	44%	$117.4	45%
Financial Services	$66.5	11%	$43.5	17%
Information Technology	$52.2	9%	$12.7	5%

Issuer specific investments in the financial services sector represent $66.5 million of the fair market value of our preneed trust portfolio as of July 31, 2012, of which 61 percent related to investments in preferred stock, 22 percent related to common stock and 17 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $43.5 million of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2012, of which 69 percent related to investments in preferred stock, 24 percent related to fixed-income securities and 7 percent related to common stock.

Issuer specific investments in the information technology sector represent $52.2 million of the fair market value of our preneed trust portfolio as of July 31, 2012, of which 97 percent related to investments in common stock and 3 percent related to fixed-income securities. Issuer specific investments in the information technology sector represent $12.7 million of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2012, of which 93 percent related to investments in common stock and 7 percent related to fixed-income securities.

The following table presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of July 31, 2012 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Financial Services	$4.3	5%	$2.2	9%
Information Technology	$33.0	37%	$8.1	31%

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

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2012 and October 31, 2011, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12.1 million and $12.0 million, respectively. We recorded an additional $0.6 million and $0.1 million for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the nine months ended July 31, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is primarily related to the bankruptcy of Eastman Kodak Company.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in Item 1.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the quarter ended July 31, 2012	1.0%	2.4%
For the nine months ended July 31, 2012	9.1%	10.6%
For the last three years ended July 31, 2012	10.5%	11.5%
For the last five years ended July 31, 2012	2.0%	4.2%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

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

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Funeral Operations

	Three Months Ended July 31,
	2012	2011	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$65.5	$64.9	$.6
Corporate Trust Management (1)	3.4	3.9	(.5)

Total Funeral Revenue	$68.9	$68.8	$.1

Funeral Costs:
Funeral Home Locations	$52.9	$54.2	$(1.3)
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$53.1	$54.4	$(1.3)

Funeral Gross Profit:
Funeral Home Locations	$12.6	$10.7	$1.9
Corporate Trust Management (1)	3.2	3.7	(.5)

Total Funeral Gross Profit	$15.8	$14.4	$1.4

Same-Store Analysis for the Three Months Ended July 31, 2012 and 2011

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2012	2011
(0.2)% (1)	0.5%	43.3%	43.1%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2012 and 2011 were $1.3 million and $1.2 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended July 31, 2012 and 2011 were $2.1 million and $2.7 million, respectively.

Funeral revenue increased $0.1 million, or 0.1 percent, to $68.9 million in the third quarter of 2012 from $68.8 million in the third quarter of 2011. Same-store services increased 0.5 percent, or 65 events, which we believe compares favorably to industry-wide data. This increase was partially offset by a 0.2 percent decrease in same-store average revenue per funeral service. The cremation rate for our same-store operations was 43.3 percent for the third quarter of 2012 compared to 43.1 percent for the third quarter of 2011.

Funeral gross profit increased $1.4 million, or 9.7 percent, to $15.8 million for the third quarter of 2012 compared to $14.4 million for the same period of 2011, primarily due to our continuing focus on effectively controlling our costs. Funeral gross profit margin improved 200 basis points to 22.9 percent for the third quarter of 2012 from 20.9 percent for the third quarter of 2011.

Cemetery Operations

	Three Months Ended July 31,
	2012	2011	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$57.9	$53.5	$4.4
Corporate Trust Management (1)	2.5	2.1	.4

Total Cemetery Revenue	$60.4	$55.6	$4.8

Cemetery Costs:
Cemetery Locations	$48.9	$48.0	$.9
Corporate Trust Management (1)	.3	.2	.1

Total Cemetery Costs	$49.2	$48.2	$1.0

Cemetery Gross Profit:
Cemetery Locations	$9.0	$5.5	$3.5
Corporate Trust Management (1)	2.2	1.9	.3

Total Cemetery Gross Profit	$11.2	$7.4	$3.8

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2012 and 2011 were $1.6 million and $1.4 million, respectively, and cemetery trust earnings included in cemetery revenue for the three months ended July 31, 2012 and 2011 were $0.9 million and $0.7 million, respectively. Perpetual care trust earnings were $1.8 million and $2.0 million for the three months ended July 31, 2012 and 2011, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $4.8 million, or 8.6 percent, to $60.4 million for the third quarter of 2012. This increase is primarily due to a $2.6 million improvement in revenue due to an increase in construction on various cemetery projects, coupled with a $1.5 million improvement in cemetery property revenue due to revenue recognition requirements for cemetery property sales being met. In addition, we experienced a $0.3 million improvement in the reserve for cancellations and a $0.3 million improvement in cemetery services performed. Cemetery property sales increased $0.3 million, or 1.0 percent, compared to the third quarter of 2011.

Cemetery gross profit increased $3.8 million, or 51.4 percent, to $11.2 million for the third quarter of 2012 compared to $7.4 million for the same period of 2011. This increase is primarily attributable to the increase in cemetery revenue, as previously noted, coupled with our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 520 basis points to 18.5 percent for the third quarter of 2012 from 13.3 percent for the same period of 2011.

Other

Corporate general and administrative expenses increased $0.5 million to $7.3 million for the third quarter of 2012, compared to $6.8 million for the same period of 2011. Due to the strong operating results for the third quarter of 2012, we increased our accrual for incentive compensation during the period. While we increased the accrual in the quarter, it is consistent with the incentive accrual for the nine months ended July 31, 2011.

Results for the third quarter of 2011 include $12.4 million related to the settlement of Hurricane Katrina insurance litigation. The settlement increased pre-tax earnings for the third quarter of 2011 by $12.4 million, net earnings by approximately $7.3 million and diluted earnings per share by $.08.

The effective tax rate for continuing operations for the quarter ended July 31, 2012 was 27.9 percent compared to 45.3 percent for the same period in 2011. The increased rate in the third quarter of 2011 was primarily due to a $1.6 million tax expense resulting from an increase in the valuation allowance for capital losses. In the third quarter of 2012, we recorded a tax benefit of $1.1 million resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio.

During the third quarter of 2012, we repurchased 1.0 million shares of our Class A common stock for $7.4 million under our stock repurchase program.

Preneed Sales into the Backlog

Net preneed funeral sales increased 6.6 percent during the third quarter of 2012 compared to the corresponding period in 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $41.0 million in net preneed funeral and cemetery merchandise and services sales (including $21.3 million related to insurance-funded preneed funeral contracts) during the third quarter of 2012 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $39.4 million (including $20.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2011. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

Funeral Operations

	Nine Months Ended July 31,
	2012	2011	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$202.0	$203.3	$(1.3)
Corporate Trust Management (1)	11.7	12.3	(.6)

Total Funeral Revenue	$213.7	$215.6	$(1.9)

Funeral Costs:
Funeral Home Locations	$160.0	$162.1	$(2.1)
Corporate Trust Management (1)	.7	.7	—

Total Funeral Costs	$160.7	$162.8	$(2.1)

Funeral Gross Profit:
Funeral Home Locations	$42.0	$41.2	$.8
Corporate Trust Management (1)	11.0	11.6	(.6)

Total Funeral Gross Profit	$53.0	$52.8	$.2

Same-Store Analysis for the Nine Months Ended July 31, 2012 and 2011

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2012	2011
0.5% (1)	(1.8)%	43.0%	42.6%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2012 and 2011 were $4.0 million and $3.6 million, respectively. Funeral trust earnings recognized in funeral revenue for the nine months ended July 31, 2012 and 2011 were $7.7 million and $8.7 million, respectively.

Funeral revenue declined $1.9 million, or 0.9 percent, to $213.7 million for the first nine months of fiscal 2012. This decline is primarily due to a 1.8 percent decrease in same-store funeral services, which we believe is generally consistent with industry-wide data in our markets, coupled with a $0.6 million decline in revenue related to trust activities. This decrease was partially offset by a 0.5 percent improvement in same-store average revenue per funeral service. In addition, we experienced a $0.6 million, or 5.1 percent, improvement in insurance commission revenue, primarily due to the increase in net preneed funeral sales. The cremation rate for our same-store operations was 43.0 percent for the nine months ended July 31, 2012 compared to 42.6 percent for the same period in 2011.

Funeral gross profit increased $0.2 million, or 0.4 percent, to $53.0 million for the first nine months of fiscal 2012 compared to $52.8 million for the same period of 2011, primarily as a result of our continuing focus on effectively controlling our costs. Funeral gross profit margin increased 30 basis points to 24.8 percent for the nine months ended July 31, 2012 from 24.5 percent for the same period of 2011.

Cemetery Operations

	Nine Months Ended July 31,
	2012	2011	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$165.8	$161.4	$4.4
Corporate Trust Management (1)	7.2	6.3	.9

Total Cemetery Revenue	$173.0	$167.7	$5.3

Cemetery Costs:
Cemetery Locations	$143.8	$144.2	$(.4)
Corporate Trust Management (1)	.7	.6	.1

Total Cemetery Costs	$144.5	$144.8	$(.3)

Cemetery Gross Profit:
Cemetery Locations	$22.0	$17.2	$4.8
Corporate Trust Management (1)	6.5	5.7	.8

Total Cemetery Gross Profit	$28.5	$22.9	$5.6

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2012 and 2011 were $4.6 million and $4.0 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the nine months ended July 31, 2012 and 2011 were $2.6 million and $2.3 million, respectively. Perpetual care trust earnings were $7.1 million and $6.0 million for the nine months ended July 31, 2012 and 2011, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $5.3 million, or 3.2 percent, to $173.0 million for the first nine months of fiscal 2012. We experienced an increase in cemetery property sales of $3.6 million, or 4.8 percent, compared to the first nine months of 2011. In addition, cemetery revenue increased primarily due to a $2.0 million increase in revenue related to trust activities and a $0.7 million improvement in the reserve for cancellations. These improvements were partially offset by a $1.2 million decline in finance charges as a result of reduced interest rates in this low interest rate environment.

Cemetery gross profit increased $5.6 million, or 24.5 percent, to $28.5 million for the first nine months of 2012, primarily attributable to the increase in cemetery revenue, as previously noted, coupled with our continuing focus on effectively controlling our costs. Cemetery gross profit margin improved 280 basis points to 16.5 percent for the first nine months of 2012 from 13.7 percent for the same period of 2011.

Other

Corporate general and administrative expenses increased $0.7 million to $20.2 million for the first nine months of 2012, compared to $19.5 million for the same period of 2011. During the first nine months of 2012, we experienced an increase in spending in continuous improvement and third-party growth initiatives, compared to the same period of last year.

Results for the nine months ended July 31, 2011 include $12.4 million related to the settlement of Hurricane Katrina insurance litigation. The settlement increased prior year’s pre-tax earnings by $12.4 million and net earnings by $7.3 million.

We recorded $2.9 million in restructuring and other charges during the first nine months of fiscal year 2012. This charge was primarily related to separation pay, termination benefits and a non-cash asset impairment due to the restructuring of the sales and operations of the organization, as well as a separate reduction in workforce associated with our ongoing continuous improvement initiative. For the three and nine months ended July 31, 2012, the decline in costs associated with the restructuring of our sales and operations, as well as our reduction in force are consistent with our previously announced expectations of approximately $10 million on an annual basis. For additional information, see Note 14 to the condensed consolidated financial statements included in Item1.

As a result of the prior year refinancing of our senior notes and revolving credit facility in April 2011, we recorded a $1.9 million charge for the early extinguishment of debt during the nine months ended July 31,2011.

The effective tax rate for continuing operations for the nine months ended July 31, 2012 was 32.7 percent compared to 39.9 percent for the same period in 2011. For the nine months ended July 31, 2012, we recorded a benefit of $2.1 million resulting from a reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio. During the nine months ended July 31, 2011, we recorded a benefit of $1.8 million resulting primarily from a reduction in the valuation allowance for capital losses associated with the positive performance of the trust portfolio. This benefit was partially offset by a $2.9 million one-time, non-cash charge to income tax expense, as a result of the revaluation of its Puerto Rican deferred tax assets due to a change in Puerto Rican tax legislation.

During the nine months ended July 31, 2012, we acquired a new funeral business. This acquisition was accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. The results of operations for this business, which are considered immaterial, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the condensed consolidated financial statements included in Item 1.

During the first nine months of 2012, we decided to hold one of our e-commerce businesses for sale with the results of its operations and the related impairment included in discontinued operations.

During the first nine months of 2012, we repurchased 2.9 million shares of our Class A common stock for $19.0 million under our stock repurchase program. As of July 31, 2012, we have $24.8 million remaining under our $125.0 million program.

Our weighted average diluted shares outstanding decreased to 86.6 million shares for the nine months ended July 31, 2012 compared to 91.1 million shares for the same period of 2011. The decrease is primarily a result of our stock repurchase program, which has yielded a positive impact on our earnings per share.

Cash and cash equivalents increased $12.4 million from October 31, 2011 to July 31, 2012 primarily due to cash provided by operations, offset by $19.1 million in purchases made under our stock repurchase program, $16.2 million in additions to property, plant and equipment and $10.0 million of dividends paid. Current deferred income taxes decreased $12.1 million from October 31, 2011 to July 31, 2012 primarily due to the utilization of net operating losses. Goodwill increased $2.5 million from October 31, 2011 to July 31, 2012 primarily due to an acquisition made in the second quarter of 2012. Cemetery property increased $4.7 million from October 31, 2011 to July 31, 2012 primarily due to the continued investments in numerous construction projects. Long-term deferred taxes increased $5.3 million primarily due to an increase in our federal alternative minimum tax. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the nine months ended July 31, 2012. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Accounts payable decreased $3.0 million from October 31, 2011 to July 31, 2012 primarily due to the timing of payables related to property, plant and equipment and inventory. Accrued payroll increased $1.2 million from October 31, 2011 to July 31, 2012 primarily due to the timing of the payroll at quarter end. Income taxes payable increased $2.9 million from October 31, 2011 to July 31, 2012, primarily due to an increase in our federal alternative minimum tax.

Preneed Sales into the Backlog

Net preneed funeral sales increased 13.4 percent during the nine months ended July 31, 2012 compared to the corresponding period in 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $117.8 million in net preneed funeral and cemetery merchandise and services sales (including $60.0 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2012 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $107.7 million (including $56.8 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2011. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

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

As of July 31, 2012, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $23.5 million Florida bond, was $125.7 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of July 31, 2012, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one-half cents per share to four cents per share. Dividends amounted to $10.0 million for the nine months ended July 31, 2012 compared to $8.7 million during the same period in fiscal year 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 2.9 million shares of our Class A common stock for approximately $19.0 million during the nine months ended July 31, 2012. In August 2012, we purchased an additional 0.5 million shares of our Class A common stock for approximately $3.2 million and as of August 31, 2012 had $21.5 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of or investments in death care or related businesses, construct funeral homes on existing cemeteries, cemeteries of unaffiliated third parties or in strategic locations, develop inventory including cremation projects, pay dividends and repurchase debt and stock are all attractive options. We believe that growing our organization through acquisitions and investments remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We are continuing to invest in further improving our business processes. We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 24 cremation projects, and we currently have 12 projects either under construction or expected to begin construction this fiscal year and approximately 20 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2012 and expect to spend approximately $10 million to $12 million in fiscal year 2012. Through the nine months ended July 31, 2012, we have spent $7.2 million to develop our cremation inventory projects. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. We are also continuing to look at ways to improve our organization and cost structure.

In August 2012, we received approval from the Internal Revenue Service for a change in tax accounting method resulting in the deferral of approximately $52 million in revenue, thereby increasing our net operating loss carryforward. This increase in the net operating loss will result in approximately $21 million of reduced future tax payments. We are continuing to review all of our tax accounting methods to determine opportunities to further improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 through 2012, which resulted in a combination of refunds and reductions of federal income tax payments totaling in excess of $100 million. Based on the currently approved changes, we expect to have federal net operating losses and certain tax credits which will allow us to have nominal federal cash taxes in fiscal years 2012, 2013 and 2014.

Cash Flow

Cash flow provided by operating activities for the first nine months of fiscal year 2012 was $58.7 million compared to $60.5 million for the same period of last year. During the first nine months of fiscal year 2012, we invested $16.2 million in several cemetery inventory development projects, compared to $11.6 million for the same period of last year. This spending includes a $7.2 million investment in our cremation inventory development projects during the first nine months of fiscal 2012, or a $5.2 million increase over the same period of last year. In addition, we experienced changes in working capital during the first nine months of fiscal year 2012, partly driven by the timing of trust withdrawals and deposits.

Our investing activities resulted in a net cash outflow of $18.7 million for the nine months ended July 31, 2012, compared to a net cash outflow of $21.3 million for the comparable period in 2011. The change is primarily due to the fact that we purchased two funeral and cemetery businesses for $9.1 million during the nine months ended July 31, 2011 compared to purchasing one funeral business for $3.0 million during the nine months ended July 31, 2012. For the nine months ended July 31, 2012, capital expenditures amounted to $16.2 million, which included $11.4 million for maintenance capital expenditures, $1.7 million for the construction of new funeral homes, $1.3 million related to the implementation of new business systems and $1.8 million for the purchase of land and a new building for an existing business. For the nine months ended July 31, 2011, capital expenditures were $15.7 million, which included $12.9 million for maintenance capital expenditures, $2.1 million for the construction of new funeral homes and $0.7 million related to the implementation of new business systems.

Our financing activities resulted in a net cash outflow of $27.6 million for the nine months ended July 31, 2012, compared to a net cash outflow of $28.7 million for the comparable period in 2011. Stock repurchases during the nine months ended July 31, 2012 amounted to $19.1 million compared to $15.6 million in the same period of 2011. Dividends paid increased from $8.7 million in the first nine months of fiscal year 2011 to $10.0 million in the first nine months of fiscal year 2012. In the second quarter of fiscal year 2012, we increased our quarterly cash dividend from three and one-half cents per share to four cents per share. During the nine months ended July 31, 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased and redeemed $200.0 million of 6.25 percent senior notes due 2013. We also paid $5.9 million in debt refinancing costs during the nine months ended July 31, 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	109.0	17.2	31.8	27.5	32.5
Operating and capital lease obligations (3)	30.7	1.5	8.7	5.7	14.8
Non-competition and other agreements (4)	1.2	0.1	0.5	0.4	0.2
Purchase obligation (5)	2.8	2.8	—	—	—

Total	$475.3	$21.6	$127.4	$78.7	$247.6

(1)

As of July 31, 2012, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 19 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments as of July 31, 2012 are $1.5 million, $4.8 million, $3.9 million, $3.1 million, $2.6 million and $14.8 million for the years ending October 31, 2012, 2013, 2014, 2015, 2016 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

(5)	This category represents a purchase obligation related to an agreement we entered into to purchase the land and building of an existing business that we currently lease.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of July 31, 2012.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$12.1	$12.1	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.6	$12.1	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.1 million as of July 31, 2012. As of July 31, 2012, we had net unrealized losses of $28.2 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.0 million; no charge has been recorded for these amounts as of July 31, 2012.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of July 31, 2012, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of July 31, 2012 consist of the following items:

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

Quantitative and qualitative disclosure about market risk is presented in Item 7A in our 2011 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2011. There have been no material changes in the Company’s market risk from that disclosed in our 2011 Form 10-K. For a discussion of fair market value as of July 31, 2012 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
May 1, 2012 through May 31, 2012	—	$—	—	$32,194,032
June 1, 2012 through June 30, 2012	59,000	$6.79	59,000	$31,793,235
July 1, 2012 through July 31, 2012	964,557	$7.29	964,557	$24,765,345

Total	1,023,557	$7.26	1,023,557	$24,765,345

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of July 31, 2012, we had repurchased 14.8 million shares for $100.2 million at an average price of $6.75 per share since the inception of the program in 2007. In August 2012, we repurchased an additional 0.5 million shares for $3.2 million at an average price of $6.92 per share and, as of August 31, 2012, had $21.5 million remaining available under the program.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of September 8, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.1	Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective June 1, 2012

10.2	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description

10.3	Amendment No. 3 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 20, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101

The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 5, 2012	/s/ Lewis J. Derbes, Jr.
Lewis J. Derbes, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

September 5, 2012	/s/ Angela M. Lacour
Angela M. Lacour
Senior Vice President of Finance
and Chief Accounting Officer

Exhibit Index

10.1	Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective June 1, 2012

10.2	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description

10.3	Amendment No. 3 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 20, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101

The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.