Form 10-K
period 2012-10-31
STEWART ENTERPRISES INC
filed 2012-12-17
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2012 was approximately $471,000,000.

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of November 30, 2012, was 81,234,091 and 3,555,020, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement in connection with the 2013 annual meeting of shareholders are incorporated in Part III of this Report.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

Cautionary Note

This annual report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in “Risk Factors” Item 1A. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

Item 1. Business

Operations

Founded in 1910, Stewart Enterprises, Inc. (the “Company”) is the second largest provider of funeral and cemetery products and services in the death care industry in the United States. Through our subsidiaries, we provide a complete range of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2012, our operations included 217 funeral homes and 141 cemeteries in 24 states within the United States and in Puerto Rico.

General. We believe that we operate one or more of the premier death care facilities in each of our principal markets, which are primarily in larger metropolitan areas in the Southern, Western, Mid-Atlantic and Mid-Western states. In our view, a “premier” facility is one that is among the most highly regarded facilities in its market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and/or potential for development or expansion. While funeral homes and cemeteries in the United States perform an average of approximately 130 funerals and 140 burials per year, our facilities perform an average of approximately 250 funerals and 320 burials per year. In addition, approximately 42 percent of our properties are located in California, Florida and Texas, which are three of the four states with the highest populations over age 65, an age group that represents a large portion of our target market.

We operate most of our funeral homes and cemeteries in “clusters.” Clusters are groups of funeral homes and cemeteries located close enough to one another that their operations can be integrated to achieve economies of scale. For example, clustered facilities can share vehicles, embalming services, crematories, inventories of merchandise and, most significantly, personnel, including preparation and prearrangement sales personnel; thus, we are able to reduce our costs and expand our sales and marketing effectiveness at each location. By virtue of their proximity to one another, clustered facilities also create opportunities for more integrated and sophisticated management.

Funeral operations. Our funeral homes offer a complete range of funeral and cremation services and products both at the time of need and on a preneed basis. Our services and products include family consultation, removal and preparation of remains, the use of funeral home facilities for visitation, worship and funeral services, transportation services, flowers and caskets. Most of our funeral homes have a non-denominational chapel on the premises, which allows family visitation and religious services to take place at the same location. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third party insurers when we act as an agent on the sale of the policies. Funeral operations accounted for 55 percent of our revenues for fiscal year 2012.

Cemetery operations. Our cemetery operations sell cemetery property and related merchandise, including lots, lawn crypts, family and community mausoleums, monuments, markers and burial vaults, and also provide burial site openings and closings and inscriptions. We also provide cremation memorialization options including columbariums, cremation niches and cremation gardens. Cemetery property and merchandise sales are made both at the time of need and on a preneed basis. We also maintain cemetery grounds under cemetery perpetual care contracts and local laws. Cemetery operations accounted for approximately 45 percent of our revenues for fiscal year 2012, which is a significantly larger percentage than either of our two largest competitors. We believe this is a competitive advantage because families generally return to the same cemetery for multiple generations to bury family members, and the barriers to entry for cemeteries are significant. Cemetery property often becomes an important part of a family’s heritage, and family members who relocate are often returned to their home cemetery to be buried. We build on our relationships with our cemetery customers by offering additional cemetery property to family members and by offering related products and services such as cemetery merchandise and funeral services at one of our funeral homes located either on the cemetery grounds or nearby. Approximately 38 percent of our total cemetery acreage is available for future development.

Combination funeral home and cemetery operations. Approximately 48 percent of our cemeteries have a funeral home onsite that is operated in conjunction with the cemetery, which we refer to as a combination operation. We believe combination operations represent a competitive advantage because they offer families the convenience of complete death care services at a single location. A family that is planning a burial in one of our cemeteries often perceives our onsite funeral home to be a more desirable location for funeral services than an unaffiliated offsite funeral home nearby. Thus, the call volume of the funeral home is enhanced by the heritage of the cemetery, and, over time, the volume of cemetery events increases as well. In addition, combination operations enhance our purchasing power, enable us to employ more sophisticated management systems and allow us to share facilities, equipment and personnel, including a preneed sales force, resulting in lower average operating costs and expanded marketing and sales opportunities. As a result, our combination operations usually generate higher operating margins compared to our stand-alone funeral homes and cemeteries. In addition to our combination operations, approximately 36 percent of our non-combination cemeteries are located within the same market as, and operated in conjunction with, one or more of our nearby funeral homes.

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

In 1997, we entered into lease agreements with the Archdiocese of Los Angeles pursuant to which we constructed and now operate six funeral homes on the sites of cemeteries owned and operated by the Archdiocese. The leases, which we account for as operating leases, expire in 2039, and we do not have an option to renew. In October 2007, we further expanded our relationship with the Archdiocese of Los Angeles and entered into a contract to manage the preneed sales at eleven of the Archdiocese of Los Angeles cemeteries.

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

Preneed arrangements. We believe that we are distinguished from many of our competitors by our strong emphasis on, and more than 60-year history of experience with, preneed sales. Preneed plans enable families to specify in advance and prepay for cemetery property and funeral and cemetery products and services. Some of these preneed sales are funded by insurance arrangements and some by trust and escrow accounts. We market our preneed properties, products and services through a full-time staff of approximately 900 family service and preneed specialists. We estimate that as of October 31, 2012 and October 31, 2011, the future value of our preneed backlog of funeral and cemetery products and services represented approximately $1.8 billion and $1.7 billion, respectively, of revenue to be recognized in the future as these prepaid products and services are delivered. Our methods for calculating the future value of our preneed backlog are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

In April 2012, after a comprehensive evaluation of our approach to sales, we announced a restructuring of our preneed sales force, with goals of providing more effective sales management and better opportunities for our sales counselors, and reducing turnover. By accomplishing these goals, we believe the customer experience will improve and lead to improving sales volume. We eliminated layers of sales management and redefined our sales roles. We created the position of vice president of sales effectiveness, and promoted one of our experienced sales executives to work with our managers to improve sales strategies, mentoring, training and recruiting. In December 2012, we will complete the restructuring by instituting a new compensation structure for our customer-facing sales force. The combined effect of this restructuring has been projected to reduce costs by approximately $5 million on an annual basis.

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

Trusts and escrow accounts. Because preneed services or merchandise will be provided in the future, most states require that all or a portion of the customer payments under preneed contracts be placed into trust accounts. Generally, the earnings on and principal of the amounts placed in trust are not withdrawn until the underlying service or merchandise is delivered. In addition, pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales (interment rights) is deposited into perpetual care trusts. The income from these trusts is used to defray the cost of maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. Accordingly, we maintain three types of trusts and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. Differing state laws govern preneed sales, including matters such as required deposits, permitted withdrawals and customers’ rights regarding contract cancellation, and generally require prudent investment of trust assets. Because of our focus on preneed sales and related trusting activities that accompany selling preneed, our business is impacted by changes in financial markets. For a discussion of the impact of financial market conditions on our trusts and related financial results, see “Risk Factors” in Item 1A. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and Notes 4, 5 and 6 to the consolidated financial statements included in Item 8.

We believe that the balances in our trusts and escrow accounts, along with expected future earnings on the balances, insurance proceeds and installment payments under contracts will be sufficient to cover our estimated cost of providing the related preneed services and merchandise in the future. For additional information, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Generally, our wholly-owned subsidiary, Investors Trust, Inc. (“ITI”), a Texas corporation with trust powers, serves as investment advisor for our preneed funeral and cemetery merchandise and services trust and escrow accounts (“preneed trusts”) and our cemetery perpetual care trusts and escrow accounts. ITI provides investment advisory services for a fee based on the market value of the assets in the trust. Under state trust laws, we are allowed to charge the trusts a fee for managing the investment of the trust assets. We have elected to perform these services in-house, and the fees are recognized as income as the services are provided. For additional information, see Note 21 to the consolidated financial statements included in Item 8. ITI is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940. As of October 31, 2012, ITI managed assets with a market value of approximately $854.1 million. Lawrence B. Hawkins, one of our executive officers and a professional investment manager, serves as President of ITI. The Investment Committee of our Board of Directors has adopted an investment policy statement that provides guidance on asset allocation and investment quality requirements, emphasizes diversification and balances long-term growth objectives with the need for current income. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match inflation plus a reasonable return. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Personalization. Our market research indicates that consumer preferences are shifting towards more personalized memorial services and merchandise for traditional burials as well as cremations. In response to these changing preferences, we trained our employees interacting with preneed and at-need customers company-wide to be more proficient in their ability to offer our customers a broad range of options, stressing our ability to design a personalized service that reflects the special interests and accomplishments of the deceased. We also changed the way our product offerings are displayed at our locations, making it easier for our customers to appreciate the many options available to them. We implemented a custom funeral planning program in all of our funeral homes and refresh the process periodically in order to keep our professionals up-to-date on our wider selection of merchandise and services. We hope through this program to provide greater value to our families, leading to higher revenue per event and improved customer satisfaction.

Enhanced cremation offerings. A significant trend in the United States is an increasing preference of consumers for cremation. In fiscal years 2012, 2011 and 2010, 43 percent, 43 percent and 42 percent, respectively, of the funeral services we performed in our operations were cremations. According to industry estimates, 41 percent of funeral services in the United States during 2010 resulted in cremations, and cremations are expected to represent 57 percent of funeral services in the United States by the year 2025. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on customization and memorialization. For example, in addition to a personalized memorial service to celebrate the life of the deceased, an enhanced cremation may include a casket, an urn and a niche in a mausoleum or columbarium in which to place the remains, or a memorial in one of our cremation gardens.

Beginning in fiscal year 2010, we intensified our efforts to offer services, merchandise and memorialization options specifically tailored to the cremation consumer. We hired a senior vice president of cremation with extensive industry and cremation experience. We standardized and sourced a core line of cremation merchandise offerings, such as urns and cremation containers, and trained our employees to anticipate and address the needs of cremation consumers. During this process, we recognized that many of our cremation families desired a more attractive permanent place for their loved ones’ cremated remains, and unique and lasting memorialization. In response, we began implementing a plan to augment substantially the cremation memorialization choices we offer in our cemeteries. Our goal was to develop a destination specifically for the cremation consumer by creating tranquil cremation gardens in our cemeteries that include beautiful landscaping and winding pathways. The gardens also include flowing water features, lighting, music and committal shelters for reflection and celebration, and specially designed spaces that capture the local passions of the people that live in those communities. Families can choose to create a permanent cremation memorial (with or without the cremated remains) in a variety of ways, some of which include unique columbaria, cremation benches, granite monuments, hand-carved pedestals and family estates, among other options. We also expanded and augmented the cremation memorialization alternatives in our mausoleums, including constructing new marble interiors and installing new lighting, statues and glass-front niches. In San Francisco and Orlando, we built new free standing state-of-the-art columbarium buildings with glass-front niches, stained glass features and bronze sculptures that are designated exclusively for cremation consumers. As of October 31, 2012, we had completed 31 cremation gardens and other cremation memorialization projects, had 4 projects under construction, and more than 20 additional projects under feasibility review. In addition, during fiscal year 2012, we began a program to upgrade and modernize our crematories. We intend to be the premier provider of products and services to the cremation consumer.

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

Management. We have an experienced management team. Many of our regional managers owned and operated their own funeral homes and cemeteries and joined us when we acquired their business. In addition, we have a senior management team with experience both in the industry and outside of the industry, which we believe allows us to introduce innovations effectively and improve the efficiencies of our existing businesses. In 2012, we realigned our regional management to better integrate operations and sales, such that there is now one regional vice president responsible for funeral and cemetery operations and sales in each region. We believe that this approach will lead to more effective management of our rooftop locations, improve our ability to serve families, increase our profitability and enhance the customer experience.

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

Continuous improvement. For many years, we have focused on streamlining, standardizing and automating our processes and improving our technologies, with goals of achieving cost efficiencies, improving productivity and enhancing our customer’s experience. In 2008, we established a Continuous Improvement department to focus solely on these efforts. Among other things, we have standardized our contracts and contract processing systems, which has resulted in a reduction in the time and expense involved in accurately recording preneed contracts. Our efforts over the last several years have enabled a reduction in our administrative headcount. In addition, in April 2012, there was a reduction in workforce of approximately 60 employees, primarily in corporate support services. In addition, in April 2012 we announced a restructuring of our organization to better integrate operations and sales. We are also in the process of implementing technologies that will enable us to interface more effectively with customers. As we look for opportunities for growth, we expect to leverage the efficiencies that we have gained.

Financial information about industry and geographic segments. For financial information about our industry segments for fiscal years 2012, 2011 and 2010, see Note 21 to our consolidated financial statements included in Item 8.

Business Strategy

Our business strategy aims to improve our revenues, profitability and cash flow by implementing our long-term strategic plan, which has three components: our Growth initiative, our Continuous Improvement initiative and our Cash Flow Deployment initiative.

Improve revenues and profitability through our Growth initiative. This initiative is designed to grow revenue and profitability through organic growth and growth through acquisitions. In order to grow organically, we are focused on increasing funeral service revenue and calls, expanding our cremation initiative, improving preneed sales and our trust performance and developing new third-party relationships. We are also concentrating on capturing appropriate acquisition opportunities.

Increase at-need funeral service revenue and call volume. In order to grow our at-need funeral service revenue and call volume, and gain market share, we have enhanced training for customer-facing employees and emphasized our goal of providing exceptional customer service. We have continued to refine our packages and developed technology to assist in the arrangement process to show all options to every family with the ultimate goal of improving the customer experience. We have expanded our engagement with and visibility in our communities, including by being active in community organizations and offering community seminars.

Increase cremation revenue. We are focused on growing our cremation revenue in both our funeral and cemetery business. Currently, 43 percent of our funeral events are cremations, while only 19 percent of our cemetery events are cremations. We view this as a significant opportunity and are developing and offering expanded memorialization options in our cemeteries. For a discussion of our recent efforts to increase our cremation revenue, see “Operations - Enhanced cremation offerings.”

Improve preneed sales and trust performance. Another of our strategic priorities is to increase our preneed cemetery property and funeral sales volume. In April 2012, we announced a comprehensive organizational restructuring involving the integration of our management of operations and sales, and complete restructuring of our sales force. We realigned our geographic regions and appointed one regional vice president who is now responsible for funeral and cemetery operations and sales in each region. Formerly, we had different managers responsible for operations and sales. We believe that this new approach will lead to more effective management of our rooftop locations, improve our ability to serve families, increase our profitability and enhance the customer experience.

In addition, we engaged in a complete redesign of our sales organization. We eliminated layers of sales management and redefined our sales roles. We created the position of vice president of sales effectiveness, promoting one of our experienced sales executives to work with our managers to improve sales strategies, mentoring, training and recruiting. We believe that our new sales organization will result in more effective sales management, provide better opportunities for our sales personnel and lower sales force turnover. By accomplishing these goals, we believe the customer experience will improve and lead to improving sales volume. We also implemented Customer Relationship Manager software to better manage all contacts, appointments, presentations and sales, and implemented a new automated contract system, allowing personnel to spend more time interacting with families and less time manually completing contracts. We implemented these new measures after a careful planning process, working with an independent sales management consulting firm with expertise in sales force design, and were able to capitalize on many of the administrative and technological efficiencies gained through our continuous improvement initiative. Ultimately, we believe these changes will improve our customers’ experience and lead to increased preneed sales.

We are focused on achieving more consistent trust performance by better diversifying our trust portfolio. Currently, 25 percent of our portfolio is invested in asset classes that were not represented in our trusts just three years ago, such as real estate investment trusts, high yield mutual funds and master limited partnerships, among others. We have been investing in proportionately more exchange traded/index funds and fewer individual equities. We continuously evaluate our investment strategies to maintain an asset allocation that provides consistent returns with appropriate risk. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match inflation plus a reasonable return.

Establish third-party relationships; expand through acquisitions. We also continue our efforts to develop strategic partnerships with third-party and faith-based organizations, and continue to seek to grow through acquisitions. Our third-party relationships take a significant amount of time and effort to establish, but can result in substantial, long-term profitable relationships once established. In addition, we actively seek out acquisition opportunities and evaluate opportunities presented to us. We target larger businesses that are typically combination operations or businesses that will benefit from our existing infrastructure. We have maintained our pricing discipline, and have closed on four acquisitions totaling approximately $15.3 million during fiscal years 2011 and 2012.

Increase efficiencies and profit margins through our Continuous Improvement initiative. Our Continuous Improvement initiative aims to eliminate waste and inefficiency, produce more timely and accurate information for management and improve productivity over time. This includes embracing technology, standardized training and cost reduction initiatives. For additional information, see “Operations-Continuous improvement.”

Augment shareholder returns through our Cash Flow Deployment initiative. We continuously analyze optimal ways to deploy our cash flow to improve shareholder returns. During the last five fiscal years, we have generated more than $60 million each year in cash flow from operations. As an indication of our board’s confidence in the strength of our balance sheet and ability to continue to generate cash flow, our board increased our annual cash dividend by 14 percent to $.16 per share in March 2012; our annual dividend rate has increased from $.10 per share in 2009 to $.16 per share currently. Twice during fiscal year 2011, our board increased the availability under our current stock repurchase program, for a total increase of $50 million. We repurchased 4.0 million shares of our Class A common stock under our stock repurchase program for approximately $27.4 million during fiscal year 2012. For the last three fiscal years, our stock repurchases totaled approximately $60.0 million and reduced the number of shares of Class A common stock outstanding by 10 percent. During fiscal years 2009 and 2010, we repurchased $118.5 million principal amount of our outstanding senior convertible notes at $26.5 million less than face value, producing $3.8 million of annual cash interest savings. In fiscal year 2012, we completed the acquisitions of two businesses for $6.2 million, and in the past two fiscal years, acquisitions have totaled $15.3 million. We will continue to evaluate the use of our cash to make acquisitions, pay dividends, repurchase debt and stock, invest in our strategic initiatives and construct funeral homes on cemeteries of unaffiliated third parties or on our own strategic locations, with a view towards choosing the best opportunities to enhance long-term shareholder value.

The Death Care Industry

Industry consolidation. Death care businesses in the United States have traditionally been relatively small, family-owned enterprises that have passed through successive generations. The decade of the 1990s witnessed a trend of family-owned firms consolidating with larger organizations, but this trend slowed dramatically in 1999. As the number of consolidators participating in the acquisition market declined, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 80 percent of industry revenue being generated by independently-owned operations. We estimate that our industry, which consists of approximately 20,000 funeral homes and 10,500 cemeteries in the United States, collectively generates approximately $15 billion in annual revenue.

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

During the 1990s, we grew rapidly primarily through acquisitions of funeral homes and cemeteries both domestically and abroad, financed by new equity and debt. We ceased our acquisition activity in 1999 and developed strategies for improving our cash flow and reducing/restructuring debt. During fiscal years 2000 through 2003, we completed our transitional strategies of improving our cash flow, restructuring and reducing our debt and selling our foreign assets. During fiscal years 2004 through 2007, we sold underperforming assets, refinanced and further reduced our debt and implemented new strategies to improve operations. During fiscal years 2008 through 2012, we focused on our new long-term strategic plan and on implementing new business systems to further improve operations. We believe, at the appropriate pricing, that growing our organization through acquisitions remains an important business strategy, as it will enable us to enjoy the synergies and economies of scale from our existing infrastructure.

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

Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady, moderate pace over the long-term. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1 percent per year, from 2.5 million in 2010 to 3.1 million in 2025. Furthermore, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population over 50 years of age is expected to increase by approximately 1.6 percent per year, from 98.6 million in 2010 to 125.0 million in 2025. In addition, the United States population over 65 years of age is expected to increase by approximately 3.1 percent per year, from 40.2 million in 2010 to 63.5 million in 2025. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements.

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

Competition

Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral home and cemetery firms. We also compete with monument dealers, casket retailers, low-cost funeral providers and crematories, and other non-traditional providers of services or products. Discount retailers have begun marketing caskets at prices that are sometimes substantially lower than what we offer. Consumers can also now buy caskets in funeral supply stores or other general retail establishments and directly from manufacturers, as well as over the Internet. Market share for funeral services and cemetery property is largely a function of goodwill, family heritage and tradition, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Market share for funeral and cemetery merchandise is largely a function of price. Extensive marketing through media advertising, direct mailings and personal sales calls has increased in recent years, especially with respect to the sale of preneed funeral services.

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

On March 3, 2011, Representative Bobby L. Rush (D.-Ill.) and eleven co-sponsors introduced H.R. 900, The Bereaved Consumers’ Bill of Rights of 2011 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was referred to the Subcommittee on Commerce, Manufacturing and Trade on March 11, 2011 and no further action has been taken. We cannot accurately predict the effect this legislation might have on us if passed.

Our operations are also subject to extensive regulation, supervision and licensing under numerous federal, state and local laws and regulations. For example, state laws impose licensing requirements for funeral homes and funeral directors and regulate preneed sales including our preneed trust activities. Our embalming and cremation facilities are subject to stringent environmental and health regulations. We have a department that monitors compliance, and we believe that we are in substantial compliance with the Funeral Rule and all such laws and regulations. Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material effect on our operations and on the death care industry in general. We cannot accurately predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.

Employees

As of October 31, 2012, we employed approximately 4,800 persons (including approximately 3,700 full-time employees), and we believe that we maintain a good relationship with our employees. Approximately 140 of our employees are represented by labor unions or collective bargaining units.

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

Because of our preneed sales activities and the related state trusting requirements that accompany preneed sales, our business is impacted by changes in financial markets. We maintain three types of trusts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services (together with the preneed funeral merchandise and services trusts, “preneed trusts”) and (3) cemetery perpetual care. Our trust assets are generally invested in a mix of equity and fixed-income securities, and dividend and interest rates and investment gains and losses are affected by financial market conditions that are not necessarily within our control. Generally, declines in market performance reduce the earnings in our trusts and reduce our earnings and cash flow. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise in the future and result in there being less funds available to defray the costs of cemetery maintenance. Any such deficiency would have to be covered by operating cash flow, which could have a material adverse effect on our financial position and results of operations. In addition, our subsidiary, ITI, earns trust management fees based on the fair market value of the trusts managed; therefore, declines in the fair market value of the assets in the trusts decrease the amount of fees we collect and earn for trust management.

In fiscal years 2008 through 2012 cemetery perpetual care trust earnings, preneed trust earnings and ITI trust management fees comprised 7 percent, 6 percent, 6 percent, 6 percent and 7 percent of our revenue, respectively, and 36 percent, 31 percent, 30 percent, 31 percent and 30 percent of our gross profit, respectively. During fiscal year 2008 and the first quarter of fiscal year 2009, we experienced significant declines in the market value of our trust portfolio, consistent with overall market declines during that time period. During fiscal years 2008 through 2012, our preneed trusts experienced a total return (loss) of (29.5) percent, 15.4 percent, 14.2 percent, 4.4 percent and 11.4 percent, respectively, and our cemetery perpetual care trusts experienced a total return (loss) of (25.9) percent, 19.9 percent, 15.1 percent, 4.9 percent and 13.2 percent, respectively.

Declines in our perpetual care trust earnings and in revenue for fees we earn for managing our trusts impact current revenue, while realized earnings and losses on preneed trust investments are allocated to the underlying contracts and recognized as revenue as the underlying products or services are delivered. During fiscal years 2008 through 2012, we recognized $38.1 million, $29.3 million, $30.7 million, $32.9 million and $34.5 million in revenue from trust-related activities, respectively. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, during fiscal year 2008, we realized aggregate net losses in our trusts, and during the fourth quarter of fiscal year 2011, we recorded impairment charges in our trusts, which will negatively impact our revenues and gross profit in future years. If market conditions further deteriorate or we experience additional realized losses, trust-related revenue would further decrease, and the decrease could be material. We believe that our trust investments will appreciate in value over the long-term. However, whether they will appreciate and over what time period cannot be predicted with any certainty.

Additional information regarding our trusts and related risks are described in the risk factors that follow.

Earnings in preneed trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower future revenues, earnings and cash flows.

Declines in earnings in our preneed trusts can cause a decline in our reported future revenues, earnings and cash flows. With respect to these trusts, we defer recognition and generally withdrawal of dividends, interest income and realized gains until the underlying product or service is delivered. Realized gains and losses generally have no immediate impact on our revenues, margins, earnings or cash flow, except to the extent there are tax consequences as described later in these risk factors. Dividends, interest income and realized gains and losses are allocated to the underlying contracts and will affect the amount of future revenue recognized, and cash withdrawn, at the time the specific contract is performed. In our preneed trusts, at October 31, 2012, the fair market value of the investments in the trusts of $593.5 million was $68.5 million lower than our cost basis of $662.0 million. In most of our trusts, unrealized gains and losses are not allocated to individual contracts, in accordance with our trust agreements; however, as gains and losses are realized, they are allocated to the underlying contracts and will affect the amount of earnings we recognize and cash we withdraw at the time the contracts are ultimately performed. Thus, significant unrealized losses in these trusts, if they do not recover over time, can limit future earnings available to us. Although we have significant unrealized and unallocated losses in our trust portfolio, as of October 31, 2012, we also had $187.1 million in earnings that have been previously realized and allocated to contracts that we will recognize in the future as the underlying contracts are performed. For fiscal years 2008 through 2012, funeral trust earnings included in our reported revenue amounted to $13.2 million, $11.3 million, $11.3 million, $11.4 million and $9.9 million, respectively, and cemetery merchandise and service trust earnings amounted to $4.2 million, $3.2 million, $2.6 million, $2.9 million and $3.3 million, respectively.

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

Realized capital losses in preneed trusts for which we are the grantor, if we have insufficient offsetting gains, can cause increases in our current period effective tax rate, a reduction of our current period reported net earnings and a reduction in operating cash flows in future periods.

Approximately 60 percent of the October 31, 2012 fair market value of our preneed trusts are trusts for which the Company is the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. For fiscal years 2008 through 2012, the trusts for which we are the grantor incurred net gains (losses) subject to valuation allowance analysis of ($23.5) million, ($5.1) million, ($1.0) million, $10.0 million and $3.5 million, respectively.

Realized capital losses in the trusts for which we are the grantor, if we have insufficient offsetting gains, may require us to record a valuation allowance against the related deferred tax asset, which increases our current period effective tax rate and reduces our current period reported net earnings. During fiscal year 2008, we recorded a tax valuation allowance of $7.4 million related to capital losses realized in our preneed trusts for which we are the grantor for tax purposes. We recorded an additional $0.4 million tax valuation allowance in fiscal year 2009 and were able to subsequently reduce this allowance by $1.8 million in fiscal year 2010, $1.0 million in fiscal year 2011 and $2.1 million in fiscal year 2012. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate capital gains in the future to offset the capital loss during the carry forward period (which is limited to five years), when we perform the contract, we will pay higher taxes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all earnings in customer grantor trusts are ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.

As of October 31, 2012, we had approximately $55.7 million remaining in unrealized losses for tax purposes in trusts for which we are the grantor; hypothetically, if all of these losses were realized at once, this would have resulted in an additional valuation allowance of approximately $22.8 million, assuming a projected tax rate of 41 percent. We currently have only a limited amount of embedded gains in our trusts. Also, we have utilized all previous capital gains recorded in tax year 2008 and prior tax years to offset prior capital losses. Accordingly, if we experience additional realized losses in these trusts and do not have or expect to have future capital gains available (within or outside the trusts) to offset these losses, we would record an additional valuation allowance and related reduction of net income.

Earnings in cemetery perpetual care trusts may be reduced by declines in stock and bond prices and will be reduced by declines in interest and dividend rates, resulting in lower current and potentially future revenues, earnings and cash flows. In addition, we may be required to fund realized net capital losses in these trusts, which would have a negative effect on our earnings and cash flow.

Pursuant to cemetery perpetual care contracts and laws, a portion, generally 10 percent to 15 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. The income from these trusts, which have been established in most jurisdictions in which we operate cemeteries, is used for maintenance of those cemeteries, but the corpus must generally be held by the trust in perpetuity. The statutory provisions that create and regulate these trusts differ from state to state, as do the regulatory interpretations of the provisions. The trusts are reviewed regularly by the respective state regulatory authorities.

We recognize currently all dividend and interest income earned and, in states where it is permitted, realized net capital gains generated by cemetery perpetual care trusts. The cash withdrawn is used to defray the costs of cemetery maintenance. Therefore, declines in these eligible distributable earnings in cemetery perpetual care trusts would cause a decline in current earnings and cash flows. Likewise, sustained declines in these earnings would reduce future revenues and cash flows and would require cash flow from other sources to continue to maintain our cemeteries at the level necessary to satisfy our customers. For fiscal years 2008 through 2012, earnings in these trusts contributed $10.7 million, $6.8 million, $7.4 million, $8.6 million and $9.6 million, respectively, to cemetery revenue.

In our cemetery perpetual care trusts, at October 31, 2012, the fair market value of our investments of $262.7 million was $14.6 million lower than our cost basis of $277.3 million. If we realize losses in our cemetery perpetual care trusts and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trust to cover the net realized loss or may require us to stop withdrawing earnings until future earnings cover the net realized loss.

In those states where we have withdrawn realized net capital gains in the past, regulators may seek replenishment of the realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. As of October 31, 2012, $12.0 million was recorded for the estimated probable funding obligation. We are currently utilizing some of the amounts that could be withdrawn from the trusts to satisfy our funding obligation resulting from previously realized capital losses. As of October 31, 2012, we had net unrealized losses of $16.6 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs.

In those states where realized net capital gains have not been withdrawn, due to the different laws and our trust agreements in those states, we do not believe that we will be required to replenish the realized net capital loss, and have not recorded a funding obligation; however, it is possible that regulators may disagree with our conclusion, and future funding obligations may exist. As of October 31, 2012, the realized net capital loss in these trusts was $2.0 million, and the unrealized gain was $2.0 million.

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

The fees that our subsidiary, ITI, earns for managing the trusts are based on the fair market value of the trusts as determined by quoted market prices. Thus as market values decline, the earnings ITI generates and the cash we withdraw for managing the trusts is also reduced. During fiscal years 2008 through 2012, ITI trust management fees collected were approximately $10.0 million, $8.0 million, $9.4 million, $10.0 million and $11.7 million, respectively.

Our trust portfolio has a significant concentration in the financial services sector, which may be more susceptible to additional adverse impact from the current economic environment.

As of October 31, 2012, approximately 11 percent of our preneed trust portfolios and 18 percent of our cemetery perpetual care trust portfolios were invested in issuer specific investments in the financial services sector. We may have other investments in this sector through our mutual fund holdings. For the issuer specific financial services sector concentration in the preneed trust portfolio, approximately 60 percent was invested in preferred stock, 16 percent in fixed-income securities and 24 percent in common stock investments. Unrealized losses in the financial services sector represented 3 percent of the total unrealized losses of $84.2 million in our preneed trust portfolio. For the issuer specific financial services sector concentration in the cemetery perpetual care trust portfolio, approximately 66 percent was invested in preferred stock, 21 percent in fixed-income securities and 13 percent in common stock investments. Unrealized losses in the financial services sector represented 5 percent of the total unrealized losses of $24.0 million in our cemetery perpetual care trust portfolios.

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

A reduction in corporate federal tax rates could result in a significant non-cash charge to earnings.

As of October 31, 2012, we had approximately $87.9 million of net deferred tax assets. If corporate federal tax rates are reduced by Congress, we could incur a significant non-cash charge to earnings.

A weakened economy could decrease preneed sales. A reduction in discretionary spending could also decrease amounts at-need customers are willing to pay, and could cause third-party insurance providers that fund our insurance-funded preneed funeral contracts to experience financial difficulties.

A weakened economy that causes customers to reduce discretionary spending could cause, and we believe has caused, declines in preneed sales, and could also decrease the amounts at-need customers are willing to pay. Declines in preneed cemetery property sales and average revenue per at-need event would reduce current revenue. Declines in preneed funeral and cemetery service and merchandise sales would reduce our backlog and could reduce our future revenues and market share. A weakened economy could also impact our customers’ ability to pay, causing increased delinquencies, increased bad debt and decreased finance charge revenue which would reduce future earnings and cash flow. A weakened economy could also increase costs related to sales force turnover.

Some of the preneed funeral contracts we sell are funded by life insurance or annuity contracts issued by third-party insurers. The net amount of these contracts that have not been fulfilled as of October 31, 2012 was $600.9 million. These contracts are not reflected in our consolidated balance sheet, but we include them when we discuss our anticipated “backlog” or anticipated future revenue from preneed funeral sales. Approximately 73 percent of these contracts have been funded by Forethought Life Insurance Company (“Forethought”). If Forethought or any other insurance companies that have issued policies to our customers experience financial difficulties, our potential future revenue associated with these contracts, and commissions we would receive from selling these types of contracts in the future, could be at risk. For a discussion of our revenue recognition policies for insurance-funded preneed funeral contracts, see Note 2(i) to our consolidated financial statements included in Item 8.

The organizational restructuring designed to better integrate operations and sales and to redesign our sales organization, implemented during the latter part of fiscal year 2012 and the beginning of fiscal year 2013, may not achieve our projected cost savings or may result in reduced sales.

As discussed in “Business-Business Strategy,” in April 2012, we announced an organizational restructuring. The organizational changes include a restructure of the sales organization and realignment of our geographic regions and regional management to better integrate operations and sales. The changes implemented during fiscal year 2012 primarily impacted sales management. During the beginning of fiscal year 2013, we are implementing changes that primarily impact our customer-facing sales force, including changing our compensation structure. The combined effect of this restructuring has been projected to reduce costs by approximately $5 million on an annual basis. We also intend for it to produce a more effective sales force, increase our sales and enhance the customer experience. However, the restructuring may not have the outcomes that we anticipate.

Continued economic weakness and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.

As of October 31, 2012, goodwill amounted to $249.6 million, consisting of $200.9 million in the funeral segment and $48.7 million in the cemetery segment. Our cemetery segment tends to be more sensitive to goodwill impairments because it has a heavier reliance on preneed sales that are impacted by changes in consumer sentiment and customer discretionary income. If current economic conditions worsen causing decreased revenues and increased costs or if the current economic conditions result in additional companies in which the trust portfolio is invested in filing for bankruptcy, we may have a triggering event which could result in further goodwill impairments.

Servicing our debt will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. We have a senior secured revolving credit facility due in 2016, on which no amounts were drawn as of October 31, 2012, and $331.5 million in fixed-rate long-term debt becoming due in 2014 through 2019. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under our senior secured revolving credit facility will be sufficient to meet our debt service and other cash requirements for the foreseeable future, although we will need to refinance the senior secured revolving credit facility and other long-term debt as they become due. Our ability to generate cash, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors some of which are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our meeting the financial covenants in our debt agreements. Our business may not generate cash flow from operations, and future borrowings may not be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Our same-store funeral call volumes have not increased for a number of years due to many factors, such as the number of deaths and competition in our markets, our ability to identify changing consumer preferences and various other factors, some of which are beyond our control.

Our same-store funeral call volumes decreased for three of the last five years due to many factors described elsewhere in this report, including the number of deaths and intense competition in our markets, and our ability to identify changing consumer preferences. From fiscal years 2008 through 2012, we experienced same-store funeral call volume changes of 0 percent, (5.9) percent, (2.1) percent, 0.6 percent and (0.9) percent, respectively. We can give no assurance that we will be able to increase same-store funeral call volumes over the long term. Declines in same-store funeral calls can adversely affect revenues and profits if not offset by increases in average revenue per call or alternative sources of revenue.

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

Discount retailers sell caskets at prices substantially lower than prices we offer. Consumers can also buy caskets in funeral supply stores, other general retailers and directly from manufacturers, as well as over the Internet. Competition from these sources could reduce our casket sales, which could adversely affect funeral revenues and margins.

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

Preneed sales of cemetery property and funeral and cemetery products and services, which are generally paid on an installment basis, are generally cash flow negative initially, primarily due to the costs to acquire the sale and the fact that a portion of the sales proceeds is required to be placed into trusts or escrow accounts. We will continue to invest a significant portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow would be further reduced, and our ability to service debt could be adversely affected.

Increased costs, including potential increased health care costs, may have a negative impact on earnings and cash flows.

We may not be successful in maintaining our margins and may incur additional costs. For example, in the past, we have experienced increased property and casualty insurance costs primarily as a result of hurricanes and natural disasters. On March 23, 2010, the Patient Protection and Affordable Care Act became law, and one week later, the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time. We did experience increased healthcare costs in fiscal year 2011 and a slight increase in 2012. We also incurred additional costs in fiscal year 2011 in conjunction with improving our business systems and implementing new growth initiatives. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.

Our business is subject to the risk of losses due to hurricanes and other natural disasters.

Our Company is headquartered in the New Orleans metropolitan area, and approximately 110 of our funeral homes and 73 of our cemeteries, along with our mausoleum construction and sales business, ACME Mausoleum, are located near the Gulf Coast in Texas, Louisiana, Mississippi, Alabama and Florida, along the East Coast in Florida, Georgia, North and South Carolina and in Puerto Rico. These areas are periodically threatened by hurricanes, which can damage our properties, interrupt our business and disrupt the lives of our customers and employees. We are also at risk for tornadoes at our locations in the midwestern United States and for earthquakes at our locations along the west coast of the United States. In fiscal year 2005, our business was adversely affected by Hurricanes Katrina, Wilma and Rita. In fiscal year 2008, Hurricane Ike impacted our Houston operations. In 2012, Hurricane Isaac affected our business in Southeast Louisiana. Our insurance may not protect us from all material losses or expenses incurred in connection with a natural disaster.

We have an estimate included in our deferred revenue liability primarily related to certain unidentified contracts sold prior to the time we acquired certain businesses, and we may become aware of new information that would require us to increase that estimated liability.

From time to time, contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses for which we were previously unaware. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, we have recorded an estimated net debit for these items of approximately $0.3 million as of October 31, 2012. To the extent we are made aware of contracts that exceed the estimated liability recorded, or cause us to conclude that we should increase the estimated liability recorded, we would have to record a charge to earnings for the estimated cost to deliver the products and services.

Our Chairman may have a significant and disproportionate influence on the outcome of election of directors and other matters presented for a vote of shareholders and this control may be exercised in a manner that may conflict with the interests of other shareholders.

As of October 31, 2012, our Chairman, Frank B. Stewart, Jr., held 7,115,748 shares (or approximately 8.7 percent) of our outstanding Class A common stock and all of the 3,555,020 outstanding shares of our Class B common stock. There is no established public trading market for our Class B common stock. Because each share of Class B common stock is entitled to 10 votes on all matters presented for a vote by our shareholders, Mr. Stewart controls approximately 36 percent of our total voting power, while holding approximately 13 percent of our outstanding equity. Accordingly, Mr. Stewart may have a significant and disproportionate influence over the election of directors and other matters requiring the affirmative vote of our shareholders and this control may be exercised in a manner that may conflict with the interest of other shareholders. Additionally, because Louisiana law and our articles of incorporation require the affirmative vote of two-thirds of the voting power present to approve certain major transactions such as mergers and any amendments to our articles of incorporation, Mr. Stewart may have the ability to prevent the consummation of such actions, even if they are recommended by our Board of Directors and favored by a substantial majority of our shareholders.

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

Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2014 to purchase approximately 11.3 million shares of Class A common stock at $12.93 per share and warrants expiring in 2016 to purchase approximately 11.3 million shares of Class A common stock at $13.76 per share. The warrants expiring in 2014 may not be exercised prior to the maturity of the senior convertible notes due in 2014, and the warrants expiring in 2016 may not be exercised prior to the maturity of the senior convertible notes due in 2016. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders. In connection with the fiscal year 2009 and 2010 repurchases of our senior convertible notes, the number of shares of Class A common stock subject to the warrants was reduced to 7.0 million related to the senior convertible notes due in 2014 and 3.6 million related to the senior convertible notes due in 2016. For additional information, see Notes 14 and 16 to our consolidated financial statements included in Item 8.

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

The declaration of dividends on our common stock in the future is subject to the discretion of our Board of Directors after its review of our financial performance. Our ability to pay dividends is restricted under our senior secured revolving credit facility. See Note 14 to the consolidated financial statements included in Item 8.

We may not be able to consummate significant acquisitions of death care businesses successfully.

Although we have not made any significant acquisitions in recent years, we may in the future. Any such acquisitions have risks. We may fail to identify suitable candidates, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We may not be able to find businesses for sale at prices we are willing to pay. Acquisition activity, if any, will also depend on our ability to enter new markets. Due in part to the presence of competitors who have been in certain markets longer than we have, such acquisitions may be more difficult or expensive than we anticipate.

The application of generally accepted accounting principles to our business is complex, and we have had significant changes in the application of generally accepted accounting principles to our business. No assurances can be given that we will not face similar issues in the future.

Our industry is unusual because we often sell products and services many years prior to the time they are required to be delivered, and we are required by varying state laws to hold customer funds related to these sales in trust until the products and services are ultimately delivered. The accounting for these unusual features is complex, and in prior years there have been periodic changes in the application of generally accepted accounting principles to our business. Some of these changes have made it difficult to compare results from one period to the next when these changes are not applied retrospectively. Such changes have also increased our administrative costs. We can give no assurances that we will not face similar issues in the future.

Risks Related to the Death Care Industry

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term, and reliable statistics on deaths in particular markets can be difficult to obtain.

Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline and could cause a decline in the number of preneed sales being delivered, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2010 to 2025, longer life spans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

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

Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations could represent approximately 57 percent of deaths in the United States by the year 2025, compared to 41 percent in 2010. In fiscal years 2008, 2009, 2010, 2011 and 2012, 40 percent, 41 percent, 42 percent, 43 percent and 43 percent, respectively, of the funeral services we performed in our operations were cremations, and the percentage of those that were direct cremations has increased. A full service cremation, which includes a funeral service, merchandise and memorialization of the remains in a mausoleum or columbarium niche or a burial of the remains, can result in funeral and cemetery revenue and profit margins similar to those of traditional funeral services and burials. In contrast, a basic or direct cremation, with no funeral service or casket and no memorialization of the remains, produces no revenues for cemetery operations and lower revenues and profit margins for funeral operations when delivered through a traditional funeral home. In addition, the increasing trend towards cremations in the United States could cause us to lose market share to firms specializing in cremations. During fiscal years 2008 through 2012, we experienced a reduction in the proportion of full service traditional funeral services and cremations and an increase in the proportion of lower-priced, non-traditional funeral services and direct cremations. A continuation of this trend would adversely affect the revenues and gross profits of our funeral and cemetery businesses. To address this trend, we have been intensifying our efforts to market full service cremations and have begun a program of enhancing our cremation memorialization offerings in our cemeteries.

Because the funeral and cemetery businesses are high fixed-cost businesses, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.

Funeral homes and cemetery businesses must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or cemetery interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.

Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales including our preneed trust activities. Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations.

In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, Puerto Rican and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several jurisdictions and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, impose or increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our future prospects. On March 3, 2011, Representative Bobby L. Rush (D.-Ill.) and eleven co-sponsors introduced H.R. 900, The Bereaved Consumers’ Bill of Rights of 2011 to direct the FTC to draft regulations to extend the Funeral Rule to cemeteries, crematories and sellers of caskets and other funeral merchandise and to require certain disclosures with respect to preneed sales of funeral services or funeral goods. The bill was referred to the Subcommittee on Commerce, Manufacturing and Trade on March 11, 2011 and no further action has been taken. We cannot accurately predict the effect this legislation might have on us if passed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table shows the number of funeral homes and cemeteries we operated in each of our operating segments as of October 31, 2012:

Operating Segment	Number of Locations	Geographic Areas
Funeral	217	Alabama (8), Arkansas (5), California (46), Florida (38), Georgia (2), Illinois (4), Kansas (3), Louisiana (3), Maryland (5), Mississippi (2), Missouri (9), Nebraska (2), North Carolina (9), Oregon (6), Pennsylvania (2), South Carolina (9), Tennessee (8), Texas (26), Virginia (4), Washington (2), West Virginia (11) and Puerto Rico (13)
Cemetery	141	Alabama (5), Arkansas (3), California (7), Florida (19), Georgia (5), Kansas (4), Kentucky (1), Louisiana (5), Maryland (9), Mississippi (2), Missouri (6), Nebraska (2), North Carolina (10), Ohio (2), Oregon (1), Pennsylvania (3), South Carolina (6), Tennessee (7), Texas (13), Virginia (13), Washington (1), West Virginia (6), Wisconsin (3) and Puerto Rico (8)

	358

As of October 31, 2012, approximately 77 percent of our 217 funeral home locations were owned by our subsidiaries, and approximately 23 percent were held under operating leases. The leases have terms ranging from one to ten years, except for one lease that expires in 2032 and seven leases that expire in 2039 (six of which are with the Archdiocese of Los Angeles). An aggregate of $0.1 million of our term notes are secured by mortgages on some of our funeral homes; these notes were either assumed by us upon our acquisition of the property or represent seller financing for the acquired property.

As of October 31, 2012, we owned 141 cemeteries covering a total of approximately 10,000 acres. Although approximately 38 percent of the total acreage is available for future development, life spans of our cemeteries can be extended by different types of cemetery development such as the construction of mausoleums, columbariums, niche spaces and cremation gardens.

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

Name	Age	Position
Thomas M. Kitchen	65	President, Chief Executive Officer and Director(1)
Lewis J. Derbes, Jr.	41	Senior Vice President, Chief Financial Officer and Treasurer(2)
Kenneth G. Myers, Jr.	55	Executive Vice President of Operations and Sales(3)
Lawrence B. Hawkins	64	Executive Vice President and President—Investors Trust, Inc.
Martin R. de Laurèal	61	Senior Vice President of Corporate Development and Investor Relations(4)
Christine Hunsaker	46	Senior Vice President of Cremation(5)
G. Kenneth Stephens, Jr.	51	Senior Vice President – Eastern Division(6)
Michael H. Miller	42	Senior Vice President – Western Division(7)
Lisa T. Winningkoff	45	Senior Vice President and Corporate Secretary, Senior Administrative Officer(8)
Angela M. Lacour	40	Senior Vice President of Finance and Chief Accounting Officer(9)
Larry L. Merington	58	Senior Vice President of Strategic Market Development(10)
Kent J. Alphonso	56	Vice President and Chief Information Officer(11)
Philip G. Sprick	56	Vice President of Marketing(12)
Kelly K. Millberger	52	Vice President of Sales Effectiveness(13)

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

(10)

On August 11, 2012, Mr. Merington was appointed Senior Vice President of Strategic Market Development. From August 2010 through August 2012, Mr. Merington served as Vice President of Strategic Market Development. From March 2009 through August 2010, he was Senior Vice President of Marketing. Prior to that time, he served as Senior Vice President of Sales and Marketing since September 2007. From 2005 to 2007, he was the Chief Operating Officer of Ace Bayou, a furniture and pet products corporation in Kenner,

Louisiana. From 2003 to 2005, Mr. Merington was the Vice President of Business Development at New York Environmental Services, a medical waste company. After the terrorist attack on the United States on September 11, 2001, he was called to active duty for one year as a commander in the United States Air Force in Afghanistan. From 1996 through 2001, he served various senior management roles at Browning-Ferris Industries before becoming President of its Gas Services Division.
(11)

On June 20, 1998, Mr. Alphonso was appointed Vice President and Chief Information Officer. Mr. Alphonso joined the Company in 1985 and has served in a number of key roles, including Information Systems Manager and Director of Information Systems. Prior to becoming Vice President and Chief Information Officer, Mr. Alphonso held the position of Vice President of Information Systems since 1992.

(12)

On March 12, 2011, Mr. Sprick was appointed to the position of Vice President of Marketing. Mr. Sprick joined the Company in 1999 and has served in a number of key roles, including Vice President of Human Resources, Senior Administrative Officer, Director of Employee Development and Performance Catalyst Coach. Prior to joining the Company, Mr. Sprick served as an accountant with Price Waterhouse and Company from 1978 to 1980, as a Special Agent of the Federal Bureau of Investigation from 1980 to 1985 and as Senior Vice President and Human Resources Manager with First Commerce Corporation, a Louisiana-based bank holding company, from 1985 to 1998. He served as Regional Human Resources Manager with Banc One Corporation, a multi-bank holding Company, from 1998 (when Banc One acquired First Commerce) until joining the Company.

(13)

On May 5, 2012, Ms. Millberger was appointed to the position of Vice President of Sales Effectiveness. She joined the Company in 1999 and has served in a number of key sales and marketing roles, including Senior Sales Executive, Regional Marketing Director, Area Sales Executive and Personnel Development Manager. Prior to joining the Company, Ms. Milberger served as Vice President and Marketing Director with Victoria Bank & Trust from 1984 to 1991, and as National Market Regional Sales Consultant with The Forethought Group, an insurance subsidiary of Hillenbrand Industries, from 1993 until joining the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NASDAQ Global Select Market under the symbol STEI. On November 30, 2012, the closing sale price as reported by the NASDAQ Stock Market was $7.64. The following table sets forth, for the periods indicated, the range of high and low sale prices, as reported by the NASDAQ Stock Market. As of November 30, 2012, there were 805 record holders of our Class A common stock. Record holders include persons holding Class A common stock on behalf of one or more beneficial owners who are not holders of record.

	High	Low
Fiscal Year 2012
Fourth Quarter	$8.65	$6.50
Third Quarter	7.78	5.87
Second Quarter	6.71	4.92
First Quarter	6.58	5.11

Fiscal Year 2011
Fourth Quarter	$7.03	$5.14
Third Quarter	8.21	6.51
Second Quarter	8.39	6.32
First Quarter	6.94	5.35

There is no established public trading market for our Class B common stock. As of October 31, 2012, our Chairman, Frank B. Stewart, Jr., was the record holder of all of our shares of Class B common stock. Our Class A and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr. As of October 31, 2012, by virtue of his beneficial ownership of outstanding Class A and Class B common shares, Mr. Stewart controlled approximately 36 percent of our total voting power and held approximately 13 percent of our outstanding equity.

Dividends

The Company paid a quarterly cash dividend of two and one-half cents per share for its Class A and Class B common stock from April 2005 through June 2009. In September 2009, June 2011 and March 2012, the quarterly cash dividend was increased by one half cent per share. Effective March 2012, the quarterly dividend rate is four cents per share of Class A and B common stock. Although we intend to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors after its review of our financial performance. Our ability to pay dividends is subject to restrictions contained in our senior secured revolving credit facility. See Note 14 to the consolidated financial statements included in Item 8.

Equity Plan Information

For information regarding compensation plans under which equity securities of the Company are authorized for issuance, see Part III, Item 12.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows purchases made by or on behalf of us, or of any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of fiscal year 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
August 1, 2012 through August 31, 2012	465,499	$6.92	465,499	$21,543,319
September 1, 2012 through September 30, 2012	—	$—	—	$21,543,319
October 1, 2012 through October 31, 2012	617,470	$8.26	617,470	$16,444,994

Total	1,082,969	$7.68	1,082,969	$16,444,994

(1)

We announced a $25.0 million stock repurchase program on September 19, 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of October 31, 2012, we had repurchased 15.9 million shares for $108.6 million at an average price of $6.82 per share and have $16.4 million remaining under this program.

Item 6. Selected Financial Data

The tables below contain selected consolidated financial data as of and for the years ended October 31, 2008 through October 31, 2012. The data set forth below should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

	Year Ended October 31, (1)
	2012(2)	2011(3)	2010(4)	2009(5)	2008(6)
Statement of Earnings Data:
Total revenues	$516,097	$512,664	$499,907	$486,379	$526,246
Total gross profit	$109,682	$100,417	$96,739	$87,619	$100,607
Earnings (loss) from continuing operations	$37,480	$39,317	$30,733	$23,191	$(7,468)
Earnings (loss) from discontinued operations	(1,584)	(762)	245	75	134

Net earnings (loss)	$35,896	$38,555	$30,978	$23,266	$(7,334)

Per Share Data:
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.43	$.44	$.33	$.25	$(.08)
Loss from discontinued operations	(.02)	(.01)	—	—	—

Net earnings (loss)	$.41	$.43	$.33	$.25	$(.08)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.43	$.43	$.33	$.25	$(.08)
Loss from discontinued operations	(.02)	(.01)	—	—	—

Net earnings (loss)	$.41	$.42	$.33	$.25	$(.08)

Dividends declared per common share	$.195	$.13	$.12	$.105	$.10

	October 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Assets	$2,221,685	$2,157,098	$2,142,866	$2,099,004	$2,087,306
Long-term debt, less current maturities	321,887	317,821	314,027	339,721	402,291
Shareholders’ equity	424,321	427,676	425,484	408,657	396,232

Selected Consolidated Operating Data
	Year Ended October 31,
	2012	2011	2010	2009	2008
Operating Data:
Funeral homes in operation at end of period	217	218	217	218	221
At-need funerals performed	33,987	34,330	34,652	35,581	37,589
Prearranged funerals performed	20,322	20,373	19,795	19,984	21,436

Total funerals performed	54,309	54,703	54,447	55,565	59,025
Prearranged funerals sold	26,208	26,235	26,656	26,966	28,390
Backlog of prearranged funerals at end of period	338,803 (7)	332,865	331,374	331,041	329,085
Cemeteries in operation at end of period	141	141	140	140	139

(1)

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

All businesses that met the criteria for discontinued operations under applicable accounting guidance have been classified as discontinued operations for all periods presented. The operating data presented represents activity related to our total operations for the respective year.

(2)	During fiscal year 2012, we recorded the following items:
•	$3.3 million in restructuring and other costs related to our reorganization and workforce reduction (see Note 17 to the consolidated financial statements).
•	$0.9 million in net losses on dispositions recorded in discontinued operations (see Note 12 to the consolidated financial statements).
(3)	During fiscal year 2011, we recorded the following items:
•	$12.4 million in hurricane related insurance proceeds (see Note 23 to the consolidated financial statements).
•	$1.9 million charge for the loss on early extinguishment of debt as a result of the refinancing of our senior secured revolving credit facility and senior notes (see Note 14 to the consolidated financial statements).
(4)	During fiscal year 2010, we recorded the following items:
•	$0.6 million in net gains on dispositions recorded in discontinued operations (see Note 12 to the consolidated financial statements).
•	$1.0 million charge for the loss on early extinguishment of debt due to open market purchases of our senior convertible notes (see Note 14 to the consolidated financial statements).
(5)	During fiscal year 2009, we recorded the following items:
•	$6.2 million in gains on early extinguishment of debt due to open market purchases of our senior convertible notes.
•	$3.4 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses.
•	$0.4 million in net hurricane related expenses primarily related to the lawsuit we filed against our insurance carriers related to our Hurricane Katrina claim.
•	$0.3 million in separation charges related to the separation pay of a former executive officer and costs related to the reorganization of our operating structure.
(6)	During fiscal year 2008, we recorded the following items:
•	$26.0 million charge for goodwill impairment.
•	$13.3 million in charges related to our estimated probable obligation to fund the cemetery perpetual care trust investment losses and a $7.4 million tax valuation allowance as a result of realized trust investment losses.
•	$2.3 million in net hurricane related expenses related to Hurricanes Ike and Katrina.
(7)

Our backlog of preneed funerals is comprised of trust-funded contracts and insurance-funded contracts. As described in Note 2(i) to the consolidated financial statements included in Item 8, preneed funeral contracts funded by third-party insurance are not reflected in our consolidated balance sheets. As of October 31, 2012, 54 percent of our preneed funeral backlog is comprised of trust-funded contracts and 46 percent is insurance-funded contracts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States. As of October 31, 2012, we owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sale contracts for cemetery property and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale.

General

For fiscal year 2012, we generated $516.1 million in revenue and $109.7 million in gross profit, our highest revenue and gross profit in four years. We increased cemetery gross profit by 19.5 percent and funeral gross profit by 4.1 percent while expanding cemetery gross profit margin by 250 basis points and funeral gross profit margin by 100 basis points. We produced the highest annual cemetery property and preneed funeral production in five years. Earnings from continuing operations for fiscal year 2012 were $37.5 million, compared to $39.3 million for fiscal year 2011. Fiscal year 2011 results included an after-tax benefit of $7.5 million from our successful settlement of our Hurricane Katrina litigation. Earnings from continuing operations per diluted share were $.43 for fiscal years 2012 and 2011. Our fiscal year 2012 results reflect an increase in cemetery revenue and a reduction in operating expenses associated with our continuous improvement initiative, including successfully integrating our operations and sales organizational structures.

We generated $76.5 million in operating cash flow during fiscal year 2012 and maintained our strong balance sheet with $78.7 million of cash and marketable securities on-hand and no amounts borrowed on our $150.0 million senior secured revolving credit facility at fiscal year end. During fiscal year 2012, we repurchased 4.0 million shares of our outstanding Class A common stock for $27.4 million. These purchases of common stock under our share repurchase program have resulted in a 3.5 percent decrease in total shares outstanding in the last twelve months. Also, during fiscal year 2012 we announced a 14 percent increase in our annual dividend to $.16 per share and returned $13.3 million to our shareholders through the payment of dividends, or $.155 per share.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 31 cremation projects, and we currently have 4 projects under construction and approximately 20 additional projects currently under feasibility review. We spent $8.2 million in fiscal year 2012 on these projects, compared to $4.1 million in fiscal year 2011 and plan to spend approximately $10 to $15 million in fiscal year 2013. Cemetery cremation sales improved 15 percent in fiscal year 2012 compared to fiscal year 2011, highlighting the positive returns on our ongoing cremation initiative. Additional information about our business and strategies can be found in Item 1 “Business.”

In the second quarter, we announced an organizational restructuring and workforce reduction. The organizational changes involve a restructure of the sales organization and realignment of our geographic regions and regional management to better integrate operations and sales. The restructure of our sales organization focuses on providing more efficient and effective sales strategy, management, mentoring, training and recruiting with the ultimate goals of improving customer service and increasing sales. The new organization reduces the layers of sales management and is designed to provide increased opportunities for sales employees. During the beginning of fiscal year 2013, we will finalize our sales force restructuring by implementing changes that primarily impact our customer-facing sales force, including changing our compensation structure. Separate from the changes related to the sales organization, we also announced in the second quarter a reduction of our workforce by approximately 60 employees, primarily within our corporate support services. The combined effect of our organizational restructuring and workforce reduction is expected to produce annual savings of approximately $10 million.

Our trust earnings continue to be impacted by the volatility in the financial markets. The adverse financial market conditions throughout the latter part of fiscal year 2008 and the early part of fiscal year 2009 caused a decrease in our revenue from trust activities. From fiscal years 2008 through 2012, we recognized $38.1 million, $29.3 million, $30.7 million, $32.9 million and $34.5 million, respectively, in revenue from trust-related activities. During fiscal years 2008 through 2012, our trust portfolios had total returns of (29.5) percent, 15.4 percent, 14.2 percent, 4.4 percent and 11.4 percent, respectively, in our preneed trusts and (25.9) percent, 19.9 percent, 15.1 percent, 4.9 percent and 13.2 percent, respectively, in our cemetery perpetual care trusts.

Financial Summary for Fiscal Year 2012

For fiscal year 2012, we reported net earnings of $35.9 million, earnings from continuing operations of $37.5 million, or $.43 per diluted share, total revenue of $516.1 million and total gross profit of $109.7 million. Our net earnings for fiscal year 2012 included a $3.3 million ($2.1 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce occurring primarily in the second quarter of the fiscal year. In addition, during fiscal year 2012 we sold one of our e-commerce businesses resulting in a net loss from discontinued operations of $1.6 million. For fiscal year 2011, we reported net earnings of $38.6 million, earnings from continuing operations of $39.3 million, or $.43 per diluted share, total revenue of $512.7 million and total gross profit of $100.4 million. Our net earnings for fiscal year 2011 included a $12.4 million ($7.5 million after-tax) insurance settlement related to the successful resolution of our litigation related to Hurricane Katrina damages and a $1.9 million ($1.2 million after-tax) charge for the early extinguishment of debt as a result of the refinancing of our senior notes and revolving credit facility in April 2011.

Cemetery revenue improved $4.1 million, or 1.8 percent, to $233.1 million for the year ended October 31, 2012. Cemetery property sales improved $2.4 million, or 2.3 percent, compared to fiscal year 2011. In addition, revenue related to trust activities increased by $2.4 million and merchandise delivered and services performed increased by $1.3 million. These improvements were partially offset by a $2.1 million decline in finance charges as a result of reduced interest rates in this low interest rate environment and a $1.6 million decrease in revenue recognized for cemetery property sales for which the property was not yet constructed or the down payment required for revenue recognition was not yet received. We generated $283.0 million in funeral revenue during fiscal year 2012, a $0.7 million decline from fiscal year 2011. The decrease is primarily due to a 0.9 percent decline in same-store funeral services performed, which we believe is consistent with industry-wide data in our markets. The decline in funeral services was partially offset by a 0.3 percent improvement in same-store average revenue per funeral service. Our net preneed funeral sales increased 10.0 percent during fiscal year 2012 compared to fiscal year 2011. Preneed funeral sales are deferred until a future period and have no impact on current revenue.

Cemetery gross profit increased $6.6 million, or 19.5 percent, to $40.4 million for the year ended October 31, 2012. The increase in gross profit is primarily due to the improvement in revenue, as previously noted, as well as a reduction in operating expenses associated with our continuous improvement initiative, including successfully integrating our operations and sales organizational structures earlier this year. Cemetery gross profit margin improved 250 basis points to 17.3 percent for fiscal year 2012 from 14.8 percent for fiscal year 2011. Funeral gross profit increased $2.7 million, or 4.1 percent, to $69.3 million for fiscal year 2012. The improvement in gross profit is primarily due to a reduction in operating expenses associated with our continuous improvement initiative, including successfully integrating our operations and sales organizational structures earlier this year, as well as an improvement in our insurance claims experience. Funeral gross profit margin improved 100 basis points to 24.5 percent for fiscal year 2012 from 23.5 percent for fiscal year 2011.

During fiscal year 2012, we announced a 14 percent increase in our annual dividend to $.16 per share from $.14 per share. We paid $13.3 million in dividends to our shareholders in fiscal year 2012, compared to $11.8 million in fiscal year 2011. Throughout fiscal year 2012, we repurchased 4.0 million shares of our outstanding Class A common stock for $27.4 million. As of October 31, 2012 we had $16.4 million remaining under our $125.0 million stock repurchase program. Our weighted average diluted shares outstanding decreased to 86.3 million shares for fiscal year 2012 compared to 90.5 million shares for fiscal year 2011. This decrease is primarily a result of our stock repurchase program, which yielded a positive impact on our earnings per share. Purchases of Class A common stock under our share repurchase program have resulted in a 3.5 percent decrease in total shares outstanding in the last twelve months.

Cash flow provided by operating activities for fiscal year 2012 was $76.5 million compared to $86.8 million for fiscal year 2011. The decline in cash flow is primarily due to $11.3 million of the Hurricane Katrina settlement received during the fourth quarter of fiscal year 2011.

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

Backlog

We estimate that as of October 31, 2012 and 2011 the future value of our preneed funeral and cemetery merchandise and services backlog represented approximately $1.8 billion and $1.7 billion, respectively, of revenue to be recognized in the future as these prepaid products and services are ultimately delivered. This is made up of approximately $1.2 billion from trust and $0.6 billion from insurance as of October 31, 2012 and approximately $1.1 billion from trust and $0.6 billion from insurance as of October 31, 2011. This represents the face value of the backlog taking into account unrealized earnings and losses on the funds held in trust and realized earnings and losses (including impairments) on the funds held in trust not yet recognized as revenue plus the earnings that are projected on the funds held in trust and the current face value of insurance contracts. It assumes no future preneed sales and assumes maturities each year consistent with our historical experience, with the majority of existing contracts expected to mature over the next 15 years. In addition, in fiscal years 2012 and 2011, the analysis assumes a weighted average annual return of approximately 5 percent and 4 percent, respectively, projected from our trusts over the expected life of the contracts and zero percent for increasing death benefits on insurance contracts. Actual results could differ materially from our assumptions used in the calculation. Proceeds of these insurance policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes.

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

As of October 31, 2012, approximately 7 percent of our trust portfolio was invested in cash, 43 percent in equities, 34 percent in fixed-income securities, 9 percent in preferred stock, 2 percent in each of real estate index funds, commodity index funds and master limited partnership index funds and 1 percent in other investments. Our trust portfolios and trust earnings continue to be impacted by volatility in the financial markets and contain a substantial proportion of equity securities. The equity securities have generally experienced increases and decreases in value commensurate with the overall financial markets.

During fiscal year 2008, we realized aggregate net losses of $35.1 million in our preneed trusts and recorded a $7.4 million tax valuation allowance. In addition, we realized aggregate net losses of $9.7 million in our cemetery perpetual care trusts. We recorded a related charge for the estimated probable funding obligation to restore the net realized losses of $13.3 million in certain of our cemetery perpetual care trusts. At their lowest quarter-end point, our trust portfolios reached a net unrealized loss position of $370.6 million as of January 31, 2009. As of October 31, 2011, we recorded other-than-temporary impairments of $44.7 million in our preneed trusts and $11.0 million in our perpetual care trusts, and reduced the cost basis of the related securities to fair market value. These losses and impairments had no impact on our balance sheet, as the securities and corresponding liabilities are already recorded at fair market value on our balance sheet. However, the losses and impairments in our preneed trusts were allocated to the underlying contracts and will be recognized as the services and merchandise are performed and delivered in the future, reducing the revenues and gross profits we would otherwise have realized related to those contracts. After these losses and impairments and an overall improvement in the market, our net unrealized loss position was $83.1 million as of October 31, 2012.

During late fiscal 2008, we reviewed alternative asset allocation models and selected new asset allocation goals that emphasize diversification and reduce volatility. We have taken advantage of the improvement in the overall markets to adjust our asset allocation towards these goals. Currently, 25 percent of our portfolio is invested in asset classes that were not represented in our trusts just three years ago, including real estate investment trusts, high yield mutual funds and master limited partnerships, among others. We have been investing in proportionately more exchange traded/index funds and fewer individual equities. We continuously evaluate our investment strategies to maintain an asset allocation that provides consistent returns with appropriate risk. The long-term objectives are to preserve principal while seeking appropriate levels of current income and capital appreciation in order to provide returns that match inflation plus a reasonable return.

The following table presents the annual realized return in our trusts for fiscal years 2002 through 2012. The returns represent interest, dividends and realized capital gains or losses, but not unrealized capital gains or losses.

2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
4.3%	4.8%	2.6%	4.3%	5.1%	4.8%	(3.3)%	(.4)%	1.7%	4.4%	3.5%

The following table presents the annual total returns in our trusts for fiscal years 2002 through 2012 including realized and unrealized gains and losses:

2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
(6.4)%	16.1%	4.1%	6.0%	12.2%	7.7%	(28.5)%	16.6%	14.4%	4.6%	11.9%

The following table presents the total returns of our preneed trusts and cemetery perpetual care trusts including realized and unrealized gains and losses for the periods indicated:

	Preneed Trusts	Cemetery Perpetual Care Trusts
For the year ended October 31, 2012	11.4%	13.2%
For three years ended October 31, 2012	9.9%	11.0%
For five years ended October 31, 2012	1.6%	4.0%
For ten years ended October 31, 2012	5.5%	6.1%

During fiscal years 2012 and 2011, we experienced positive trends in the overall market and in our preneed and perpetual care trusts. For the years ended October 31, 2012 and 2011, our preneed trusts experienced a total return, including both realized and unrealized losses, of 11.4 percent and 4.4 percent, respectively, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized losses, of 13.2 percent and 4.9 percent, respectively.

In our preneed trusts, the fair market value of the investments in the trusts were $68.5 million and $101.1 million lower than our cost basis as of October 31, 2012 and October 31, 2011, respectively. In our cemetery perpetual care trusts, the fair market value of our investments were $14.6 million and $30.7 million lower than our cost basis as of October 31, 2012 and October 31, 2011, respectively. For additional information see Notes 4, 5 and 6 to the consolidated financial statements in Item 8. The cost basis of our trust assets reflect the price we originally paid for the securities, reduced for other-than-temporary impairments we have recorded pursuant to GAAP.

We believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. Although we have significant unrealized and unallocated losses in our trust portfolio, as of October 31, 2012 and October 31, 2011, we had $187.1 million and $179.0 million, respectively, in trust earnings, net of losses, that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

Securities with unrealized losses totaling $103.3 million at October 31, 2012 were also in a loss position at October 31, 2011, down from $135.2 million at the end of the last fiscal year. For additional information see Notes 4, 5 and 6 to the consolidated financial statements in Item 8.

We perform a separate analysis to determine whether our preneed contracts are in a loss position and whether a charge to earnings to record a liability for any expected losses is required. No charge has ever been required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8 and “Overview of Critical Accounting Policies.”

We generate revenue related to the trusts from investment management fees earned by our subsidiary, ITI. During fiscal years 2008 through 2012, these fees amounted to $10.0 million, $8.0 million, $9.4 million, $10.0 million and $11.7 million, respectively. These fees are based on the fair market value of the investments in the preneed trust portfolio and the cemetery perpetual care trusts. Significant changes in the fair market value of the portfolio impact the fees earned by the Company.

The following table presents the significant sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of October 31, 2012 (in millions).

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$259.5	44%	$122.0	46%
Financial Services	$68.0	11%	$47.5	18%
Information Technology	$50.3	8%	$12.3	5%
Healthcare Services	$47.0	8%	$19.1	7%

Issuer specific investments in the financial services sector represented $68.0 million of the fair market value of our preneed trust portfolio as of October 31, 2012, of which 60 percent related to preferred stock, 24 percent related to investments in common stock and 16 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $47.5 million of the fair market value of our cemetery perpetual care trust portfolio as of October 31, 2012, of which 66 percent related to preferred stock, 21 percent related to fixed-income securities and 13 percent related to investments in common stock.

Issuer specific investments in the information technology sector represented $50.3 million of the fair market value of our preneed trust portfolio as of October 31, 2012, of which 97 percent related to investments in common stock and 3 percent related to fixed-income securities. Issuer specific investments in the information technology sector represented $12.3 million of the fair market value of our cemetery perpetual care trust portfolio as of October 31, 2012, of which 93 percent related to investments in common stock and 7 percent related to fixed-income securities.

Issuer specific investments in the healthcare services sector represented $47.0 million of the fair market value of our preneed trust portfolio as of October 31, 2012, of which 97 percent related to investments in common stock and 3 percent related to fixed-income securities. Issuer specific investments in the healthcare services sector represented $19.1 million of the fair market value of our cemetery perpetual care trust portfolio as of October 31, 2012, of which 90 percent related to investments in common stock and 10 percent related to fixed-income securities.

The following table presents the significant sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of October 31, 2012 (in millions). We may have other investments in these sectors through our mutual fund holdings.

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Financial Services	$2.1	3%	$1.1	5%
Information Technology	$32.1	38%	$8.5	35%
Healthcare Services	$5.8	7%	$1.5	6%

Risks associated with the financial services sector include risk of failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets. The information technology sector risks include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation. The healthcares services sector risks include the failure of research and development products, class-action litigation related to adverse side-effects, changes in the level of U.S. Government funding for Medicare and Medicaid, the loss of patent protection on existing pharmaceutical drugs and the impact of the Patient Protection and Affordable Care Act.

Impact of Preneed Sales on Near-Term Cash

The impact of preneed sales on near-term cash flow depends primarily on the commissions paid on the sale, the timing of the tax payments on the sale, whether the sale is funded by trust or insurance, the portion of the sale required to be placed into trust and the terms of the particular contracts such as the size of the down payment required and the length of the contract. We are required to place a portion of each cash installment paid by the customer into trust; therefore, we may be required to use our own cash to cover a portion of the commission due on the installment from the customer. Accordingly, preneed trust sales are generally cash flow negative initially, but may become cash flow positive at varying times over the life of the contract, depending upon the trusting requirements and the terms of the particular contract. Generally preneed insurance sales are slightly cash flow positive as commissions received generally exceed the commissions paid to sales counselors. Commissions related to preneed funeral and preneed cemetery services and merchandise sales are expensed as incurred.

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

Revenue associated with cemetery merchandise and services is recognized when the service is ultimately performed or merchandise is actually delivered. Revenue associated with preneed cemetery property interment rights is recognized in accordance with the retail land sales provision of ASC 360—Property, Plant and Equipment. Under this guidance, revenue from constructed cemetery property is not recognized until 10 percent of the sales price has been collected. Revenue related to the preneed sale of cemetery property prior to completion of its construction is recognized on a percentage of completion method of accounting. See Note 2(j) to the consolidated financial statements included in Item 8.

We defer all dividends and interest earned and net capital gains and losses realized by our preneed trusts including impairments until the underlying service or the merchandise is delivered. Unrealized capital gains and losses are not allocated to specific contracts.

From time to time, unidentified contracts are presented to us primarily relating to contracts sold prior to the time we acquired certain businesses. In addition, from time to time, we have identified in our backlog, certain contracts in which services or merchandise have already been delivered. Using historical trends and statistical analysis, we have recorded an estimated net debit for these items.

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

Determination of Whether Securities Held in Trusts are Other-Than-Temporarily Impaired

We have significant unrealized losses in certain securities held in our trust portfolios. Determining whether these losses are temporary or other-than-temporary is inherently subjective. To determine whether an unrealized loss is other-than-temporary, we analyze the securities on an individual trust account basis as well as a security-by-security basis. The evaluation first considers whether we have sufficient liquidity within each individual trust account to hold the investments in an unrealized loss position for an extended period of time. The liquidity assessment of the individual trust accounts includes estimates of annual trust income, historical deposits and withdrawals, cash balances, upcoming debt investment maturities and other liquidity alternatives. We also evaluate consensus analyst recommendations, concerns specific to the issuer, overall market performance and annual returns required to recover the loss. We also evaluate whether we have the intent to hold the security until it recovers in value.

If we determine that an unrealized loss is other-than-temporary, we must write down the cost basis of the impaired security to fair value at that time, which would generally be the current trading price. Any subsequent recovery in fair value cannot be recognized until the security is sold.

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

In our cemetery perpetual care trusts, such losses generally would have no immediate impact on our revenues, margins, earnings or cash flow, unless the losses caused us to realize a probable funding obligation as described in Item 1A “Risk Factors” and “Overview of Critical Accounting Policies-Perpetual Care Funding Obligation.”

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

Depreciation of Long-Lived Assets

Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Buildings and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment and software, 3 to 6 years; and crematory equipment, 5 to 20 years. Vehicles are generally depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. These estimates of the useful lives may be affected by such factors as changes in regulatory requirements or changing market conditions.

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

Goodwill of a reporting unit must be tested for impairment on at least an annual basis. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than its fair value. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of our assets or the strategy for our overall business and significant negative industry or economic trends.

Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We calculate the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis, as supplemented by comparing them to the trading multiples of companies in our industry and supplier industries calculated as enterprise value divided by EBITDA. We also review multiples paid in recent acquisition transactions within the deathcare industry.

In fiscal year 2011, we adopted guidance that simplified the testing for goodwill impairment. The guidance permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. In April 2012, we announced an organizational restructuring and a separate workforce reduction. The organizational changes involved a restructure of the sales organization and realignment of our geographic regions and regional management. Due to the realignment of certain regions, we evaluated the economic similarity of our regions and determined that two of our funeral reporting units were impacted by this change. Our former Southeastern region was split in two, with the Northern part of the region forming the new Southeastern region and the Southern part of the region combining with the former Puerto Rico region to form the new South Florida/Puerto Rico region. For these two funeral reporting units, which have a combined goodwill balance of $58.6 million, we proceeded directly to step one of the impairment test and performed a quantitative analysis, which was performed due to the fact these are two new regions and a previous analysis was not available. This reorganization required a reallocation of goodwill.

From a qualitative perspective, in evaluating whether it is more likely than not (i.e., a probability of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect a reporting unit’s fair value or the carrying amounts of its assets. Items that were considered include, but are not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) costs of merchandise or labor; (4) overall financial performance; (5) other entity specific events, such as changes in management or key personnel; (6) events affecting a reporting unit, such as a change in the composition of net assets or an expected disposition; and (7) a change in our share price. In addition, we also considered recent fair value calculations for each reporting unit and determined that there was a significant difference between fair value and the carrying amount. After assessing these and other factors, we determined that is was more likely than not that the fair value of all of our reporting units was greater than the carrying amounts.

For the two reporting units for which we performed a quantitative analysis, we determined that goodwill was not impaired. The goodwill impairment test involves estimates and management judgment. We determined the fair value of the reporting units based on present value techniques including discounted cash flows. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. In projecting our cash flows, we used growth rates generally ranging from one to five percent in revenues and costs, and also considered additional cremation gardens and other mausoleum projects that are currently under construction. For the discount rate, we used 7.5 percent, which reflected our weighted average cost of capital determined based on our industry, suppliers and capital structure as adjusted for equity risk premiums and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3 percent. We prepared a sensitivity analysis of the terminal values and used the midpoint enterprise value as our best estimate.

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

Approximately 60 percent of the October 31, 2012 fair market value of our preneed trusts are in trusts for which the Company is the grantor. For these trusts (unlike the remaining trusts for which the customers are the grantors), we retain the income tax characteristics of all earnings as realized in the trust. For example, capital gains and losses in the trusts are capital gains and losses on our tax returns. In addition, we must recognize these earnings currently for tax purposes, while for book purposes they are deferred.

Realized capital losses in the trusts for which we are the grantor, if we have or expect insufficient offsetting capital gains, may require us to record a valuation allowance against the related deferred tax asset (capital loss carryforward), which increases our current period effective tax rate and reduces our current period reported net earnings. Essentially, the current period valuation allowance reflects the fact that, if we cannot generate sufficient capital gains in the future against which to use the tax benefit of the capital loss (which is limited to five years), when we perform the contract, we will pay higher taxes. This tax relationship does not occur with respect to trusts for which the customer is the grantor, because all of their earnings are service revenue and thus ordinary income to us, and we do not recognize the revenue for either tax or book purposes until the underlying contract is performed.

During the first quarter of fiscal year 2008, we adopted the guidance on uncertain tax positions in ASC 740—Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified certain tax deductions or revenue deferrals that are not certain.

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

Comparison of Fiscal Year 2012 to Fiscal Year 2011

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011 – Continuing Operations

Funeral Operations

	Year Ended October 31,
	2012	2011	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$267.7	$267.6	$.1
Corporate Trust Management (1)	15.3	16.1	(.8)

Total Funeral Revenue	$283.0	$283.7	$(.7)

Funeral Costs:
Funeral Home Locations	$212.7	$216.2	$(3.5)
Corporate Trust Management (1)	1.0	.9	.1

Total Funeral Costs	$213.7	$217.1	$(3.4)

Funeral Gross Profit:
Funeral Home Locations	$55.0	$51.4	$3.6
Corporate Trust Management (1)	14.3	15.2	(.9)

Total Funeral Gross Profit	$69.3	$66.6	$2.7

Same-Store Analysis for the Years Ended October 31, 2012 and 2011

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2012	2011
0.3% (1)	(0.9)%	43.1%	42.5%

(1)

Corporate trust management consists of trust management fees and funeral merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for fiscal years 2012 and 2011 were $5.4 million and $4.7 million, respectively. Funeral trust earnings recognized in funeral revenue for fiscal years 2012 and 2011 with respect to preneed contracts delivered were $9.9 and $11.4 million, respectively.

Funeral revenue declined $0.7 million, or 0.2 percent, to $283.0 million for fiscal year 2012. This decline is primarily due to a 0.9 percent decrease in same-store funeral services, which we believe is consistent with industry-wide data in our markets. This decrease was partially offset by a 0.3 percent improvement in same-store average revenue per funeral service. The cremation rate for our same-store operations was 43.1 percent for the year ended October 31, 2012 compared to 42.5 percent for the year ended October 31, 2011.

Funeral gross profit increased $2.7 million, or 4.1 percent, to $69.3 million for fiscal year 2012 compared to $66.6 million for fiscal year 2011. The improvement in gross profit is primarily due to a reduction in operating expenses associated with our continuous improvement initiative, including successfully integrating our operations and sales organizational structures, as well as an improvement in our insurance claims experience. Funeral gross profit margin improved 100 basis points to 24.5 percent for fiscal year 2012 from 23.5 percent for fiscal year 2011.

Cemetery Operations

	Year Ended October 31,
	2012	2011	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$223.5	$220.8	$2.7
Corporate Trust Management (1)	9.6	8.2	1.4

Total Cemetery Revenue	$233.1	$229.0	$4.1

Cemetery Costs:
Cemetery Locations	$191.8	$194.4	$(2.6)
Corporate Trust Management (1)	.9	.8	.1

Total Cemetery Costs	$192.7	$195.2	$(2.5)

Cemetery Gross Profit:
Cemetery Locations	$31.7	$26.4	$5.3
Corporate Trust Management (1)	8.7	7.4	1.3

Total Cemetery Gross Profit	$40.4	$33.8	$6.6

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 5 and 7 to the consolidated financial statements included in Item 8 for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for fiscal years 2012 and 2011 were $6.3 million and $5.3 million, respectively, and cemetery trust earnings included in cemetery revenue for fiscal years 2012 and 2011 recognized with respect to preneed contracts delivered were $3.3 million and $2.9 million, respectively. Perpetual care trust earnings of $9.6 million and $8.6 million for fiscal years 2012 and 2011, respectively, are included in the revenues and gross profit of the cemetery segment and are reflected in cemetery locations. See Notes 6 and 7 to the consolidated financial statements included in Item 8 for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $4.1 million, or 1.8 percent, to $233.1 million for fiscal year 2012. Cemetery property sales improved $2.4 million, or 2.3 percent, compared to fiscal year 2011. In addition, revenue related to trust activities increased by $2.4 million and merchandise delivered and services performed increased by $1.3 million. These improvements were partially offset by a $2.1 million decline in finance charges as a result of reduced interest rates in this low interest rate environment and a $1.6 million decrease in revenue recognized for cemetery property sales for which the property was not yet constructed or the down payment required for revenue recognition was not yet received.

Cemetery gross profit increased $6.6 million, or 19.5 percent, to $40.4 million for fiscal year 2012. The increase in gross profit is primarily due to the improvement in revenue, as previously noted, as well as a reduction in operating expenses associated with our continuous improvement initiative, including successfully integrating our operations and sales organizational structures. Cemetery gross profit margin improved 250 basis points to 17.3 percent for fiscal year 2012 from 14.8 percent for fiscal year 2011.

Acquisitions

During the year ended October 31, 2012, we acquired two funeral businesses. These acquisitions were accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

Discontinued Operations

During fiscal year 2012, we sold one of our e-commerce businesses with the results of its operations and the related impairment reported within discontinued operations. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

Other

Corporate general and administrative expenses increased $1.7 million to $28.5 million for fiscal year 2012, compared to $26.8 million for fiscal year 2011. During fiscal year 2012, we increased spending on marketing and consumer research, as well as professional and consulting fees associated with the operations and sales integration, which we believe will provide benefits in the future. In addition, we experienced an increase in health care expenses.

Results for fiscal year 2011 include $12.4 million related to the settlement of Hurricane Katrina insurance litigation. The settlement increased fiscal year 2011 pre-tax earnings by $12.4 million and net earnings by $7.5 million.

We recorded $3.3 million in restructuring and other charges during fiscal year 2012. This charge was primarily related to separation pay, termination benefits and a non-cash asset impairment due to the restructuring of the operations and sales organizational structure, as well as a separate reduction in workforce associated with our continuous improvement initiative announced in April 2012. For the year ended October 31, 2012, the decline in costs associated with the restructuring of our operations and sales organizational structure, as well as our reduction in force, are consistent with the previously announced expectations of approximately $10 million on an annual basis, realized in part in fiscal year 2012, and expected to be realized in full in fiscal year 2013. For additional information, see Note 17 to the consolidated financial statements included in Item 8.

As a result of the refinancing of our senior notes and revolving credit facility in April 2011, we recorded a $1.9 million charge for the early extinguishment of debt during fiscal year 2011.

The effective tax rate for continuing operations for the year ended October 31, 2012 was 33.3 percent compared to 37.7 percent for fiscal year 2011. For the year ended October 31, 2012, we benefited from a $2.1 million reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio during fiscal year 2012. During the year ended October 31, 2011, we recorded a $2.9 million one-time, non-cash charge to income tax expense as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was offset primarily by a reduction in the valuation allowance related to our capital loss carryforward, due in part to the positive performance of our trust portfolio during fiscal year 2011.

During fiscal year 2012, we repurchased 4.0 million shares of our Class A common stock for $27.4 million under our stock repurchase program. As of October 31, 2012, we had $16.4 million remaining under our $125.0 million stock repurchase program.

Our weighted average diluted shares outstanding decreased to 86.3 million shares for the year ended October 31, 2012 compared to 90.5 million shares for fiscal year 2011. The decrease is a direct result of our stock repurchase program, which has yielded a positive impact on our earnings per share.

Cash and cash equivalents increased $2.5 million from October 31, 2011 to October 31, 2012 primarily due to cash provided by operations, offset by $27.4 million in purchases made under our stock repurchase program, $20.8 million in additions to property, plant and equipment, $13.3 million of dividends paid and a $9.8 million net increase in marketable securities. Current and long-term receivables increased $3.3 million and $4.6 million, respectively, from October 31, 2011 to October 31, 2012 primarily due to an increase in sales. Goodwill increased $2.5 million from October 31, 2011 to October 31, 2012 primarily due to an acquisition made in the second quarter of 2012. Cemetery property increased $5.7 million from October 31, 2011 to October 31, 2012 primarily due to the continued investments in numerous construction inventory development projects. Long-term deferred taxes decreased $17.7 million from October 31, 2011 to October 31, 2012 resulting primarily from the tax accounting change approved in the fourth quarter of fiscal year 2012. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the year ended October 31, 2012. For additional information, see Notes 4, 5 and 6 to our consolidated financial statements included in Item 8.

Accrued payroll increased $1.8 million from October 31, 2011 to October 31, 2012 primarily due to the timing of compensation payments. Other current liabilities increased $4.7 million from October 31, 2011 to October 31, 2012 primarily due to a $3.4 million increase in dividends payable. The Board accelerated the regular quarterly cash dividend, typically paid in January, to be payable on December 26, 2012 to holders of record of Class A and Class B common stock as of the close of business on December 12, 2012.

Preneed Sales into the Backlog

Net preneed funeral sales increased 10.0 percent during the year ended October 31, 2012 compared to the corresponding period in 2011.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our previously noted operating results presented above. We had $158.8 million in net preneed funeral and cemetery merchandise and service sales (including $81.4 million related to third-party insurance-funded preneed funeral contracts) during the year ended October 31, 2012 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $148.1 million (including $78.9 million related to third-party insurance-funded preneed funeral contracts) for the year ended October 31, 2011. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010 – Continuing Operations

Funeral Operations

	Year Ended October 31,
	2011	2010	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$267.6	$260.1	$7.5
Corporate Trust Management (1)	16.1	15.8	.3

Total Funeral Revenue	$283.7	$275.9	$7.8

Funeral Costs:
Funeral Home Locations	$216.2	$209.4	$6.8
Corporate Trust Management (1)	.9	.9	—

Total Funeral Costs	$217.1	$210.3	$6.8

Funeral Gross Profit:
Funeral Home Locations	$51.4	$50.7	$.7
Corporate Trust Management (1)	15.2	14.9	.3

Total Funeral Gross Profit	$66.6	$65.6	$1.0

Same-Store Analysis for the Years Ended October 31, 2011 and 2010

Change in Average Revenue	Change in Same-Store	Same-Store Cremation Rate
Per Funeral Service	Funeral Services	2011	2010
1.2%(1)	0.6%	42.5%	41.9%

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

Funeral revenue increased $7.8 million, or 2.8 percent, to $283.7 million in fiscal year 2011 from $275.9 million in fiscal year 2010. Our same-store funeral operations generated a 1.6 percent increase in average revenue per traditional funeral service and a 3.3 percent increase in average revenue per cremation service. These increases were partially offset by a shift in mix to lower-priced cremation services resulting in an overall increase of 1.2 percent in same-store average revenue per funeral service. Same-store funeral services increased 0.6 percent, or 302 events. The cremation rate for our same-store operations was 42.5 percent for fiscal year 2011 compared to 41.9 percent for fiscal year 2010.

Funeral gross profit increased $1.0 million, or 1.5 percent, to $66.6 million for fiscal year 2011 compared to $65.6 million for fiscal year 2010. The improvement in funeral gross profit is primarily due to the increase in funeral revenue, as previously noted, partially offset by an increase in funeral expenses. This increase in expenses is primarily due to changes made in our compensation package to incentivize improvements in operational performance, as well as an increase in health and general liability insurance, funeral bad debt and energy costs.

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

Cemetery revenue increased $5.0 million, or 2.2 percent, to $229.0 million in fiscal year 2011 primarily due to a $7.3 million, or 7.6 percent, increase in cemetery property sales, coupled with a $1.9 million improvement in revenue related to trust activities of which $1.2 million of the increase relates to cemetery perpetual care trust earnings. These increases were partially offset by a $1.2 million reduction in finance charges as a result of reduced interest rates in this low interest rate environment and a $0.9 million decrease in merchandise delivered.

Cemetery gross profit increased $2.7 million, or 8.7 percent, to $33.8 million for fiscal year 2011, even after considering a $1.1 million positive impact in fiscal year 2010 of perpetual care withdrawals related to prior cancellations which we used to offset our perpetual care expenses. The improvement in cemetery gross profit is primarily due to the $5.0 million increase in revenue, as previously noted above.

Acquisitions

During the year ended October 31, 2011, we acquired two funeral home/cemetery combinations for approximately $9.1 million. The acquisitions were accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date. For additional information, see Note 12 to the consolidated financial statements included in Item 8.

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

Other

Corporate general and administrative expenses decreased $1.2 million to $26.8 million for fiscal year 2011, compared to $28.0 million for the same period of 2010. During fiscal year 2010, we experienced increased litigation costs primarily related to the settlement of litigation. During fiscal year 2011, we realized cost savings from our continuous improvement initiatives.

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

The effective tax rate for fiscal year 2011 was 37.7 percent compared to 31.4 percent for fiscal year 2010. The increased rate in fiscal year 2011 is primarily due to a $2.9 million charge to income tax expense in the first quarter of fiscal year 2011 as a result of the revaluation of our deferred tax asset due to a change in Puerto Rican tax legislation. This charge to tax expense was offset primarily by a reduction in the valuation allowance related to our capital loss carry forward, due in part to the performance of our trust portfolio during fiscal year 2011. In fiscal year 2010, the effective tax rate was positively impacted by a $1.8 million tax benefit caused by the reduced valuation allowance on the capital loss carry forward and a $1.5 million tax benefit attributable to the utilization of state net operating loss carryovers realized from our state tax planning strategies.

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

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our previously noted operating results. We had $148.1 million in net preneed funeral and cemetery merchandise and service sales (including $78.9 million related to third-party insurance-funded preneed funeral contracts) during the year ended October 31, 2011 to be recognized in the future as these prepaid products and services are delivered, compared to net sales of $144.4 million (including $77.3 million related to third-party insurance-funded preneed funeral contracts) for the corresponding period in 2010. Insurance-funded preneed funeral contracts which will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheets.

Liquidity and Capital Resources

General

We generate cash in our operations primarily from at-need sales, preneed sales that turn at-need, funds we are able to withdraw from our trusts and escrow accounts when preneed sales turn at-need, monies collected on preneed sales that are not required to be placed in trust and items such as cemetery perpetual care trust earnings and finance charges. Over the last five years, we have generated more than $60 million annually in cash flow from operations. We have historically satisfied our working capital requirements with cash flows from operations. We believe that our current level of cash on hand, projected cash flows from operations and available capacity under the $150 million senior secured revolving credit facility will be sufficient to meet our cash requirements for the foreseeable future.

As of October 31, 2012, we had no amounts drawn on the revolving credit facility, which matures in 2016, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $23.5 million Florida bond, was $125.7 million. See Note 20 to the consolidated financial statements for information about the Florida bond. We also have outstanding $131.5 million principal amount in senior convertible notes as of October 31, 2012, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table below under “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one half cents per share to four cents per share resulting in a 14 percent increase in our annual dividend rate to $0.16 per share. Dividends amounted to $13.3 million for the year ended October 31, 2012 compared to $11.8 million during fiscal year 2011. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 4.0 million shares of our Class A common stock for approximately $27.4 million during the year ended October 31, 2012. In November 2012, we purchased an additional 0.2 million shares of our Class A common stock for approximately $1.1 million and as of November 30, 2012, had $15.3 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of death care businesses, pay dividends, repurchase debt and stock, invest in our strategic initiatives and construct funeral homes on cemeteries of unaffiliated third parties or on our own strategic locations are all attractive options. We are continuing to invest in further improving our business processes, and continue to look at ways to improve our organization and cost structure.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 31 cremation projects, and we currently have 4 projects either under construction or expected to begin construction and approximately 20 additional projects under feasibility review. For the year ended October 31, 2012, we spent $8.2 million on these projects, compared to $4.1 million in fiscal year 2011, and we plan to spend approximately $10 million to $15 million in fiscal year 2013. As of October 31, 2012, we had no material commitments for capital expenditures.

We believe that growing our organization through acquisitions remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. During the year ended October 31, 2012, we invested $6.2 million of available cash for the acquisition of two funeral businesses, and during the year ended October 31, 2011, we invested $9.1 million of available cash for the acquisition of two funeral home/cemetery combinations.

We received Internal Revenue Service approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84.0 million of taxable income. These changes increased the amounts available to offset taxable income beginning in 2010 to approximately $105.0 million. These changes primarily relate to our tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit us to defer the recognition of income for tax purposes (and payment of taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. We will eventually pay taxes with respect to the $84.0 million as the related preneed contracts are performed in the future.

In fiscal year 2012, we received approval from the Internal Revenue Service for a change in tax accounting method resulting in the deferral of approximately $52.0 million in revenue until the service is performed or merchandise is delivered, thereby increasing the amount available to reduce taxable income. This increase resulted or will result in approximately $21.0 million of reduced tax payments. We will eventually pay taxes with respect to the $52.0 million when the related preneed contracts are performed in the future.

As a result of the tax accounting changes that took place in fiscal years 2010 through 2012 described above, we had approximately $157.0 million available to offset taxable income as of 2010. We were able to utilize approximately $42.0 million in fiscal year 2012, $46.0 million in fiscal year 2011 and approximately $26.0 million in fiscal year 2010, which reduced federal income taxes paid by approximately $14.7 million, $16.1 million and $9.1 million, respectively.

We are continuing to review all of our tax accounting methods to determine opportunities to further improve our current tax position. Several possible changes are being considered that could result in potential reductions in future tax payments. At this time, we cannot predict with certainty what, if any, reductions in future tax payments we will obtain. However, we currently do not expect that these potential reductions in future tax payments, if obtained, will be as substantial as those obtained in fiscal years 2009 through 2012, which resulted in a combination of refunds and reductions of federal income tax payments totaling in excess of $100 million. Based on the currently approved changes, we expect to have federal net operating losses available in fiscal year 2013 to offset a portion of federal income taxes. For fiscal years 2013 and 2014, we expect our federal cash tax payments to be approximately $5 million to $10 million above fiscal year 2012 amounts.

Cash Flow

Comparison of Fiscal Year 2012 to Fiscal Year 2011

Cash flow provided by operating activities for fiscal year 2012 was $76.5 million compared to $86.8 million for fiscal year 2011. The decline in cash flow is primarily due to $11.3 million of the Hurricane Katrina settlement received during the fourth quarter of fiscal year 2011.

Our investing activities resulted in a net cash outflow of $36.1 million for the year ended October 31, 2012, compared to a net cash outflow of $32.5 million for fiscal year 2011. The change is primarily due to a $12.8 million net change related to purchases and sales of certificates of deposits, marketable securities and restricted cash equivalents offset by declines in capital expenditures and acquisition spending. For the year ended October 31, 2012, capital expenditures amounted to $20.8 million, which included $15.1 million for maintenance capital expenditures, $2.2 million for the construction of new funeral homes, $1.7 million related to the implementation of new business systems and $1.8 million related to the purchase of land and a new building for an existing business. For the year ended October 31, 2011, capital expenditures were $27.0 million, which included $17.6 million for maintenance capital expenditures, $3.5 million for the construction of new funeral homes, $1.3 million related to the implementation of new business systems and $4.6 million related to the purchase of a funeral home building that we previously leased. We also purchased two funeral businesses in fiscal year 2012 resulting in a net cash outflow of $6.2 million, compared to purchasing two funeral/cemetery combinations in fiscal year 2011 for $9.1 million.

Our financing activities resulted in a net cash outflow of $37.9 million for the year ended October 31, 2012, compared to a net cash outflow of $44.7 million for fiscal year 2011. During fiscal year 2012, we repurchased $27.4 million of our common stock compared to $28.8 million in fiscal year 2011. During fiscal year 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased and redeemed $200.0 million of 6.25 percent senior notes due 2013. We also paid $5.9 million in debt refinancing costs during fiscal year 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility. Dividends paid increased from $11.8 million in fiscal year 2011 to $13.3 million in fiscal year 2012.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Cash flow provided by operating activities for fiscal year 2011 was $86.8 million compared to $63.4 million for fiscal year 2010. The increase in operating cash flow is primarily due to the receipt of $11.3 million of the Hurricane Katrina settlement during the fourth quarter of 2011. In addition, we experienced a change in working capital during fiscal year 2011, primarily driven by the timing of trust withdrawals and deposits, partially offset by an increase in inventory and receivables. These increases are due in part to the improved cemetery property sales, which are typically financed.

Our investing activities resulted in a net cash outflow of $32.5 million for the year ended October 31, 2011, compared to a net cash outflow of $24.6 million for the year ended October 31, 2010. The change is primarily due to a $13.1 million net change related to purchases and sales of certificates of deposits, marketable securities and restricted cash equivalents. In fiscal year 2011, we replaced a letter of credit by posting cash to satisfy collateral requirements with insurance carriers and invested the cash collateral in a money market fund. Both methods of posting collateral are available to us in the future at any time. We also purchased two funeral/cemetery combinations in fiscal year 2011 resulting in a net cash outflow of $9.1 million. For the year ended October 31, 2011, capital expenditures amounted to $27.0 million, which included $17.6 million for maintenance capital expenditures, $3.5 million for the construction of two new funeral homes, $1.3 million related to the implementation of new business systems and $4.6 million related to the purchase of a funeral home building that we previously leased. For the year ended October 31, 2010, capital expenditures were $16.5 million, which included $12.7 million for maintenance capital expenditures, $3.0 million for the construction of new funeral homes and $0.8 million related to the implementation of new business systems. The increase in maintenance capital expenditures is primarily due to several large building improvement projects undertaken in fiscal year 2011 as well as increased vehicle and equipment purchases as we assess lease versus purchase decisions for our fleet.

Our financing activities resulted in a net cash outflow of $44.7 million for the year ended October 31, 2011, compared to a net cash outflow of $45.5 million for the year ended October 31, 2010. During fiscal year 2011, we repurchased $28.8 million of our common stock compared to $4.1 million in fiscal year 2010. During fiscal year 2010, we had $31.5 million in repayments of long-term debt primarily due to purchases of our senior convertible notes. During fiscal year 2011, we issued $200.0 million of 6.50 percent senior notes due 2019 and repurchased and redeemed $200.0 million of 6.25 percent senior notes due 2013. We also paid $5.9 million in debt refinancing costs during fiscal year 2011 related to the senior notes transactions and refinancing of the senior secured revolving credit facility. Dividends paid increased from $11.2 million in fiscal year 2010 to $11.8 million in fiscal year 2011.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of October 31, 2012.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	102.5	17.2	31.8	27.5	26.0
Operating and capital lease agreements (3)	35.6	5.9	9.2	6.5	14.0
Non-competition and other agreements (4)	1.5	0.5	0.5	0.4	0.1
Purchase obligations (5)	4.4	4.4	—	—	—

Total	$475.6	$28.0	$127.9	$79.5	$240.2

(1)

As of October 31, 2012, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 10 years, except for eight leases that expire between 2032 and 2039. These amounts also include leases under our vehicle fleet leasing program. Our future minimum lease payments for all leases as of October 31, 2012 were $5.9 million, $5.0 million, $4.2 million, $3.5 million, $3.0 million and $14.0 million for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
(5)

This category represents a construction contract for a funeral home currently under construction. This category also represents a purchase obligation related to an agreement we entered into to purchase the land and building of an existing business that we currently lease.

The following table details our known potential or possible future cash payments related to the specified contingent obligations specified below (in millions) as of October 31, 2012.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Cemetery perpetual care trust funding obligations(1)	$12.0	$12.0	$—	$—	$—
Long-term obligations related to uncertain tax positions(2)	1.5	—	—	—	1.5

	$13.5	$12.0	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they restore the initial corpus. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.0 million as of October 31, 2012. As of October 31, 2012, we had net unrealized losses of $16.6 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.0 million; no charge has been recorded for these amounts as of October 31, 2012.

(2)

As discussed in Note 18 to the consolidated financial statements included in Item 8, we adopted the required accounting guidance related to uncertain tax positions on November 1, 2007. In accordance with this guidance, as of October 31, 2012, we recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing thereof of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of October 31, 2012 consist of the following two items:

(1)	the $23.5 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed in Note 20 to the consolidated financial statements included in Item 8; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, which are not reflected in our consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements included in Item 8.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in the prices of investments in our preneed trusts and perpetual care trusts and interest rates associated with our long-term debt. Generally, our market risk sensitive instruments and positions are characterized as “other than trading.” Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in equity markets or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur, and do not represent the maximum possible gains and losses that may occur. Actual gains and losses, fluctuations in equity markets, interest rates and the timing of transactions, may differ from those estimated.

Trust Investments

As of October 31, 2012 and 2011, our marketable equity securities subject to market risk consisted principally of issuer specific common stock and preferred stock investments held by our preneed trusts and our cemetery perpetual care trusts and had fair values of $391.0 million and $363.4 million, respectively, which were determined using final sale prices quoted on stock exchanges. Each 10 percent change in the average market prices of the equity securities held in our preneed trusts and our cemetery perpetual care trusts would result in a change of approximately $39.1 million and $36.3 million, respectively, in the fair value of such accounts.

As of October 31, 2012 and 2011, our mutual funds subject to market risk consisted principally of investments held in our preneed trusts and in our cemetery perpetual care trusts and had fair values of $343.3 million and $301.1 million, respectively. Each 10 percent change in the average market prices of the mutual fund securities held in our preneed trusts and our cemetery perpetual care trusts would result in a change of approximately $34.3 million and $30.1 million, respectively, in the fair value of such accounts.

As of October 31, 2012 and 2011, our fixed-income securities subject to market risk consisted principally of investments in our preneed trusts and our cemetery perpetual care trusts and had aggregate quoted market values of $58.5 million and $64.5 million, respectively. Each 10 percent change in interest rates on these fixed-income securities would result in changes of approximately $0.8 million and $1.0 million, respectively, in the fair values of such securities based on discounted expected future cash flows. If these securities are held to maturity, no change in fair value will be realized.

As of October 31, 2012 and 2011, our money market and other short-term investments subject to market risk, including amounts held in preneed trusts, and in our cemetery perpetual care trusts, had carrying values approximating their fair values of $75.0 million and $77.3 million, respectively. A change in the average interest rate earned by our preneed trusts would not result in a change in our current pre-tax earnings. As such, as of October 31, 2012 and 2011, only $28.4 million and $22.6 million, respectively, of these short-term investments, which consists of amounts in the cemetery perpetual care trusts and other short-term investments not held in trust, were subject to changes in interest rates. Each 10 percent change in average interest rates applicable to such investments, 10 basis points for fiscal years 2012 and 2011, would result in changes of less than $0.1 million for fiscal years 2012 and 2011 in our pre-tax earnings.

Our preneed trusts and our cemetery perpetual care trusts are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Notes 4, 5 and 6 to our consolidated financial statements included in Item 8. Our marketable equity securities are principally held by our preneed trusts and cemetery perpetual care trusts, and are managed by ITI. ITI operates pursuant to a formal investment policy approved by the Investment Committee of our Board of Directors as discussed in “Operations” included in Item 1.

Long-term Debt

We have entered into various fixed- and variable-rate debt obligations, which are detailed in Note 14 to our consolidated financial statements included in Item 8.

As of October 31, 2012, our long-term fixed-rate debt consisted of $200.0 million of our 6.50 percent senior notes due 2019, $86.4 million of our 3.125 percent senior convertible notes due 2014, $45.1 million of our 3.375 percent senior convertible notes due 2016 and $0.1 million of third-party debt. Our variable-rate debt obligations consist of our $150.0 million senior secured revolving credit facility for which there was nothing drawn. As of October 31, 2012 and 2011, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $323.7 million and $319.6 million, respectively, compared to fair values of $351.1 million and $326.3 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 40 basis points for fiscal year 2012 and 60 basis points for fiscal year 2011, would result in changes of approximately $5.8 million and $7.8 million, respectively, in the fair values of these instruments.

We monitor our mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, entering into interest rate swap agreements or refinancing balances outstanding among our variable-rate senior secured revolving credit facility and fixed-rate debt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

        Shareholders of Stewart Enterprises, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stewart Enterprises, Inc. and its subsidiaries (the “Company”) at October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

December 17, 2012

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2012	2011	2010
Revenues:
Funeral	$282,984	$283,657	$275,898
Cemetery	233,113	229,007	224,009

	516,097	512,664	499,907

Costs and expenses:
Funeral	213,670	217,009	210,277
Cemetery	192,745	195,238	192,891

	406,415	412,247	403,168

Gross profit	109,682	100,417	96,739
Corporate general and administrative expenses	(28,521)	(26,775)	(28,044)
Restructuring and other charges	(3,291)	—	—
Hurricane related recoveries (charges), net	(55)	12,232	(66)
Net gain (loss) on dispositions	403	(389)	—
Other operating income, net	1,211	1,625	1,424

Operating earnings	79,429	87,110	70,053
Interest expense	(23,401)	(22,747)	(24,392)
Loss on early extinguishment of debt	—	(1,884)	(1,035)
Investment and other income, net	174	672	156

Earnings from continuing operations before income taxes	56,202	63,151	44,782
Income taxes	18,722	23,834	14,049

Earnings from continuing operations	37,480	39,317	30,733

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(2,314)	(1,245)	385
Income tax expense (benefit)	(730)	(483)	140

Earnings (loss) from discontinued operations	(1,584)	(762)	245

Net earnings	$35,896	$38,555	$30,978

Basic earnings per common share:
Earnings from continuing operations	$.43	$.44	$.33
Loss from discontinued operations	(.02)	(.01)	—

Net earnings	$.41	$.43	$.33

Diluted earnings per common share:
Earnings from continuing operations	$.43	$.43	$.33
Loss from discontinued operations	(.02)	(.01)	—

Net earnings	$.41	$.42	$.33

Weighted average common shares outstanding (in thousands):
Basic	85,879	90,001	92,119

Diluted	86,278	90,486	92,394

Dividends declared per common share	$.195	$.13	$.12

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$68,187	$65,688
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	10,514	662
Receivables, net of allowances	52,441	49,146
Inventories	36,495	35,859
Prepaid expenses	4,923	5,055
Deferred income taxes, net	30,671	29,768

Total current assets	209,481	192,428
Receivables due beyond one year, net of allowances	72,620	67,979
Preneed funeral receivables and trust investments	432,422	409,296
Preneed cemetery receivables and trust investments	225,048	216,582
Goodwill	249,584	247,038
Cemetery property, at cost	401,670	396,014
Property and equipment, at cost:
Land	49,085	46,538
Buildings	360,852	353,688
Equipment and other	204,971	197,766

	614,908	597,992
Less accumulated depreciation	323,648	305,708

Net property and equipment	291,260	292,284
Deferred income taxes, net	62,125	79,793
Cemetery perpetual care trust investments	263,663	240,392
Other assets	13,812	15,292

Total assets	$2,221,685	$2,157,098

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$5
Accounts payable and accrued expenses	25,214	24,547
Accrued payroll and other benefits	19,964	18,181
Accrued insurance	22,152	22,398
Accrued interest	2,161	2,129
Estimated obligation to fund cemetery perpetual care trust	11,965	12,017
Other current liabilities	14,723	10,013
Income taxes payable	1,004	1,173

Total current liabilities	97,189	90,463
Long-term debt, less current maturities	321,887	317,821
Deferred income taxes, net	4,931	5,104
Deferred preneed funeral revenue	240,415	240,286
Deferred preneed cemetery revenue	265,347	259,237
Deferred preneed funeral and cemetery receipts held in trust	585,164	558,194
Perpetual care trusts’ corpus	261,883	238,980
Other long-term liabilities	20,548	19,337

Total liabilities	1,797,364	1,729,422

Commitments and contingencies (Note 20)

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 81,359,536 and 84,421,416 shares at October 31, 2012 and 2011, respectively	81,360	84,421
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at October 31, 2012 and 2011; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	479,060	515,274
Accumulated deficit	(139,696)	(175,592)
Accumulated other comprehensive income :
Unrealized appreciation of investments	42	18

Total accumulated other comprehensive income	42	18

Total shareholders’ equity	424,321	427,676

Total liabilities and shareholders’ equity	$2,221,685	$2,157,098

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock (1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation (Depreciation) of Investments	Total Shareholders’ Equity
Balance October 31, 2009, as adjusted	$92,684	$561,063	$(245,125)	$35	$408,657
Comprehensive income (loss):
Net earnings	—	—	30,978	—	30,978
Other comprehensive loss:
Unrealized depreciation of investments, net of deferred tax benefit of $9	—	—	—	(17)	(17)

Total other comprehensive loss	—	—	—	(17)	(17)

Total comprehensive income (loss)	—	—	30,978	(17)	30,961
Restricted stock activity	115	549	—	—	664
Issuance of common stock	156	566	—	—	722
Stock options exercised	82	304	—	—	386
Stock option expense	—	1,054	—	—	1,054
Tax expense associated with stock activity	—	(120)	—	—	(120)
Purchase and retirement of common stock	(743)	(3,313)	—	—	(4,056)
Retirement of call options, net of tax expense of $1,247	—	2,315	—	—	2,315
Retirement of common stock warrants	—	(3,143)	—	—	(3,143)
Repurchase of convertible notes, net of tax benefit of $442	—	(786)	—	—	(786)
Dividends ($.12 per share)	—	(11,170)	—	—	(11,170)

Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation of Investments	Total Shareholders’ Equity
Balance October 31, 2010	$92,294	$547,319	$(214,147)	$18	$425,484
Comprehensive income:
Net earnings	—	—	38,555	—	38,555

Total comprehensive income	—	—	38,555	—	38,555
Restricted stock activity	(195)	1,109	—	—	914
Issuance of common stock	138	644	—	—	782
Stock options exercised	264	905	—	—	1,169
Stock option expense	—	1,111	—	—	1,111
Tax benefit associated with stock activity	—	261	—	—	261
Purchase and retirement of common stock	(4,525)	(24,313)	—	—	(28,838)
Dividends ($.13 per share)	—	(11,762)	—	—	(11,762)

Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Unrealized Appreciation of Investments	Total Shareholders’ Equity
Balance October 31, 2011	$87,976	$515,274	$(175,592)	$18	$427,676
Comprehensive income:
Net earnings	—	—	35,896	—	35,896
Other comprehensive income:
Unrealized appreciation of investments, net of deferred tax expense of ($5)	—	—	—	24	24

Total other comprehensive income	—	—	—	24	24

Total comprehensive income	—	—	35,896	24	35,920
Restricted stock activity	302	388	—	—	690
Issuance of common stock	118	600	—	—	718
Stock options exercised	545	2,084	—	—	2,629
Stock option expense	—	1,428	—	—	1,428
Tax expense associated with stock activity	—	(577)	—	—	(577)
Purchase and retirement of common stock	(4,026)	(23,402)	—	—	(27,428)
Dividends ($.195 per share)	—	(16,735)	—	—	(16,735)

Balance October 31, 2012	$84,915	$479,060	$(139,696)	$42	$424,321

(1)	Amount includes shares of Class A common stock with a stated value of $1 per share, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Year Ended October 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$35,896	$38,555	$30,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gains) losses on dispositions	468	389	(645)
Loss on early extinguishment of debt	—	1,884	1,035
Non-cash restructuring charge	1,236	—	—
Premiums paid on early extinguishment of debt	—	(850)	—
Depreciation and amortization	26,412	27,052	26,367
Non-cash interest and amortization of discount on senior convertible notes	5,531	5,305	5,901
Provision for doubtful accounts	4,256	4,879	4,758
Share-based compensation	3,404	2,952	2,457
Excess tax benefits from share-based payment arrangements	—	(351)	(121)
Provision for deferred income taxes	16,000	20,141	10,922
Estimated obligation to fund cemetery perpetual care trust	619	72	31
Other	159	(184)	(649)
Changes in assets and liabilities:
Increase in receivables	(12,158)	(7,503)	(1,980)
Decrease in prepaid expenses	124	424	1,249
(Increase) decrease in inventories and cemetery property	(6,778)	(4,105)	301
Federal income tax refunds	76	1,698	1,600
Decrease in accounts payable and accrued expenses	(546)	(858)	(4,502)
Net effect of preneed funeral production and maturities:
Decrease in preneed funeral receivables and trust investments	1,280	35,532	11,424
Decrease in deferred preneed funeral revenue	(4)	(4,356)	(4,143)
Decrease in deferred preneed funeral receipts held in trust	(4,803)	(32,787)	(14,043)
Net effect of preneed cemetery production and deliveries:
(Increase) decrease in preneed cemetery receivables and trust investments	(135)	3,872	905
Increase (decrease) in deferred preneed cemetery revenue	6,110	(2,354)	(8,919)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(859)	(1,194)	178
Increase (decrease) in other	249	(1,383)	250

Net cash provided by operating activities	76,537	86,830	63,354

Cash flows from investing activities:
Proceeds from sales/maturities of certificates of deposit and marketable securities and release of restricted funds	2,869	10,000	5,901
Deposits of restricted funds and purchases of restricted cash equivalents, certificates of deposit and marketable securities	(12,630)	(6,912)	(15,875)
Proceeds from sale of assets	755	332	1,681
Purchase of subsidiaries and other investments, net of cash acquired	(6,442)	(9,110)	—
Additions to property and equipment	(20,846)	(26,958)	(16,450)
Other	148	149	176

Net cash used in investing activities	(36,146)	(32,499)	(24,567)

Cash flows from financing activities:
Proceeds of long-term debt	—	200,000	—
Repayments of long-term debt	(5)	(200,005)	(31,505)
Debt refinancing costs	(34)	(5,944)	(38)
Retirement of common stock warrants	—	—	(3,143)
Retirement of call options	—	—	3,562
Issuance of common stock	2,910	1,495	694
Purchase and retirement of common stock	(27,428)	(28,838)	(4,056)
Dividends	(13,335)	(11,762)	(11,170)
Excess tax benefits from share-based payment arrangements	—	351	121

Net cash used in financing activities	(37,892)	(44,703)	(45,535)

Net increase (decrease) in cash	2,499	9,628	(6,748)
Cash and cash equivalents, beginning of year	65,688	56,060	62,808

Cash and cash equivalents, end of year	$68,187	$65,688	$56,060

Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$2,798	$3,298	$(309)
Interest	$18,237	$20,203	$19,311
Non-cash investing and financing activities:
Issuance of common stock to directors	$437	$456	$414
Issuance of restricted stock, net of forfeitures	$690	$914	$664
Dividends declared but not paid	$3,400	$—	$—

See accompanying notes to consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1) The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of October 31, 2012, the Company owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, cemetery segment and corporate trust management segment.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. A discussion of discontinued operations can be found in Note 12.

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

(e) Buildings and Equipment

Buildings and equipment are recorded at cost and are depreciated over their estimated useful lives, primarily using the straight-line method. Building and building improvement items are generally depreciated over a period ranging from 10 to 40 years. Equipment is generally depreciated over the following ranges: light equipment, 5 to 10 years; heavy equipment, 10 years; computer equipment and software, 3 to 6 years; and crematory equipment, 5 to 20 years. Vehicles are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the life of the asset. Maintenance and repairs are charged to expense whereas renewals and major replacements that extend the assets’ useful lives are capitalized. For the fiscal years ended October 31, 2012, 2011 and 2010, depreciation expense totaled $25,639, $26,259 and $25,622, respectively.

The Company reviews for continued appropriateness the carrying value of its long-lived assets whenever events and circumstances indicate a potential impairment. This review is based on its projections of anticipated undiscounted future cash flows. If indicators of impairment are present, the Company evaluates the undiscounted future cash flows expected to be generated by those assets compared to the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value. While the Company believes that its estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect its evaluations.

(f) Preneed Selling Costs

Preneed selling costs related to the acquisition of new prearranged funeral and cemetery service and merchandise sales are charged to expense as incurred. Preneed selling costs related to the acquisition of new prearranged cemetery property sales are deferred until the related revenue is recognized.

(g) Goodwill

The Company’s evaluation of the goodwill of its operations consists of eleven reporting units. Those reporting units are: the funeral operating segment comprised of five reporting units (Southern, Southwestern and Midwestern regions aggregated; Northern, Central and Mid-Atlantic regions aggregated; Western and Los Angeles/Pacific Northwest region; South Florida/Puerto Rico region; and Southeastern region); the cemetery operating segment comprised of six reporting units (Southwestern region; Southern and Midwestern regions aggregated; South Florida/Puerto Rico region; Northern, Central and Mid-Atlantic regions aggregated; Southeastern region; and Western and Los Angeles/Pacific Northwest region).

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

Goodwill of a reporting unit must be tested for impairment on at least an annual basis. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year. In addition to an annual review, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the Company’s assets or the strategy for its overall business and significant negative industry or economic trends.

Goodwill was allocated to these reporting units based on the implied fair value of goodwill. The implied fair value of a reporting unit’s goodwill is determined in a manner similar to the amount of goodwill determined in a business combination. That is, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company calculated the fair value, or enterprise value, for each of the reporting units based on a discounted cash flow analysis, as supplemented by comparing them to the trading multiples of companies in this industry and supplier industries calculated as enterprise value divided by EBITDA. The Company also reviewed multiples paid in recent acquisition transactions within the deathcare industry.

In fiscal year 2011, the Company adopted guidance which simplified how entities test for goodwill impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. In April 2012, the Company announced an organizational restructuring and separate workforce reduction, as discussed in Note 17. The organizational changes involved a restructure of the sales organization and realignment of the Company’s geographic regions and regional management. Due to the realignment of certain regions, the Company evaluated the economic similarity of its regions and determined that two of its funeral reporting units were impacted by this change. The Company’s former Southeastern region was split in two, with the Northern part of the region forming the new Southeastern region and the Southern part of the region combining with the former Puerto Rico region to form the new South Florida/Puerto Rico region. For these two funeral reporting units, which have a combined goodwill balance of $58.6 million, the Company proceeded directly to step one of the impairment test and performed a quantitative analysis, which was performed due to the fact these are two new regions and a previous analysis was not available. This reorganization required a reallocation of goodwill.

From a qualitative perspective, in evaluating whether it is more likely than not (i.e., a probability of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances were taken into account, with greater weight assigned to events and circumstances that most affect a reporting unit’s fair value or the carrying amounts of its assets. Items that were considered include, but are not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) costs of merchandise or labor; (4) overall financial performance; (5) other entity specific events, such as changes in management or key personnel; (6) events affecting a reporting unit, such as a change in the composition of net assets or an expected disposition; and (7) a change in the Company’s share price. In addition, we also considered recent fair value calculations for each reporting unit and determined that there was a significant difference between fair value and the carrying amount. After assessing these and other factors, the Company determined that is was more likely than not that the fair value of these reporting units were greater than the carrying amounts.

For the two reporting units in which the Company performed a quantitative analysis, the goodwill impairment test involves estimates and management judgment. The Company determined the fair value of the reporting units based on present value techniques including discounted cash flows. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. In projecting the Company’s cash flows, it

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

used growth rates generally ranging from one to five percent in revenues and costs, and in addition, considered the additional cremation gardens and other mausoleum projects that are currently under construction. For the discount rate, the Company used 7.5 percent, which reflected its weighted average cost of capital determined based on its industry, suppliers and capital structure as adjusted for equity risk premiums and size risk premiums based on its market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and terminal value at the end of those five years. The terminal value is calculated as the projected EBITDA at the end of the five year period divided by the discount rate minus terminal growth rates ranging from 2 to 3 percent. The Company prepared a sensitivity analysis of the terminal values and used the midpoint enterprise value as its best estimate. Based on the analysis performed, the Company determined that no goodwill impairment charge was required for fiscal year 2012.

(h) Stock-Based Compensation

The Company’s stock-based compensation cost for each period is the expense related to all share-based compensation arrangements vesting in the period based on the estimated grant date fair value. See Note 19 for additional information.

(i) Funeral Revenue

The Company sells price-guaranteed prearranged funeral services and merchandise under contracts that provide for delivery of the services and merchandise at the time of death. Prearranged funeral services are recorded as funeral revenue in the period the funeral service is actually performed. Prearranged funeral merchandise is recognized as revenue upon delivery. When a contract turns at-need or the merchandise is delivered, the contract face value along with related trust dividends, interest income and gains and losses net of fees allocated to individual contracts as per the applicable trust agreement are included in revenue. Prior to performing the funeral or delivering of the merchandise, such sales and related trust earnings are deferred. Funeral services and merchandise sold at the time of need are recorded as funeral revenue in the period the funeral is performed or the merchandise is delivered. The Company records cash advance items such as public transportation arranged on behalf of a customer on a net basis. Discounts are also recorded on a net basis in revenue. The Company presents all taxes assessed by governmental authorities on its revenue-producing transactions (i.e., sales taxes) as well as the recoveries from its customers from these taxes on a net basis in its consolidated financial statements.

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

When a trust-funded preneed funeral contract is sold, the Company records an asset (included in preneed funeral receivables and trust investments) and a corresponding liability (included in deferred preneed funeral revenues) for the contract price. Principal amounts deposited in the trust or escrow accounts generally range from 70 percent to 90 percent of each installment received. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment based on applicable state law and reclassifies the corresponding amount from deferred preneed funeral revenues into deferred preneed funeral and cemetery receipts held in trust.

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

Upon cancellation of a trust-funded preneed funeral contract, a customer is generally entitled to receive a refund. In many jurisdictions, the Company may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including investment income at the time of cancellation. If the fair market value of the trusts were to decline below the estimated costs to deliver the underlying products and services, the Company would record a charge to earnings to record a liability for the expected loss on the delivery of contracts in the Company’s backlog. Based upon the analysis described in Note 2(m), no loss amounts have been required to be recognized for the years ended October 31, 2012, 2011 and 2010. See Note 2(m) below.

Insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2012 and 2011 was $600,951 and $557,348, respectively. With insurance-funded preneed funeral contracts, the Company earns a commission because it acts as an agent on the sale of the policies on behalf of the third-party insurer. Customers send payments of premiums on the insurance policies directly to the insurance company, and the insurance premium receivables and related customer payments are not recorded on the Company’s financial statements. Insurance commissions are recognized as revenue as earned, net of an allowance for cancellations. This allowance amounted to $3,889 and $3,842 for October 31, 2012 and 2011, respectively. The costs related to the commissions paid to the Company’s sales counselors are expensed as incurred. Proceeds of these policies may be used by customers for other purposes and are portable to other funeral service providers or for completely separate purposes. As a result, no additional amounts are recorded until the contracted service or merchandise is delivered, and these contracts are not included in deferred revenue. At that time, the face amount of the contract including any build-up (i.e., the policy proceeds) is recorded as funeral revenue, as well as the related costs to deliver the contract, and a receivable from the insurance company for the policy proceeds is recorded as a funeral receivable.

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

Deferred preneed cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. In addition to the amounts receivable from customers and amounts received but not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was permitted to withdraw the cash from the trust in advance of performance of the service or delivery of the merchandise). Future contract revenues that were trusted and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in deferred preneed funeral and cemetery receipts held in trust.

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

The Company sells price-guaranteed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions of ASC 360-Property, Plant and Equipment. Based on this guidance, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. Until the 10 percent has been collected, the Company records all payments received as deposits, does not record receivables and continues to report the inventory in its financial statements. As of October 31, 2012 and 2011, the amount of inventory included in the Company’s consolidated balance sheets on which the 10 percent collection requirement has not been met was $525 and $651, respectively. Revenue related to the preneed sale of cemetery property prior to the completion of its construction is recognized on a percentage of completion method of accounting as construction occurs. The Company measures the percentage of completion by taking the costs incurred to date and dividing that number by the total projected cost of the project.

Pursuant to cemetery perpetual care contracts and laws, a portion, generally between 10 percent and 15 percent, of the proceeds from cemetery property sales is deposited into perpetual care trusts. As payments are received, the Company generally funds the perpetual care trust based on applicable state law in the same proportion as the payment bears to the contract amount. For example, if the Company receives 20 percent of the contract price, it places in trust 20 percent of the total amount it is required to place in the cemetery perpetual care trust for that contract. The income from these trusts, which have been established in most jurisdictions in which the Company

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

operates cemeteries, is used for maintenance of those cemeteries, but principal, including in some jurisdictions net realized capital gains, must generally be held in perpetuity. The Company currently recognizes and withdraws all dividend and interest income earned net of fees and, where permitted, net capital gains realized by cemetery perpetual care funds subject to a maximum of the maintenance costs incurred by the Company during the period.

If the Company realizes net losses in those states that allowed it to previously withdraw capital gains, these states may require the Company to make cash deposits to the trust to cover the net loss, or may require the Company to stop withdrawing earnings until future earnings cover the net losses. The Company is currently utilizing some of the cash that could be withdrawn from the trusts to satisfy its funding obligation resulting from the net realized capital losses previously recorded.

Some of the Company’s sales of cemetery property and merchandise are made under installment contracts bearing interest at prevailing rates. Interest rates on cemetery property and merchandise contracts range from 2.9 percent to 12.9 percent and have a weighted average interest rate of 5.7 percent. Finance charges are recognized as cemetery revenue under the effective interest method over the terms of the related installment receivables that are 90 days outstanding or less.

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

All of these trusts hold investments in cash and marketable equity and debt securities, which are classified as available for sale and reported at fair value, with the related realized and unrealized gains and losses excluded from earnings and initially reported as a separate component of accumulated other comprehensive income or loss in the Company’s consolidated balance sheet. These earnings are then reclassified to deferred preneed funeral and cemetery receipts held in trust in the Company’s consolidated balance sheet. Distributable income according to the regulatory requirements, which are primarily dividends, interest income and gains and losses allocated to individual accounts as per the applicable trust agreement net of fees, are included in the determination of revenue in accordance with the Company’s revenue recognition policy.

Each quarter, the Company assesses its portfolio for other than temporary impairments. In the case of preneed trusts, if a loss is realized from the sale of a security, or an unrealized loss is deemed other-than-temporary, the loss is included as a component of future revenue recorded as contracts turn at need. To determine whether an unrealized loss is other-than-temporary, the Company analyzes the securities on an individual trust account basis as well as a security-by-security basis. The evaluation first considers whether the Company has sufficient liquidity within each individual trust account to hold the investments for an extended period of time. The liquidity

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

assessment of the individual trust accounts includes estimates of annual trust income, historical deposits and withdrawals, cash balances, upcoming debt investment maturities and other liquidity alternatives. The Company evaluates whether it has the ability and intent to hold the security until it recovers in value. The Company also evaluates consensus analyst recommendations, concerns specific to the issuer, overall market performance and annual returns required to recover the loss. Based on the analysis performed, as discussed in Notes 4, 5 and 6, the Company has recorded other-than-temporary impairments on certain securities. The Company does not consider any of its other equity or debt security investments in its preneed trusts to be other-than- temporarily impaired as of October 31, 2012. The Company believes it has the intent and the ability to hold temporarily impaired securities in an unrealized loss position until they recover in value.

In the case of cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and permitted to be legally withdrawn by the Company (with a corresponding debit to perpetual care trusts’ corpus). Certain states allow the Company to withdraw net realized capital gains, and other states prohibit these withdrawals. These earnings and related funds are intended to defray cemetery maintenance costs and are recorded as revenue. In the event that the Company has been allowed to withdraw net realized gains and there are subsequent realized losses in the trust, the Company may determine it has a funding obligation to restore the initial corpus of the trust. A charge is recorded in the statement of earnings at the time it is considered probable that the Company will be required to restore the net realized losses.

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

(m) Loss Contract Impairment Analysis

Each quarter, the Company performs an analysis to determine whether its preneed contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, the Company adds the sales prices of the underlying contracts and realized earnings, then subtracts realized losses to derive the net amount of proceeds for contracts as of that particular balance sheet date. The Company then considers unrealized gains and losses based on current market prices quoted for the investments and does not include future expected returns on the investments in its analysis. The Company compares the amount of adjusted proceeds after considering net unrealized gains and losses to the estimated direct costs to deliver the contracts, which consist primarily of funeral and cemetery merchandise costs and salaries, supplies and equipment related to the delivery of a preneed contract. If a deficiency were to exist, the Company would record a charge to earnings and a corresponding liability for the expected loss on the delivery of those contracts from its deferred revenue. No such amounts were recognized during fiscal years 2012, 2011 or 2010.

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

In September 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During fiscal year 2012, the Company repurchased 4,025,809 shares of its Class A common stock for $27,314 at an average price of $6.78 per share. As of October 31, 2012, the Company has repurchased 15,927,732 shares of its Class A common stock since the start of the program for $108,555 at an average price of $6.82 per share and has $16,445 remaining available under this program.

(s) Derivatives

The Company accounts for derivative financial instruments under ASC 815 – Derivatives and Hedging. The Company’s only derivatives are its covered calls in its trust portfolios. A discussion of covered calls can be found in Notes 4, 5 and 6.

(t) Estimated Insurance Loss Liabilities

The Company purchases comprehensive general liability, automobile liability and workers compensation insurance coverages structured within a large deductible/self-insured retention premium rating program. This program results in the Company being primarily self-insured for claims and associated costs and losses covered by these policies but below the deductible. Historical insurance industry experience indicates some degree of inherent variability in assessing the ultimate amount of losses associated with the types of claims covered by the program. This is especially true as a result of the extended period of time that transpires between when the claim might occur and the full settlement of such claim, often many years. The Company continually evaluates the receivables due from its insurance carriers as well as loss estimates associated with claims and losses related to these insurance coverages with information obtained from its primary insurer.

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

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies—(Continued)

The estimated liability on the uninsured litigation and employment-related claims are established by management based upon the recommendations of professionals who perform a review of both reported claims and estimate a liability for incurred but not reported claims. These liabilities include estimated settlement costs. Although management believes estimated liabilities related to uninsured claims are adequately recorded, it is possible that actual results could significantly differ from the recorded liabilities.

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

(u) Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, June 2011 and March 2012, the Company announced that it had increased the quarterly dividend rate by one half cent per share. Effective March 2012, the quarterly dividend rate is four cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors after its review of the Company’s financial performance. On October 29, 2012, the Board of Directors approved its regular quarterly cash dividend of four cents per share payable on December 26, 2012 to holders of record of Class A and B common stock as of December 12, 2012. This dividend, which amounted to approximately $3,400, was recorded in “other current liabilities” and “additional paid-in capital” in the Company’s October 31, 2012 consolidated balance sheet. For the years ended October 31, 2012, 2011 and 2010, the Company paid $13,335, $11,762 and $11,170, respectively, in dividends.

(v) Leases

The Company has noncancellable operating leases, primarily for land and buildings, that expire over the next one to 10 years, with the exception of eight leases that expire between 2032 and 2039. As of October 31, 2012, approximately 77 percent of the Company’s 217 funeral locations were owned by the Company’s subsidiaries and approximately 23 percent were held under operating leases. The Company records operating lease expense for leases with escalating rents on a straight-line basis over the life of the lease, including reasonably assured lease renewals. The Company amortizes leasehold improvements in an operating lease over the shorter of their economic lives or the lease term, including reasonably assured lease renewals. The Company also has operating leases under its vehicle fleet program.

(w) Reclassifications

Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements in order for these periods to be comparable.

(3) Change in Accounting Principles and New Accounting Principles

In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible borrowing rate as the related interest cost is recognized in

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt. This guidance applies to the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 which were originally issued in 2007, and was required to be applied retrospectively to all periods presented. The Company adopted this guidance effective November 1, 2009. See Note 14 for additional information.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance states whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Dividends are currently paid by the Company on all shares of nonvested restricted stock at the same rate as dividends on normal shares of the Company’s stock. In addition, restricted stockholders are not required to return the dividends to the Company if their shares of nonvested restricted stock do not ultimately vest. Therefore, under this guidance, the Company must include nonvested restricted stock in the basic earnings per share calculation and allocate earnings to common stock and the participating securities according to dividends declared and participation rights in undistributed earnings. This was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented (including interim financial statements, summaries of earnings and selected financial data). The Company adopted this guidance effective November 1, 2009. The impact of adopting this guidance was not material.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 was adopted by the Company as of its second fiscal quarter ended April 30, 2010. The guidance on Level 3 activity was adopted by the Company in the fiscal year beginning November 1, 2011. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, which requires new disclosures on finance receivables and allowance for credit losses. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, which delayed the effective date of ASU No. 2010-20 for public companies with regard to the disclosures on troubled debt restructurings. In April 2011, the FASB issued ASU No. 2011-02, which clarifies the guidance for identifying restructuring of receivables that constitute a troubled debt restructuring for a creditor. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption, which corresponded to the Company’s fourth fiscal quarter beginning

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

August 1, 2011. The guidance was adopted by the Company as of its first fiscal quarter ended January 31, 2011. The disclosures of reporting period activity were effective for the Company’s second fiscal quarter beginning February 1, 2011. The adoption of this guidance by the Company had no impact on its consolidated financial statements. See Note 9 for the required disclosures.

In December 2010, the FASB issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance was effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, which corresponds to the Company’s first fiscal quarter beginning November 1, 2011. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. This guidance will have no impact on the Company’s consolidated financial condition or results of operations, and the required information will be included in the Company’s quarterly and annual filings beginning in the first quarter of fiscal year 2013.

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

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, which corresponds to the Company’s fiscal year beginning November 1, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(3) Change in Accounting Principles and New Accounting Principles—(Continued)

The Company believes that the adoption of this guidance in fiscal year 2013 will have no impact on its consolidated financial statements.

(4) Preneed Funeral Activities

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the consolidated balance sheets as of October 31, 2012 and 2011 are as follows:

	October 31, 2012	October 31, 2011
Trust assets	$397,875	$377,198
Receivables from customers	44,959	43,457

	442,834	420,655
Allowances for cancellations	(10,412)	(11,359)

Preneed funeral receivables and trust investments	$432,422	$409,296

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2012 detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$24,501	$—	$—	$24,501
Long term certificate of deposit investments	1	6,775	—	—	6,775
U.S. Government, agencies and municipalities	2	1,657	79	—	1,736
Corporate bonds	2	18,946	1,580	—	20,526
Preferred stocks	2	34,939	1,099	(688)	35,350
Common stocks	1	196,745	4,598	(42,568)	158,775
Mutual funds:
Equity	1	18,471	1,007	(1,494)	17,984
Fixed income	1	96,021	3,271	(570)	98,722
Commodity	1	13,412	—	(2,864)	10,548
Real estate investment trusts	1	8,737	564	(9)	9,292
Master limited partnerships	1	6,867	1	(26)	6,842
Insurance contracts and other	3	5,372	168	—	5,540

Trust investments		$432,443	$12,367	$(48,219)	$396,591

Market value as a percentage of cost						91.7%

Accrued investment income					1,284

Trust assets					$397,875

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2012
Due in one year or less	$6,144
Due in one to five years	12,722
Due in five to ten years	2,877
Thereafter	519

$22,262

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

The cost and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$30,714	$—	$—	$30,714
Long term certificate of deposit investments	1	7,464	10	—	7,474
U.S. Government, agencies and municipalities	2	2,094	60	(2)	2,152
Corporate bonds	2	21,856	1,079	(8)	22,927
Preferred stocks	2	36,565	362	(3,358)	33,569
Common stocks	1	202,451	791	(55,830)	147,412
Mutual funds:
Equity	1	23,591	980	(2,018)	22,553
Fixed income	1	78,509	902	(1,417)	77,994
Commodity	1	11,844	8	(1,450)	10,402
Real estate investment trusts	1	15,075	37	(338)	14,774
Master limited partnerships	1	136	4	—	140
Insurance contracts and other	3	5,839	29	—	5,868

Trust investments		$436,138	$4,262	$(64,421)	$375,979

Market value as a percentage of cost						86.2%

Accrued investment income					1,219

Trust assets					$377,198

The Company manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of October 31, 2012 and 2011, the Company had outstanding covered calls with a market value of $379 and $0, respectively. These covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For fiscal years October 31, 2012, 2011, and 2010, the Company realized trust earnings (losses) of approximately $116, ($248) and ($270), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other funeral merchandise and services trust earnings and flow through funeral revenue in the statement of earnings as the underlying contracts are delivered. Although the Company realized losses associated with the covered call program during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,153 and $3,877, respectively, during the period that the covered calls were outstanding.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Fair market value, beginning balance	$5,868	$6,784	$8,649
Total unrealized gains (losses) included in other comprehensive income (1)	10	(689)	(1,762)
Distributions and other, net	(338)	(227)	(103)

Fair market value, ending balance	$5,540	$5,868	$6,784

(1)

All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

Activity related to preneed funeral trust investments is as follows:

	Year Ended October 31,
	2012		2011		2010
Purchases	$77,330		$166,763		$41,441
Sales	74,978		181,740		45,995
Realized gains from sales of investments	6,925		9,439		2,222
Realized losses from sales of investments and other	(4,953	)(1)	(34,508	)(2)	(5,959	)(3)
Interest income, dividend and other ordinary income	14,010		13,255		10,685
Deposits(4)	25,005		21,807		26,018
Withdrawals(4)	38,577		41,263		44,009
Other comprehensive income:
Reduction in net unrealized losses	24,307		29,188		36,989
Reclassification to deferred preneed funeral receipts held in trust	(24,307)		(29,188)		(36,989)

(1)	Includes $4,741 in losses from the sale of investments and $212 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.
(2)

Includes $3,306 in losses from the sale of investments and $31,202 in losses related to certain investments that the Company determined it no longer had the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it concluded that a number of equity securities in its preneed funeral trust portfolios are other-than-temporarily impaired and wrote the cost basis of these securities down to their fair market value as of October 31, 2011.

(3)	Includes $4,722 in losses from the sale of investments and $1,416 in losses related to certain investments that the Company determined it no longer had the intent to hold until they recover in value.
(4)

The Company historically sold a significant portion of its preneed funeral sales through trust-funded price-guaranteed contracts. Over time, the mix has shifted to a more significant portion being sold using insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2012 and 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(4) Preneed Funeral Activities—(Continued)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$5,707	$(170)	$6,923	$(518)	$12,630	$(688)
Common stocks	34,686	(2,241)	76,621	(40,327)	111,307	(42,568)
Mutual funds:
Equity	2,467	(24)	3,363	(1,470)	5,830	(1,494)
Fixed income	7,054	(11)	3,684	(559)	10,738	(570)
Commodity	—	—	10,547	(2,864)	10,547	(2,864)
Real estate investment trusts	2,005	(9)	—	—	2,005	(9)
Master limited partnerships	5,281	(26)	—	—	5,281	(26)

Total	$57,200	$(2,481)	$101,138	$(45,738)	$158,338	$(48,219)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$498	$(2)	$—	$—	$498	$(2)
Corporate bonds	6,398	(8)	—	—	6,398	(8)
Preferred stocks	548	(2)	19,065	(3,356)	19,613	(3,358)
Common stocks	5,564	(58)	128,478	(55,772)	134,042	(55,830)
Mutual funds:
Equity	3	(1)	8,481	(2,017)	8,484	(2,018)
Fixed income	43,688	(707)	5,015	(710)	48,703	(1,417)
Commodity	10,175	(1,450)	—	—	10,175	(1,450)
Real estate investment trusts	12,941	(338)	—	—	12,941	(338)

Total	$79,815	$(2,566)	$161,039	$(61,855)	$240,854	$(64,421)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2012, 88 percent, or $42,568, were generated by common stock investments. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

(5) Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or services are needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables discussed in Note 9. The components of preneed cemetery receivables and trust investments in the consolidated balance sheets as of October 31, 2012 and 2011 are as follows:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	October 31, 2012	October 31, 2011
Trust assets	$197,544	$189,678
Receivables from customers	29,594	30,270

	227,138	219,948
Allowance for cancellations	(2,090)	(3,366)

Preneed cemetery receivables and trust investments	$225,048	$216,582

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$9,099	$—	$—	$9,099
Long term certificate of deposit investments	1	487	—	—	487
U.S. Government, agencies and municipalities	2	1,568	115	—	1,683
Corporate bonds	2	1,981	156	—	2,137
Preferred stocks	2	12,790	142	—	12,932
Common stocks	1	104,170	1,931	(27,687)	78,414
Mutual funds:
Equity	1	23,818	201	(6,253)	17,766
Fixed income	1	53,572	857	(16)	54,413
Commodity	1	8,693	—	(1,991)	6,702
Real estate investment trusts	1	3,021	—	(14)	3,007
Master limited partnerships	1	10,303	—	(67)	10,236

Trust investments		$229,502	$3,402	$(36,028)	$196,876

Market value as a percentage of cost						85.8%

Accrued investment income					668

Trust assets					$197,544

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2012
Due in one year or less	$197
Due in one to five years	2,125
Due in five to ten years	1,122
Thereafter	376

$3,820

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2011 are detailed below.

	October 31, 2011
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$9,844	$—	$—	$9,844
Long term certificate of deposit investments	1	477	—	—	477
U.S. Government, agencies and municipalities	2	2,052	90	(2)	2,140
Corporate bonds	2	2,596	131	(3)	2,724
Preferred stocks	2	12,637	66	(1,662)	11,041
Common stocks	1	112,010	920	(32,761)	80,169
Mutual funds:
Equity	1	25,374	348	(6,791)	18,931
Fixed income	1	46,258	305	(586)	45,977
Commodity	1	8,780	—	(892)	7,888
Real estate investment trusts	1	9,866	74	(193)	9,747
Master limited partnerships	1	97	—	(2)	95

Trust investments		$229,991	$1,934	$(42,892)	$189,033

Market value as a percentage of cost						82.2%

Accrued investment income					645

Trust assets					$189,678

The Company manages a covered call program on its equity securities within the cemetery merchandise and services trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of October 31, 2012 and 2011, the Company had outstanding covered calls with a market value of $171 and $0, respectively. These covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For fiscal years October 31, 2012, 2011, and 2010, the Company realized trust earnings (losses) of approximately $145, ($105) and ($220), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery merchandise and services trust earnings and flow through cemetery revenue in the statement of earnings as the underlying contracts are delivered. Although the Company realized losses associated with the covered call program during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $133 and $3,014 during the period that the covered calls were outstanding.

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

Activity related to preneed cemetery merchandise and services trust investments is as follows:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

	Year Ended October 31,
	2012		2011		2010
Purchases	$46,754		$131,952		$31,721
Sales	48,810		127,232		27,364
Realized gains from sales of investments	4,288		7,314		1,708
Realized losses from sales of investments and other	(1,622	)(1)	(14,076	)(2)	(2,153	)(3)
Interest income, dividend and other ordinary income	7,915		7,194		5,322
Deposits	16,756		16,842		17,963
Withdrawals	24,849		19,040		18,536
Other comprehensive income:
Reduction in net unrealized losses	8,332		8,357		17,238
Reclassification to deferred preneed cemetery receipts held in trust	(8,332)		(8,357)		(17,238)

(1)	Includes $1,721 in losses from the sale of investments.
(2)

Includes $1,068 in losses from the sale of investments and $13,008 in losses related to certain investments that the Company determined it did not have the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it concluded that a number of equity securities in its preneed cemetery trust portfolios are other-than-temporarily impaired and wrote the cost basis of these securities down to their fair market value as of October 31, 2011.

(3)

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

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(5) Preneed Cemetery Merchandise and Service Activities—(Continued)

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2012 and 2011.

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Common stocks	$18,856	$(1,271)	$37,775	$(26,416)	$56,631	$(27,687)
Mutual funds:
Equity	1,868	(14)	11,756	(6,239)	13,624	(6,253)
Fixed income	11,014	(16)	—	—	11,014	(16)
Commodity	—	—	6,703	(1,991)	6,703	(1,991)
Real estate investment trusts	3,007	(14)	—	—	3,007	(14)
Master limited partnerships	10,236	(67)	—	—	10,236	(67)

Total	$44,981	$(1,382)	$56,234	$(34,646)	$101,215	$(36,028)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$313	$(2)	$—	$—	$313	$(2)
Corporate bonds	117	(3)	—	—	117	(3)
Preferred stocks	—	—	7,609	(1,662)	7,609	(1,662)
Common stocks	5,385	(707)	59,506	(32,054)	64,891	(32,761)
Mutual funds:
Equity	—	—	14,376	(6,791)	14,376	(6,791)
Fixed income	34,325	(586)	—	—	34,325	(586)
Commodity	7,887	(892)	—	—	7,887	(892)
Real estate investment trusts	5,775	(193)	—	—	5,775	(193)
Master limited partnerships	—	—	95	(2)	95	(2)

Total	$53,802	$(2,383)	$81,586	$(40,509)	$135,388	$(42,892)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2012, 94 percent, or $33,940 were generated by common stock investments and mutual fund – equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund – equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

(6) Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $9,552, $8,555 and $7,376 for the years ended October 31, 2012, 2011 and 2010, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2012 are detailed below.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$16,856	$—	$—	$16,856
U.S. Government, agencies and municipalities	2	5,089	250	—	5,339
Corporate bonds	2	26,479	1,409	(828)	27,060
Preferred stocks	2	33,476	552	(2,069)	31,959
Common stocks	1	90,085	3,017	(19,440)	73,662
Mutual funds:
Equity	1	17,204	1,164	(521)	17,847
Fixed income	1	74,762	2,400	(713)	76,449
Commodity	1	4,591	6	(463)	4,134
Real estate investment trusts	1	8,792	614	(15)	9,391
Other	3	47	—	—	47

Trust investments		$277,381	$9,412	$(24,049)	$262,744

Market value as a percentage of cost						94.7%

Accrued investment income					919

Trust assets					$263,663

The estimated maturities and market values of debt securities included above are as follows:

October 31, 2012
Due in one year or less	$4,229
Due in one to five years	15,557
Due in five to ten years	7,863
Thereafter	4,750

$32,399

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2011 are detailed below.

	October 31, 2011
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short- term investments	1	$20,654	$—	$—	$20,654
U.S. Government, agencies and municipalities	2	6,928	375	(57)	7,246
Corporate bonds	2	27,166	1,044	(876)	27,334
Preferred stocks	2	38,428	155	(6,927)	31,656
Common stocks	1	82,750	1,751	(24,410)	60,091
Mutual funds:
Equity	1	13,478	601	(807)	13,272
Fixed income	1	61,740	706	(1,990)	60,456
Commodity	1	6	5	—	11
Real estate investment trusts	1	8,834	6	(210)	8,630
Master limited partnerships	1	10,248	16	(61)	10,203
Other	3	60	—	(12)	48

Trust investments		$270,292	$4,659	$(35,350)	$239,601

Market value as a percentage of cost						88.6%

Accrued investment income					791

Trust assets					$240,392

The Company manages a covered call program on its equity securities within the cemetery perpetual care trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of October 31, 2012 and 2011, the Company had outstanding covered calls with a market value of $131 and $0, respectively. These covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For fiscal years October 31, 2012, 2011, and 2010, the Company realized trust earnings (losses) of approximately $94, ($141) and ($187), respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as for other cemetery perpetual care trust earnings and flow through cemetery revenue in the statement of earnings. Although the Company realized losses associated with the covered call programs during fiscal years 2011 and 2010, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $380 and $2,005 during the period that the covered calls were outstanding.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Fair market value, beginning balance	$48	$88	$201
Total unrealized losses included in other comprehensive income (1)	(1)	(40)	(113)

Fair market value, ending balance	$47	$48	$88

(1)

All gains (losses) recognized in other comprehensive income for cemetery perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of October 31, 2012 and 2011, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $11,965 and $12,017, respectively. The Company recorded $619 and $72 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the years ended October 31, 2012 and 2011, respectively. The additional funding obligation in fiscal year 2012 is related to the bankruptcy of Eastman Kodak. The Company had earnings of $671 and $1,308 within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation for the years ended October 31, 2012 and 2011, respectively. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $1,990; no charge has been recorded for these amounts as of October 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Year Ended October 31,
	2012		2011		2010
Purchases	$112,000		$160,534		$106,857
Sales	102,596		141,944		116,361
Realized gains from sales of investments	6,390		3,457		6,031
Realized losses from sales of investments and other	(3,263	)(1)	(11,871	)(2)	(1,328	)(3)
Interest income, dividend and other ordinary income	10,652		10,066		8,769
Deposits	8,828		7,751		7,293
Withdrawals	9,930		7,392		7,213
Other comprehensive income:
Reduction in net unrealized losses	16,054		10,347		15,621
Reclassification to perpetual care trusts’ corpus	(16,054)		(10,347)		(15,621)

(1)	Includes $2,644 in losses from the sale of investments and $619 in additional realized losses related to securities that had been previously impaired.
(2)

Includes $816 in losses from the sale of investments, $72 in realized losses related to securities that had been previously rendered worthless or practically worthless and $10,983 in losses related to certain investments that the Company determined it did not have the ability, or in some cases the intent, to hold until they recover in value. As a result of the Company’s review, it concluded that a number of equity securities in its cemetery perpetual care trust portfolios are other-than-temporarily impaired and wrote the cost basis of these securities down to their fair market value as of October 31, 2011.

(3)	Includes $1,297 in losses from the sale of investments and $31 in losses related to certain investments that were rendered worthless or practically worthless.

During the years ended October 31, 2012, 2011 and 2010, cemetery revenues were $233,113, $229,007 and $224,009, respectively, of which $8,539, $9,068 and $8,288, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 31, 2012 and 2011.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(6) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$4,736	$(80)	$276	$(748)	$5,012	$(828)
Preferred stocks	4,076	(54)	6,492	(2,015)	10,568	(2,069)
Common stocks	19,623	(704)	32,424	(18,736)	52,047	(19,440)
Mutual funds:
Equity	3,405	(40)	1,169	(481)	4,574	(521)
Fixed income	7,267	(12)	14,517	(701)	21,784	(713)
Commodity	2,559	(234)	1,539	(229)	4,098	(463)
Real estate investment trusts	2,106	(15)	—	—	2,106	(15)

Total	$43,772	$(1,139)	$56,417	$(22,910)	$100,189	$(24,049)

	October 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$213	$(1)	$71	$(56)	$284	$(57)
Corporate bonds	5,959	(150)	1,341	(726)	7,300	(876)
Preferred stocks	3,611	(91)	20,921	(6,836)	24,532	(6,927)
Common stocks	1,027	(108)	50,539	(24,302)	51,566	(24,410)
Mutual funds:
Equity	106	(113)	1,967	(694)	2,073	(807)
Fixed income	39,397	(1,742)	1,606	(248)	41,003	(1,990)
Real estate investment trusts	7,659	(210)	—	—	7,659	(210)
Master limited partnerships	7,936	(61)	—	—	7,936	(61)
Other	—	—	48	(12)	48	(12)

Total	$65,908	$(2,476)	$76,493	$(32,874)	$142,401	$(35,350)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k). Of the total unrealized losses at October 31, 2012, 89 percent, or $21,509, were generated by common stock and preferred stock investments. Most of the common stock investments are part of the S&P 500 Index, and all preferred stock investments had a rating of investment grade at the time of purchase. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2012 are as follows:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$397,875	$197,544	$595,419
Less:
Pending withdrawals	(7,870)	(6,345)	(14,215)
Pending deposits	2,333	1,627	3,960

Deferred receipts held in trust	$392,338	$192,826	$585,164

The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2012 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$263,663
Less:
Pending withdrawals	(1,905)
Pending deposits	125

Perpetual care trusts’ corpus	$261,883

The components of deferred preneed funeral and cemetery receipts held in trust in the consolidated balance sheet at October 31, 2011 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$377,198	$189,678	$566,876
Less:
Pending withdrawals	(6,373)	(5,454)	(11,827)
Pending deposits	2,015	1,130	3,145

Deferred receipts held in trust	$372,840	$185,354	$558,194

The components of perpetual care trusts’ corpus in the consolidated balance sheet at October 31, 2011 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$240,392
Less:
Pending withdrawals	(1,896)
Pending deposits	484

Perpetual care trusts’ corpus	$238,980

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(7) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

Investment and other income, net

The components of investment and other income, net in the consolidated statement of earnings for the years ended October 31, 2012, 2011 and 2010 are detailed below.

	Year Ended October 31,
	2012	2011	2010
Realized gains from sales of investments	$17,603	$20,210	$9,961
Realized losses from sales of investments and other (1)	(9,838)	(60,455)	(9,440)
Interest income, dividends and other ordinary income	32,577	30,515	24,776
Trust expenses and income taxes	(11,850)	(10,523)	(9,983)

Net trust investment income (loss)	28,492	(20,253)	15,314
Reclassification to deferred preneed funeral and cemetery receipts held in trusts	(18,858)	18,229	(5,384)
Reclassification to perpetual care trusts’ corpus	(9,634)	2,024	(9,930)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—
Investment and other income, net (2)	174	672	156

Total investment and other income, net	$174	$672	$156

(1)	This category includes impairments recorded related to certain securities in the trusts. See Notes 4, 5 and 6 for additional information.
(2)

Investment and other income, net consists of interest income primarily on the Company’s cash, cash equivalents and marketable securities not held in trust. For the year ended October 31, 2011, the balance includes approximately $579 of interest income related to the resolution of an audit by the Internal Revenue Service.

(8) Marketable Securities and Restricted Investments

The market value of marketable securities as of October 31, 2012 and 2011 was $11,514 and $1,662, respectively, which included gross unrealized gains of $66 and $33 for fiscal years 2012 and 2011, respectively, and gross unrealized losses of $0 and $5 for fiscal years 2012 and 2011, respectively. Of the total marketable securities balance as of October 31, 2012 and 2011, $1,000 is classified as a long-term asset in “other assets” in the consolidated balance sheet. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which at least 40 percent must be in readily marketable investments.

In connection with its workers’ compensation and automobile liability program with its insurance carrier, the Company is required to maintain collateral in the amount of $6,250. In the past, the Company has posted letters of credit to meet the collateral requirement. In fiscal year 2011, in order to reduce the letter of credit fees, the Company posted cash to satisfy the collateral requirement by investing $6,250 in a money market fund comprised of short-term U.S. treasury securities. This amount is classified in the “restricted cash and cash equivalents” line in the current assets section of the consolidated balance sheet as of October 31, 2012 and 2011. Both methods of posting collateral are available to the Company in the future at any time.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(9) Receivables

As of October 31, 2012 and 2011, the Company’s receivables were as follows:

	Receivables as of October 31, 2012	Receivables as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$8,120	$8,317
Current receivables – other	48,380	45,455
Receivables, due beyond one year – other	77,873	75,097
Preneed funeral receivables	44,959	43,457
Preneed cemetery receivables	29,594	30,270

Total	$208,926	$202,596

Total current receivables	56,500	53,772
Total noncurrent receivables	152,426	148,824

Total	$208,926	$202,596

Below is a breakdown by type of current receivables and receivables due beyond one year.

	October 31,
	2012	2011
Current receivables are summarized as follows:
Installment contracts due within one year	$36,500	$34,107
Income tax receivables	1,772	1,004
Trade and other receivables	13,544	13,489
Funeral receivables	8,120	8,317
Allowance for doubtful accounts	(4,059)	(4,626)
Amounts to be collected for cemetery perpetual care trusts	(3,436)	(3,145)

Net current receivables	$52,441	$49,146

Receivables due beyond one year are summarized as follows:
Installment contracts due beyond one year	$85,966	$82,724
Allowance for doubtful accounts	(5,253)	(7,118)
Amounts to be collected for cemetery perpetual care trusts	(8,093)	(7,627)

Net receivables due beyond one year	$72,620	$67,979

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(9) Receivables—(continued)

The Company’s receivables as of October 31, 2012 are expected to be collected as follows:

Years ending October 31,
2013	$52,441
2014	23,529
2015	18,210
2016	13,491
2017	8,220
Thereafter	9,170

$125,061

As of October 31, 2012 and 2011, the Company’s allowance for doubtful accounts and cancellations were as follows:

	Allowance for Doubtful Accounts and Cancellations as of October 31, 2012	Allowance for Doubtful Accounts and Cancellations as of October 31, 2011
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral and other	$(4,059)	$(4,626)
Receivables, due beyond one year – other	(5,253)	(7,118)
Preneed funeral receivables	(10,412)	(11,359)
Preneed cemetery receivables	(2,090)	(3,366)

Total	$(21,814)	$(26,469)

Total current receivables	(4,059)	(4,626)
Total noncurrent receivables	(17,755)	(21,843)

Total	$(21,814)	$(26,469)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – October 31, 2012
Current receivables – at-need funeral and other	$4,626	1,855	(2,422)	$4,059
Receivables, due beyond one year – other	$7,118	2,401	(4,266)	$5,253

	$11,744	4,256	(6,688)	$9,312

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2010	Charged to costs and expenses	Write-offs	Balance – October 31, 2011
Current receivables – at-need funeral and other	$5,738	1,922	(3,034)	$4,626
Receivables, due beyond one year – other	$8,324	2,957	(4,163)	$7,118

	$14,062	4,879	(7,197)	$11,744

The Company has established allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the consolidated balance sheet. The following summarizes the Company’s receivables aging analysis:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(9) Receivables—(continued)

	Receivables Aging Analysis as of October 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$4,392	$1,274	$509	$1,945	$8,120
Receivables – other	107,602	4,239	2,491	11,921	126,253
Preneed funeral receivables	33,034	825	406	10,694	44,959
Preneed cemetery receivables	25,472	1,012	584	2,526	29,594

	$170,500	$7,350	$3,990	$27,086	$208,926

(10) Inventories and Cemetery Property

Inventories are comprised of the following:

	October 31,
	2012	2011
Developed cemetery property	$13,195	$11,661
Merchandise and supplies	23,300	24,198

	$36,495	$35,859

Cemetery property is comprised of the following:

	October 31,
	2012	2011
Developed cemetery property	$127,484	$120,486
Undeveloped cemetery property	274,186	275,528

	$401,670	$396,014

The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. Included in the non-current developed portion of cemetery property are $20,032 and $16,845 related to cemetery property under development as of October 31, 2012 and 2011, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of October 31, 2012 and October 31, 2011 and for the fiscal years ended October 31, 2012, 2011 and 2010, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries, which are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings and other comprehensive income, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$263,156	$19,828	$—	$282,984
Cemetery	—	209,692	23,421	—	233,113

	—	472,848	43,249	—	516,097

Costs and expenses:
Funeral	—	200,073	13,597	—	213,670
Cemetery	—	175,546	17,199	—	192,745

	—	375,619	30,796	—	406,415

Gross profit	—	97,229	12,453	—	109,682
Corporate general and administrative expenses	(28,521)	—	—	—	(28,521)
Restructuring and other charges	(2,055)	(1,071)	(165)	—	(3,291)
Hurricane related charges, net	—	(55)	—	—	(55)
Net gain on dispositions	—	403	—	—	403
Other operating income, net	106	802	303	—	1,211

Operating earnings (loss)	(30,470)	97,308	12,591	—	79,429
Interest expense	(7,554)	(14,245)	(1,602)	—	(23,401)
Investment and other income, net	174	—	—	—	174
Equity in subsidiaries	59,744	1,090	—	(60,834)	—

Earnings from continuing operations before income taxes	21,894	84,153	10,989	(60,834)	56,202
Income tax expense (benefit)	(14,002)	29,035	3,689	—	18,722

Earnings from continuing operations	35,896	55,118	7,300	(60,834)	37,480
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,314)	—	—	(2,314)
Income tax benefit	—	(730)	—	—	(730)

Loss from discontinued operations	—	(1,584)	—	—	(1,584)

Net earnings	35,896	53,534	7,300	(60,834)	35,896
Other comprehensive income, net	24	—	23	(23)	24

Comprehensive income	$35,920	$53,534	$7,323	$(60,857)	$35,920

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$263,776	$19,881	$—	$283,657
Cemetery	—	205,004	24,003	—	229,007

	—	468,780	43,884	—	512,664

Costs and expenses:
Funeral	—	203,884	13,125	—	217,009
Cemetery	—	176,766	18,472	—	195,238

	—	380,650	31,597	—	412,247

Gross profit	—	88,130	12,287	—	100,417
Corporate general and administrative expenses	(26,775)	—	—	—	(26,775)
Hurricane related recoveries, net	4,057	6,683	1,492	—	12,232
Net loss on dispositions	—	(389)	—	—	(389)
Other operating income, net	158	1,237	230	—	1,625

Operating earnings (loss)	(22,560)	95,661	14,009	—	87,110
Interest expense	(3,890)	(17,019)	(1,838)	—	(22,747)
Loss on early extinguishment of debt	(1,884)	—	—	—	(1,884)
Investment and other income, net	672	—	—	—	672
Equity in subsidiaries	50,344	1,092	—	(51,436)	—

Earnings from continuing operations before income taxes	22,682	79,734	12,171	(51,436)	63,151
Income tax expense (benefit)	(15,873)	33,201	6,506	—	23,834

Earnings from continuing operations	38,555	46,533	5,665	(51,436)	39,317
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,245)	—	—	(1,245)
Income tax benefit	—	(483)	—	—	(483)

Loss from discontinued operations	—	(762)	—	—	(762)

Net earnings	38,555	45,771	5,665	(51,436)	38,555
Other comprehensive loss, net	—	—	—	—	—

Comprehensive income	$38,555	$45,771	$5,665	$(51,436)	$38,555

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings and Other Comprehensive Income

	Year Ended October 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$256,423	$19,475	$—	$275,898
Cemetery	—	200,524	23,485	—	224,009

	—	456,947	42,960	—	499,907

Costs and expenses:
Funeral	—	196,667	13,610	—	210,277
Cemetery	—	174,340	18,551	—	192,891

	—	371,007	32,161	—	403,168

Gross profit	—	85,940	10,799	—	96,739
Corporate general and administrative expenses	(28,044)	—	—	—	(28,044)
Hurricane related recoveries (charges), net	(121)	—	55	—	(66)
Other operating income, net	69	1,048	307	—	1,424

Operating earnings (loss)	(28,096)	86,988	11,161	—	70,053
Interest expense	(1,400)	(20,436)	(2,556)	—	(24,392)
Loss on early extinguishment of debt	(1,035)	—	—	—	(1,035)
Investment and other income, net	154	2	—	—	156
Equity in subsidiaries	46,589	767	—	(47,356)	—

Earnings from continuing operations before income taxes	16,212	67,321	8,605	(47,356)	44,782
Income tax expense (benefit)	(14,766)	25,017	3,798	—	14,049

Earnings from continuing operations	30,978	42,304	4,807	(47,356)	30,733
Discontinued operations:
Earnings from discontinued operations before income taxes	—	385	—	—	385
Income taxes	—	140	—	—	140

Earnings from discontinued operations	—	245	—	—	245

Net earnings	30,978	42,549	4,807	(47,356)	30,978
Other comprehensive loss, net	(17)	—	(17)	17	(17)

Comprehensive income	$30,961	$42,549	$4,790	$(47,339)	$30,961

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	October 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65,722	$1,033	$1,432	$—	$68,187
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	10,046	—	468	—	10,514
Receivables, net of allowances	2,682	43,453	6,306	—	52,441
Inventories	193	33,929	2,373	—	36,495
Prepaid expenses	1,373	2,128	1,422	—	4,923
Deferred income taxes, net	16,701	13,154	816	—	30,671
Intercompany receivables	1,247	—	—	(1,247)	—

Total current assets	104,214	93,697	12,817	(1,247)	209,481
Receivables due beyond one year, net of allowances	—	61,025	11,595	—	72,620
Preneed funeral receivables and trust investments	—	422,753	9,669	—	432,422
Preneed cemetery receivables and trust investments	—	218,018	7,030	—	225,048
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	365,901	35,769	—	401,670
Property and equipment, at cost	63,328	506,957	44,623	—	614,908
Less accumulated depreciation	50,732	252,124	20,792	—	323,648

Net property and equipment	12,596	254,833	23,831	—	291,260
Deferred income taxes, net	2,967	52,379	6,779	—	62,125
Cemetery perpetual care trust investments	—	249,608	14,055	—	263,663
Other assets	8,281	4,279	1,252	—	13,812
Intercompany receivables	601,223	—	—	(601,223)	—
Equity in subsidiaries	55,287	11,070	—	(66,357)	—

Total assets	$784,568	$1,963,312	$142,632	$(668,827)	$2,221,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$—	$—	$—	$6
Accounts payable, accrued expenses and other current liabilities	19,263	73,119	4,801	—	97,183
Intercompany payables	—	—	1,247	(1,247)	—

Total current liabilities	19,269	73,119	6,048	(1,247)	97,189
Long-term debt, less current maturities	321,887	—	—	—	321,887
Deferred income taxes, net	—	4,350	581	—	4,931
Intercompany payables	—	591,381	9,842	(601,223)	—
Deferred preneed funeral revenue	—	193,860	46,555	—	240,415
Deferred preneed cemetery revenue	—	236,249	29,098	—	265,347
Deferred preneed funeral and cemetery receipts held in trust	—	577,013	8,151	—	585,164
Perpetual care trusts’ corpus	—	247,845	14,038	—	261,883
Other long-term liabilities	19,091	1,457	—	—	20,548

Total liabilities	360,247	1,925,274	114,313	(602,470)	1,797,364

Common stock	84,915	102	376	(478)	84,915
Other	339,364	37,936	27,934	(65,870)	339,364
Accumulated other comprehensive income	42	—	9	(9)	42

Total shareholders’ equity	424,321	38,038	28,319	(66,357)	424,321

Total liabilities and shareholders’ equity	$784,568	$1,963,312	$142,632	$(668,827)	$2,221,685

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$9,305	$56,953	$10,279	$—	$76,537

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities and release of restricted funds	1,756	—	1,113	—	2,869
Deposits of restricted funds and purchases of marketable securities	(11,750)	—	(880)	—	(12,630)
Proceeds from sale of assets	—	755	—	—	755
Purchases of subsidiaries and other investments, net of cash acquired	(200)	(6,242)	—	—	(6,442)
Additions to property and equipment	(3,281)	(16,217)	(1,348)	—	(20,846)
Other	—	148	—	—	148

Net cash used in investing activities	(13,475)	(21,556)	(1,115)	—	(36,146)

Cash flows from financing activities:
Repayments of long-term debt	(5)	—	—	—	(5)
Intercompany receivables (payables)	45,396	(36,301)	(9,095)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	2,910	—	—	—	2,910
Purchase and retirement of common stock	(27,428)	—	—	—	(27,428)
Dividends	(13,335)	—	—	—	(13,335)

Net cash provided by (used in) financing activities	7,504	(36,301)	(9,095)	—	(37,892)

Net increase (decrease) in cash	3,334	(904)	69	—	2,499
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$65,722	$1,033	$1,432	$—	$68,187

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,915	$72,927	$8,988	$—	$86,830

Cash flows from investing activities:
Proceeds from sales/maturities of certificates of deposit	10,000	—	—	—	10,000
Purchases of restricted cash equivalents and marketable securities	(6,250)	—	(662)	—	(6,912)
Proceeds from sale of assets	—	332	—	—	332
Purchases of subsidiaries and other investments, net of cash acquired	—	(9,110)	—	—	(9,110)
Additions to property and equipment	(3,082)	(22,393)	(1,483)	—	(26,958)
Other	—	149	—	—	149

Net cash provided by (used in) investing activities	668	(31,022)	(2,145)	—	(32,499)

Cash flows from financing activities:
Proceeds from long-term debt	200,000	—	—	—	200,000
Repayments of long-term debt	(200,005)	—	—	—	(200,005)
Intercompany receivables (payables)	53,238	(46,023)	(7,215)	—	—
Debt refinancing costs	(5,944)	—	—	—	(5,944)
Issuance of common stock	1,495	—	—	—	1,495
Purchase and retirement of common stock	(28,838)	—	—	—	(28,838)
Dividends	(11,762)	—	—	—	(11,762)
Excess tax benefits from share-based payment arrangements	351	—	—	—	351

Net cash provided by (used in) financing activities	8,535	(46,023)	(7,215)	—	(44,703)

Net increase (decrease) in cash	14,118	(4,118)	(372)	—	9,628
Cash and cash equivalents, beginning of period	48,270	6,055	1,735	—	56,060

Cash and cash equivalents, end of period	$62,388	$1,937	$1,363	$—	$65,688

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended October 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(780)	$56,234	$7,900	$—	$63,354

Cash flows from investing activities:
Proceeds from sales/maturities of certificates of deposit and marketable securities	5,000	—	901	—	5,901
Purchases of certificates of deposit and marketable securities	(15,000)	—	(875)	—	(15,875)
Proceeds from sale of assets	—	1,681	—	—	1,681
Additions to property and equipment	(2,792)	(12,430)	(1,228)	—	(16,450)
Other	—	176	—	—	176

Net cash used in investing activities	(12,792)	(10,573)	(1,202)	—	(24,567)

Cash flows from financing activities:
Repayments of long-term debt	(31,505)	—	—	—	(31,505)
Intercompany receivables (payables)	50,643	(44,702)	(5,941)	—	—
Debt refinancing costs	(38)	—	—	—	(38)
Retirement of common stock warrants	(3,143)	—	—	—	(3,143)
Retirement of call options	3,562	—	—	—	3,562
Issuance of common stock	694	—	—	—	694
Purchase and retirement of common stock	(4,056)	—	—	—	(4,056)
Dividends	(11,170)	—	—	—	(11,170)
Excess tax benefits from share-based payment arrangements	121	—	—	—	121

Net cash provided by (used in) financing activities	5,108	(44,702)	(5,941)	—	(45,535)

Net increase (decrease) in cash	(8,464)	959	757	—	(6,748)
Cash and cash equivalents, beginning of period	56,734	5,096	978	—	62,808

Cash and cash equivalents, end of period	$48,270	$6,055	$1,735	$—	$56,060

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(12) Acquisitions and Dispositions

Acquisitions

During the year ended October 31, 2012, the Company acquired two funeral businesses for approximately $6,242 in cash. These acquisitions were accounted for under the purchase method, and the acquired assets and liabilities (primarily goodwill of approximately $2,564, and property, plant and equipment of approximately $3,873) were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date. Pro forma presentation of results is also considered immaterial.

During the year ended October 31, 2011, the Company acquired two funeral home/cemetery combinations for approximately $9,110 in cash. The acquisitions were accounted for under the purchase method, and the acquired assets and liabilities (primarily cemetery property of approximately $6,006, deferred revenue of approximately $4,705 and property, plant and equipment of approximately $2,885) were valued at their estimated fair values. The results of operations for these businesses, which are considered immaterial, have been included in consolidated results since the acquisition date. Pro forma presentation of results is also considered immaterial.

Dispositions

During the years ended October 31, 2012 and 2011, the Company recorded net gains (losses) on dispositions of $403 and ($389), respectively, in continuing operations.

During the year ended October 31, 2012, the Company sold a business, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The Company recorded net (losses) gains on dispositions of ($871) and $645 in discontinued operations during the years ended October 31, 2012 and 2010, respectively. The earnings (loss) from discontinued operations before income taxes for the years ended October 31, 2012, 2011 and 2010 were ($2,314), ($1,245), and $385, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(13) Goodwill

Goodwill in excess of net assets of companies acquired totaled $249,584 and $247,038 as of October 31, 2012 and 2011, respectively. The Company has approximately $8,510 of tax deductible goodwill which is being amortized for tax purposes. There were no goodwill impairment charges for the years ended October 31, 2012, 2011 and 2010. See Note 2(g) for a discussion of the Company’s reporting units and its annual goodwill impairment evaluation methodology.

Goodwill and changes to goodwill by operating segment for the years ended October 31, 2012 and 2011 is presented below:

	October 31, 2011	Changes		October 31, 2012
Funeral	$198,317	$2,546	(1)	$200,863
Cemetery	48,721	—		48,721

Total	$247,038	$2,546		$249,584

(1)	The change is due to the purchase of a funeral business and the sale of a funeral home during the year ended October 31, 2012.

	October 31, 2010	Changes	October 31, 2011
Funeral	$198,317	$—	$198,317
Cemetery	48,721	—	48,721

Total	$247,038	$—	$247,038

(14) Long-term Debt

	October 31, 2012	October 31, 2011
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $4,757 and $7,611 as of October 31, 2012 and October 31, 2011, respectively	$81,659	$78,805
3.375% senior convertible notes due 2016, net of unamortized discount of $4,965 and $6,183 as of October 31, 2012 and October 31, 2011, respectively	40,154	38,936
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of October 31, 2012 and October 31, 2011, partially secured by assets of subsidiaries, with maturities through 2022	80	85

Total long-term debt	321,893	317,826
Less current maturities	6	5

	$321,887	$317,821

Fair Value

As of October 31, 2012, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $82,455 and $40,602, respectively, compared to fair values of $88,988 and $46,247, respectively. As of October 31, 2011, the carrying values of the 2014 Notes and 2016 Notes, including accrued interest, were $79,600 and $39,385, respectively, compared to fair values of $85,753 and $44,411, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(14) Long-term Debt—(Continued)

As of October 31, 2012, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $200,542, compared to a fair value of $215,809. As of October 31, 2011, the carrying value of the Company’s 6.50 percent senior notes, including accrued interest, was $200,542 compared to a fair value of $196,043.

Fair values were determined using quoted market prices for these securities and are classified within Level 1 of the three-level valuation hierarchy.

Senior Secured Revolving Credit Facility

On April 20, 2011, the Company amended its $95,000 senior secured revolving credit facility which was set to mature in June 2012. The amended senior secured revolving credit facility matures on April 20, 2016 and was increased to $150,000 and includes a $30,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans. The Company may also request the addition of a new tranche of term loans, an increase in the commitments to the amended senior secured revolving credit facility or a combination thereof not to exceed $50,000. During the year ended October 31, 2011, the Company recorded a charge for the loss on early extinguishment of debt of $88 to write-off a portion of the unamortized fees on the prior agreement. The remaining fees related to the prior agreement and the fees incurred for the amended agreement were $2,373 (of which $1,571 was paid in cash as of October 31, 2011) and are being amortized over the term of the new credit facility. As of October 31, 2012, there were no amounts drawn on the senior secured revolving credit facility, and the Company’s availability for future borrowings under the facility, after giving consideration to its $842 of outstanding letters of credit and $23,456 reserve for its Florida bond, was $125,702.

The interest rate on the amended senior secured revolving credit facility ranges from LIBOR plus 225 to 275 basis points and was LIBOR plus 225 basis points at October 31, 2012. The Company pays a quarterly commitment fee ranging from 40 to 50 basis points annually based on the undrawn portion of the commitments.

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

The covenants include limitations on (i) liens, (ii) mergers, consolidations and asset sales, (iii) the incurrence of debt, (iv) dividends, stock redemptions and the redemption and/or prepayment of other debt, (v) capital expenditures, (vi) investments and acquisitions, (vii) transactions with affiliates and (viii) a change of control. If there is no default or event of default, the Company may pay cash dividends and repurchase its stock, provided that the aggregate amount of the dividends and stock repurchased plus other types of restricted payments in any fiscal year does not exceed $30,000 plus any positive amounts available in the discretionary basket. As of October 31, 2012, the amount available to pay dividends or repurchase stock was $245,394. The agreement also limits capital expenditures in any fiscal year to $45,000, with a provision for the carryover of permitted but unused amounts. As of October 31, 2012, there is $46,592 that can be carried over from previous years. The lenders under the senior secured revolving credit facility can accelerate all obligations under the facility and terminate the revolving credit commitments if an event of default occurs and is continuing.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(14) Long-term Debt —(Continued)

Obligations under the amended senior secured revolving credit facility are guaranteed by substantially all existing and future direct and indirect domestic subsidiaries of the Company formed under the laws of any one of the states or the District of Columbia of the United States of America (“SEI Guarantors”).

The lenders under the amended senior secured revolving credit facility have a first priority perfected security interest in (1) all of the capital stock or other equity interests of each of the domestic subsidiaries of the Company whether now existing or hereafter created or acquired other than certain excluded immaterial subsidiaries and 65 percent of the voting capital stock of all direct foreign subsidiaries whether now existing or hereafter acquired and (2) all other present and future assets and properties of the Company and the SEI Guarantors except (a) real property, (b) vehicles, (c) assets to which applicable law or regulation prohibits a security interest therein or requires the consent of a third party, (d) contract rights in which a security interest without the approval of the other party to the contract would constitute a default thereunder, (e) any assets with respect to which a security interest cannot be perfected and (f) a certain securities account to be maintained for the benefit of one of the Company’s umbrella insurance policies.

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

The Company funded the tender offer for the 6.25 percent senior notes with a portion of its available cash and the net proceeds of the issuance of $200,000 6.50 percent senior notes due 2019 (the “6.50 percent notes”), which were issued April 18, 2011. Fees incurred for the new 6.50 percent senior notes amounted to $4,397 (of which $4,373 was paid in cash as of October 31, 2011) and are being amortized over the term of the 6.50 percent notes.

The 6.50 percent notes are governed by an indenture dated April 18, 2011. The Company pays interest on the 6.50 percent notes on April 15 and October 15 of each year, beginning October 15, 2011. The 6.50 percent notes will mature on April 15, 2019. The indenture governing the 6.50 percent notes contains affirmative and negative covenants that will, among other things, limit the Company’s and the SEI Guarantors’ ability to engage in sale and leaseback transactions, effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets, and create liens on assets. Upon the occurrence of a change in control (as defined in the indenture), each holder of the 6.50 percent notes will have the right to require the Company to purchase that holder’s 6.50 percent notes for a cash price equal to 101 percent of their principal amount. The 6.50 percent notes are redeemable on or after April 15, 2014 at redemption prices specified in the indenture, and prior to April 15, 2014 at a “make-whole” premium described in the indenture. Upon the occurrence of certain events of default (as defined in the indenture), the trustee or the holders of the 6.50 percent notes may declare all outstanding 6.50 percent notes to be due and payable immediately.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(14) Long-term Debt —(Continued)

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

Senior Convertible Notes

On June 27, 2007, the Company issued in a private placement $125,000 aggregate principal amount of 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and $125,000 aggregate principal amount of 3.375 percent senior convertible notes due 2016 (the “2016 Notes” and together with the 2014 Notes, the “senior convertible notes”). In connection with the sale of the senior convertible notes, the Company also sold common stock warrants for approximately $43,850, as described below. Total proceeds from the issuance of the senior convertible notes and sale of the common stock warrants was approximately $293,850. The Company used approximately $163,978 of the proceeds to prepay the remaining balance of the Company’s Term Loan B at par value, including accrued interest, and used $60,000 for the purchase of call options as described below. The Company also used approximately $64,201 of the proceeds to repurchase 7,698,000 shares of the Company’s Class A common stock in negotiated transactions. The Company incurred debt issuance costs of approximately $6,217 for investment bank fees, legal fees and other costs related to the transaction. Debt issuance costs were capitalized and are being amortized over the terms of the senior convertible notes or until they become convertible. The aggregate principal amount of the 2014 Notes and 2016 Notes outstanding at October 31, 2012 was $86,416 and $45,119, respectively.

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

Holders may convert their senior convertible notes based on a 2012 conversion rate of 91.4833 shares of the Company’s Class A common stock per $1,000 principal amount of senior convertible notes subject to adjustment: (1) during any fiscal quarter beginning after October 31, 2007, if the closing price of the Company’s Class A common stock for a specified period in the prior quarter is more than 130 percent of the conversion price per share, (2) for a specified period after five trading days in which the trading price of the notes for each trading day was less than 95 percent of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock occur, (4) if a fundamental change occurs or (5) during the last month prior to the maturity date of the notes. None of these conditions had been met during fiscal years 2012, 2011 or 2010.

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

(14) Long-term Debt —(Continued)

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

The senior convertible notes are the Company’s senior unsecured obligations. The senior convertible notes are guaranteed, fully and unconditionally, jointly and severally, on an unsecured senior basis, by all of the Company’s subsidiaries that are guarantors of the Company’s 6.50 percent senior notes. The indentures contain events of default which, if they occur, entitle the holders of the senior convertible notes to declare the senior convertible notes immediately due and payable.

Also, in connection with the sale of the senior convertible notes in 2007, the Company purchased call options with respect to its Class A common stock from Bank of America/Merrill Lynch International. The call options covered, subject to anti-dilution adjustments, 11,311,700 shares of Class A common stock for each series of senior convertible notes, at strike prices that corresponded to the initial conversion price of the notes. The call options are expected to offset the Company’s exposure to dilution from conversion of the senior convertible notes because any shares the Company would be obligated to deliver to holders upon conversion of the senior convertible notes would be delivered to the Company by the counterparty to the call options. The Company paid approximately $60,000 for the call options. In connection with the purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares covered by the call options was reduced to 7,905,619 related to the 2014 Notes and 4,127,634 related to the 2016 Notes.

The Company also entered into warrant transactions in 2007 whereby it sold to Bank of America/Merrill Lynch Financial Markets warrants expiring in 2014 and 2016 to acquire, subject to customary anti-dilution adjustments, 11,311,700 and 11,311,700 shares of Class A common stock, respectively. The strike prices of the sold warrants expiring in 2014 and 2016 are $12.93 per share of Class A common stock and $13.76 per share of Class A common stock, respectively. The warrants expiring in 2014 and 2016 may not be exercised prior to the maturity of the 2014 Notes and 2016 Notes, respectively. The Company can elect to settle the warrants in cash or Class A common stock, subject to certain conditions. The Company received approximately $43,850 for the warrants. In connection with purchases of the Company’s senior convertible notes during fiscal years 2009 and 2010, the number of shares subject to the warrants was reduced to 6,988,887 related to the 2014 Notes and 3,648,995 related to the 2016 Notes.

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

During fiscal years 2010 and 2009, the Company purchased $38,584 aggregate principal amount of its 3.125 percent senior convertible notes due 2014 in the open market, and $79,881 aggregate principal amount of its 3.375 percent senior convertible notes due 2016 in the open market, at discounts to their face value totaling $26,501,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(14) Long-term Debt —(Continued)

generating annual cash interest savings of $3,777. In connection with these debt purchases, corresponding call options and common stock warrants were also terminated. As a result of the debt purchases, the Company recorded $1,035 in pre-tax losses on early extinguishment of debt during fiscal year 2010. There were no debt purchases in fiscal years 2011 or 2012.

Adoption of Convertible Debt Guidance – Senior Convertible Notes

In May 2008, the FASB issued guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance states that issuers of convertible debt instruments that may be settled in cash upon conversion should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate as the related interest cost is recognized in subsequent periods. The entity must determine the carrying amount of the liability component of any outstanding debt instrument by estimating the fair value of a similar liability without the conversion option. The Company used the market valuations of its then 6.25 percent senior notes due 2013 as the basis for estimating fair value. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the debt instrument. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt.

This guidance applies to the Company’s senior convertible notes which as described above were originally issued in 2007, and was required to be applied retrospectively to all periods since inception. The Company adopted this guidance effective November 1, 2009. See Note 3 for additional information on the effects of the adoption of this guidance.

The remaining periods over which the discount on the 2014 Notes and 2016 Notes will be amortized is approximately 1.75 years and 3.75 years, respectively. The carrying value of the equity component of the 2014 Notes as of October 31, 2012 and 2011 was $15,995. The carrying value of the equity component of the 2016 Notes as of October 31, 2012 and 2011 was $18,219. The amount of interest expense recorded for the senior convertible notes related both to the contractual interest coupon and amortization of the discount on the liability component was $8,295, $8,023 and $9,212 for the fiscal years ended October 31, 2012, 2011 and 2010, respectively. For the years ended October 31, 2012, 2011 and 2010, the coupon and amortization of the discount yielded an effective interest rate of 6.96 percent on the 2014 Notes and 2016 Notes.

Other

As of October 31, 2012, the Company’s subsidiaries had approximately $80 of long-term debt that represents notes the subsidiaries issued as part of the purchase price of acquired businesses or debt the subsidiaries assumed in connection with acquisitions. All of this debt is secured by liens on the stock or assets of the related subsidiaries.

Scheduled principal payments of the Company’s long-term debt for the fiscal years ending October 31, 2013 through October 31, 2017, are approximately $6 in 2013, $86,422 in 2014, $7 in 2015, $45,126 in 2016 and $8 in 2017. Scheduled principal payments thereafter are $200,046.

As of October 31, 2012, the Company was in compliance with the covenants in its debt agreements.

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

As discussed in Note 2(i), the Company sells insurance-funded price-guaranteed preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers which are not reflected in the consolidated balance sheet. The net amount of these contracts that have not been fulfilled as of October 31, 2012 and 2011 was $600,951 and $557,348, respectively.

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

(16) Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2012
Earnings from continuing operations	$37,480
Allocation of earnings to nonvested restricted stock	$(236)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$37,244	85,879	$.43

Effect of dilutive securities:
Stock options assumed exercised		399

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$37,244	86,278	$.43

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(16) Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2011
Earnings from continuing operations	$39,317
Allocation of earnings to nonvested restricted stock	$(219)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$39,098	90,001	$.44

Effect of dilutive securities:
Stock options assumed exercised		485

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$39,098	90,486	$.43

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Year Ended October 31, 2010
Earnings from continuing operations	$30,733
Allocation of earnings to nonvested restricted stock	$(268)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$30,465	92,119	$.33

Effect of dilutive securities:
Stock options assumed exercised		275

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$30,465	92,394	$.33

During the year ended October 31, 2012, options to purchase 467,609 shares of common stock at prices ranging from $6.83 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted-average shares outstanding as of October 31, 2012 exclude the effect of approximately 1,006,731 options because such options were not dilutive. These options expire between May 5, 2013 and August 13, 2018.

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

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(16) Reconciliation of Basic and Diluted Per Share Data—(Continued)

As of October 31, 2012, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been achieved. As of October 31, 2011 and 2010, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been achieved.

For the year ended October 31, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,637,882 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average price of the Company’s stock for the fiscal year ended October 31, 2012 was less than the conversion price of the senior convertible notes and strike price of the warrants. For the years ended October 31, 2011 and 2010, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the associated common stock warrants were also not dilutive. During fiscal year 2010, the Company purchased $35,866, of its senior convertible notes in the open market which resulted in associated common stock warrants being terminated. There were no debt repurchases in fiscal years 2011 and 2012.

The Company includes Class A and Class B common stock in its diluted shares calculation. As of October 31, 2012, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(17) Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The organizational restructuring involved the integration of management of operations and sales, and a complete restructuring of the Company’s sales force. The Company realigned its geographic regions and appointed one regional vice president who is responsible for funeral and cemetery operations and sales in each region. Formerly, the Company had different managers responsible for operations and sales. In addition, the Company engaged in an across-the-board redesign of its sales organization. The Company eliminated layers of sales management, redefined sales roles, and in the first quarter of fiscal year 2013, expects to complete the restructuring with the implementation of a new compensation structure for its customer-facing sales force. Separately, the Company reduced its workforce by approximately 60 employees, primarily in corporate support services. Total expenses related to the organizational restructuring and workforce reduction consist primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The Company recorded $3,291 in charges related to the restructuring and workforce reduction during the year ended October 31, 2012. These charges are in the “restructuring and other charges” line in the consolidated statement of earnings. As of October 31, 2012, the Company does not expect to incur any material additional costs related to the restructuring. The following table summarizes the activity related to the restructuring liability as of October 31, 2012:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) Restructuring and Other Charges—(Continued)

	Employee Termination Costs	Non-cash Asset Impairment and Other Costs	Total
Costs incurred	$990	$2,301	$3,291
Cash payments	(990)	(859)	(1,849)
Non-cash items	—	(1,236)	(1,236)

Restructuring liability as of October 31, 2012	$—	$206	$206

(18) Income Taxes

Income tax expense is comprised of the following components:

	Continuing Operations
	U.S. and Possessions	State	Totals
Year Ended October 31,
2012:
Current tax expense	$1,010	$982	$1,992
Deferred tax expense	14,215	2,515	16,730

	$15,225	$3,497	$18,722

2011:
Current tax expense	$1,469	$1,741	$3,210
Deferred tax expense	17,574	3,050	20,624

	$19,043	$4,791	$23,834

2010:
Current tax expense	$1,490	$1,527	$3,017
Deferred tax expense (benefit)	11,649	(617)	11,032

	$13,139	$910	$14,049

	Discontinued Operations
	U.S. and Possessions	State	Totals
Year Ended October 31,
2012:
Current tax expense (benefit)	$—	$—	$—
Deferred tax expense (benefit)	(853)	123	(730)

	$(853)	$123	$(730)

2011:
Current tax expense (benefit)	$—	$—	$—
Deferred tax benefit	(407)	(76)	(483)

	$(407)	$(76)	$(483)

2010:
Current tax expense	$231	$19	$250
Deferred tax benefit	(88)	(22)	(110)

	$143	$(3)	$140

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Income Taxes—(Continued)

The reconciliation of the statutory tax rate to the effective tax rate is as follows for continuing operations:

	Year Ended October 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in tax rate resulting from:
State income tax	3.9	4.7	1.2
U.S. possession income tax	.2	3.8	.8
Nondeductible expenses and other	—	(.1)	1.0
Dividend exclusion	(2.6)	(2.7)	(3.0)
Capital loss valuation allowance	(3.2)	(1.7)	(3.6)
Basis adjustment on charitable contribution	—	(.7)	—
Basis adjustment on sale of business	—	(.6)	—

Effective tax rate	33.3%	37.7%	31.4%

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Income Taxes—(Continued)

Deferred tax assets and liabilities consist of the following:

	October 31,
	2012	2011
Deferred tax assets:
Accrued expenses	$10,922	$10,511
Allowance for sales cancellations and doubtful accounts	3,948	5,027
Capital loss carryover	6,445	7,591
Deferred compensation	6,364	5,826
Deferred preneed sales and expenses	173,211	193,316
Inventory writedown	1,113	1,123
Lease obligations	779	779
Net operating loss carryover - federal	14,435	12,382
Net operating loss carryover - state	14,170	13,570
Federal alternative minimum tax credit	1,105	882
Federal work opportunity tax credit	2,185	2,095
U.S. possession alternative minimum tax credit	1,100	907
State enterprise zone tax credit	147	287
Original issue discount on purchased call options	4,049	5,656
Other	1,846	1,175
Share-based compensation	1,952	2,441

	243,771	263,568
Valuation allowance-federal capital loss carryover	(2,900)	(4,975)
Valuation allowance-state net operating loss carryover	(2,750)	(2,499)

	238,121	256,094

Deferred tax liabilities:
Cemetery property	70,198	70,896
Debt discount amortization	3,770	5,005
Deferral of gain on early extinguishment of debt	5,731	5,732
Depreciation	21,271	23,528
Goodwill amortization	45,793	44,016
Non-compete amortization	776	573
Prepaid expense	866	—
Partnership interest	1,851	1,887

	150,256	151,637

	$87,865	$104,457

Current net deferred asset	$30,671	$29,768
Long-term net deferred asset	62,125	79,793
Long-term net deferred liability	(4,931)	(5,104)

	$87,865	$104,457

The federal net operating loss of $43,234 originated in fiscal 2009 and 2012. $35,376 of the net operating loss is scheduled to expire in 2029. The remaining amount expires in 2032. The state net operating loss is $338,649 (deferred tax asset of $14,170 as of October 31, 2012) which includes $185,637 attributable to the state of Florida and $153,012 which is widespread among several states. The Florida carryover period is 20 years and the earliest year of expiration is 2022 when $17,430 is scheduled to expire. The remaining balance of state net operating loss has carryover periods averaging from 10 to 20 years and there is no significant balance subject to expiration in the near future.

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

In fiscal year 2011, approximately $2,000 of the federal work opportunity tax credit was reclassified from long-term receivables to long-term deferred tax assets as a result of federal tax legislation that was not extended for tax years beginning in 2010 which eliminated the utilization of these tax credits against alternative minimum tax.

As a result of the tax accounting changes that took place in fiscal years 2010 through 2012 described below, the Company had approximately $157,000 available to offset taxable income as of 2010. The Company was able to utilize approximately $42,000 in fiscal year 2012, $46,000 in fiscal year 2011 and approximately $26,000 in fiscal year 2010, which reduced federal income taxes paid by approximately $14,700, $16,100 and $9,100, respectively. The Company expects to have federal net operating losses available in fiscal year 2013 to offset a portion of federal income taxes.

In fiscal year 2012, the Company received approval from the Internal Revenue Service for a change in tax accounting method resulting in the deferral of approximately $52,000 in revenue until the service is performed or the merchandise is delivered, thereby increasing the amount available to reduce taxable income. This increase resulted or will result in approximately $21,000 of reduced tax payments. The Company will eventually pay taxes with respect to the $52,000 when the related preneed contacts are performed in the future.

The Company received IRS approval in fiscal year 2010 on five requests for changes in tax accounting methods, which resulted in the deferral of approximately $84,000 of taxable income. These changes increased the amounts available to offset taxable income beginning in 2010 to approximately $105,000. These changes primarily relate to the Company’s tax accounting methods for preneed cemetery services and preneed funeral merchandise. These changes permit the Company to defer the recognition of income for tax purposes (and pay taxes) with respect to those amounts until the time the service is provided or the merchandise is actually delivered. The Company will eventually pay taxes with respect to the $84,000 when the related preneed contracts are performed in the future.

On November 1, 2007, the Company adopted the uncertain tax position guidance in ASC 740-Income Taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(18) Income Taxes—(Continued)

	Year Ended October 31,
	2012	2011	2010
Gross unrecognized tax benefits, beginning of period	$1,411	$1,744	$2,767
Additions for tax for prior years positions	126	32	131
Reductions for tax for prior years positions	—	—	(1,133)
Reduction in tax as a result of a lapse of applicable statute of limitations	—	(365)	(21)

Gross unrecognized tax benefits, end of period	$1,537	$1,411	$1,744

As of October 31, 2012, 2011, and 2010, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0, $0 and $366, respectively. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively. For the years ended October 31, 2012, 2011, and 2010, the Company had accrued interest and penalties related to the unrecognized tax benefits of $0, $0 and $487, respectively. During fiscal year 2012, no additional interest was accrued for uncertain tax positions due to the Company’s current net operating loss position. No interest and penalties were reduced in fiscal year 2012 due to lapse of applicable statute of limitations. During fiscal year 2011, an additional $2 of interest was accrued for uncertain tax positions and $490 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations. During fiscal year 2010, an additional $281 of interest was accrued for uncertain tax positions and $528 of interest and penalties was reduced due to payments and lapse of applicable statute of limitations.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

(19) Benefit Plans

Stewart Enterprises Employees’ Retirement Trust

The Company has a defined contribution retirement plan, the “Stewart Enterprises Employees’ Retirement Trust (A Profit-Sharing Plan)” (“SEERT”). All regular employees are eligible to participate in this plan. New employees are automatically enrolled in the plan at a three percent contribution rate after 60 days of employment, unless they elect not to participate. Contributions are made to the plan at the discretion of the Company. Additionally, employees who participate may contribute 100 percent of their earnings, up to the limit set by the Internal Revenue Code. Effective March 1, 2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2012, 2011 and 2010 was approximately $1,489, $1,617 and $2,027, respectively.

Stewart Enterprises Puerto Rico Employees’ Retirement Trust

On January 1, 2003, the Stewart Enterprises Puerto Rico Employees’ Retirement Trust, a defined contribution retirement plan, became effective when the Company adopted the Banco Popular de Puerto Rico Master Defined Contribution Retirement Plan. Employees in Puerto Rico who were formerly participating in the Stewart Enterprises Employees’ Retirement Trust had their account balances transferred to this plan in February 2003. Individuals employed in Puerto Rico by the Company or certain of its subsidiaries and affiliates are eligible to participate in this plan. Contributions are made to the plan at the discretion of the Company. Eligible employees may contribute up to 100 percent of their earnings, up to a maximum annual contribution of $8. Effective August 1,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Benefit Plans—(Continued)

2010, employee contributions of up to six percent of earnings are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $0.50 for each $1.00 contributed. Additional contributions may also be made to this plan at the discretion of the Company. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2012, 2011 and 2010 was $36, $38 and $69, respectively.

Non-Qualified Supplemental Retirement and Deferred Compensation Plan

The Company has a non-qualified key employee defined contribution supplemental retirement plan, which provides certain highly compensated employees the opportunity to accumulate deferred compensation which cannot be accumulated under the SEERT due to certain limitations. Contributions are made to the plan at the discretion of the Company. Additionally, employees who participate may contribute up to 15 percent of their earnings up to the limit set by the Internal Revenue Code. Participants’ account balances are credited with interest at the rate of the Company’s weighted average cost of capital. Effective March 1, 2010, employee contributions of up to six percent are eligible for Company matching contributions at the rate of $0.25 for each $1.00 contributed. Previously, the Company matching contribution rate was $.50 for each $1.00 contributed. The Company’s expense, including the Company’s matching contributions, for the fiscal years ended October 31, 2012, 2011 and 2010 was approximately $218, $298 and $237, respectively.

Supplemental Executive Retirement Plan

On April 1, 2002, the Company adopted an unfunded, non-qualified retirement plan, the “Stewart Enterprises, Inc. Supplemental Executive Retirement Plan” (“SERP”), to provide for the payment of pension benefits to a select group of highly-compensated management employees as approved by the Compensation Committee of the Company’s Board of Directors. The retirement plan is non-contributory and provides retirement benefits based on final average compensation, position and the participant’s age, years of service or years of participation in the SERP. The Company’s expense for the fiscal years ended October 31, 2012, 2011 and 2010 was $1,480, $1,611 and $2,136, respectively. The Company’s liability as of October 31, 2012 and 2011 was $15,307 and $14,825, respectively, and is presented in other current liabilities and other long-term liabilities in the consolidated balance sheet.

Compensation Plans

In April 2012, the Company’s shareholders approved the Amended and Restated 2010 Stock Incentive Plan (the “Stock Plan”) at its annual shareholders’ meeting. The Stock Plan, first approved by the Company’s shareholders in 2010, was amended and restated to, among other things, increase the number of issuable shares of Class A common stock by 4 million shares and extend the duration of the stock plan by approximately two years. A total of 9 million shares of the Company’s Class A common stock are authorized to be issued under the Stock Plan, and no incentives may be granted under the Stock Plan after April 19, 2022. The Compensation Committee of the Company’s Board of Directors administers the Stock Plan and has the authority to make awards under the Stock Plan including setting the terms of the awards. Officers, directors, key employees and consultants will be eligible to receive incentives under the Stock Plan when designated as a Stock Plan participant by the Committee. As of October 31, 2012, there are 5,903,985 shares remaining under the Stock Plan.

In April 2012, the Company’s shareholders approved the Company’s Executive Officer Annual Incentive Plan (the “Incentive Plan”) at its annual shareholders’ meeting. The Incentive Plan was presented to the shareholders for approval in order to qualify the quantitative portion of the annual incentive award as fully deductible performance-based compensation under Section 162(m) of the Internal Revenue Code. The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors and applies for a five-year period through October 31, 2017, unless terminated earlier by the Compensation Committee. Any executive officer may be designated by the Compensation Committee as a participant in the Incentive Plan for any year. No

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Benefit Plans—(Continued)

participant may be paid a bonus under the Incentive Plan of more than $1,500 for any fiscal year. The Compensation Committee may determine to pay bonuses under the Incentive Plan in whole or in part in cash or stock. Any such stock will be issued through the Company’s stock-based incentive plans.

Employee Stock Purchase Plan

On July 1, 1992, the Company adopted an Employee Stock Purchase Plan. This plan was terminated and replaced by the 2003 Employee Stock Purchase Plan (the “Employee Stock Plan”), which was approved by the Company’s shareholders at its 2003 annual meeting. The Company authorized 1,000,000 shares for issuance under the Employee Stock Plan. The Employee Stock Plan provides to eligible employees the opportunity to purchase the Company’s Class A common stock on a quarterly basis. The purchase price is established at a 15 percent discount from fair market value, as defined in the Employee Stock Plan. Since the inception of the Employee Stock Plan through October 31, 2012, 650,557 shares had been acquired and 349,443 shares remain available under the Employee Stock Plan.

Share-Based Compensation

Share-based compensation is comprised of stock option expense, restricted stock expense and equity grants to the Company’s independent directors as described below.

Stock Options

The Company has granted stock options under its stock incentive plans. The stock options generally vest in equal portions over four years and expire in either seven or ten years. For the years ended October 31, 2012, 2011 and 2010, stock option expenses amounted to $1,428, $1,111 and $1,054, respectively, which are included in corporate general and administrative expenses in the consolidated statement of earnings. As of October 31, 2012, there was $2,933 of total unrecognized compensation costs related to nonvested stock options that are expected to be recognized over a weighted-average period of 2.57 years. The following table is a summary of the Company’s stock options outstanding as of October 31, 2012, 2011 and 2010, and the changes that occurred during fiscal years 2012, 2011 and 2010.

	2012		2011		2010
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	3,765,633	$5.67	3,130,610	$5.31	2,864,562	$5.78
Granted	1,215,000	$6.26	1,356,000	$6.24	960,750	$5.08
Exercised	(544,426)	$4.83	(263,602)	$4.43	(81,714)	$4.73
Forfeited	(675,701)	$6.70	(457,375)	$5.59	(612,988)	$7.20

Outstanding at end of year	3,760,506	$5.80	3,765,633	$5.67	3,130,610	$5.31

Exercisable at end of year	1,388,996	$5.71	1,652,611	$6.02	1,366,738	$6.24

Weighted-average fair value of options granted		$1.90		$1.98		$1.53

Year Ended October 31, 2012
Aggregate Intrinsic Value
Options outstanding as of October 31, 2012	$7,541
Options exercisable as of October 31, 2012	$2,991
Options exercised during 2012	$1,388

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Benefit Plans—(Continued)

Year Ended October 31, 2011
Aggregate Intrinsic Value
Options outstanding as of October 31, 2011	$3,846
Options exercisable as of October 31, 2011	$1,522
Options exercised during 2011	$730

Year Ended October 31, 2010
Aggregate Intrinsic Value
Options outstanding as of October 31, 2010	$2,720
Options exercisable as of October 31, 2010	$593
Options exercised during 2010	$112

The following table further describes the Company’s stock options outstanding as of October 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 10/31/2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.65	241,442	3.13 years	$2.65	141,120	3.13 years	$2.65
$3.09	240,000	3.18 years	$3.09	180,000	3.18 years	$3.09
$5.04-5.84	636,064	4.11 years	$5.10	280,376	4.03 years	$5.11
$6.22-6.88	2,295,750	6.65 years	$6.26	450,000	3.08 years	$6.32
$7.37-7.75	77,500	2.28 years	$7.43	67,750	1.81 years	$7.40
$8.24-8.47	269,750	2.10 years	$8.27	269,750	2.10 years	$8.27

$2.65 to 8.47	3,760,506	5.36 years	$5.80	1,388,996	3.04 years	$5.71

	Year Ended October 31, 2012	Weighted Average Grant-Date Fair Value
Nonvested options as of November 1, 2011	2,113,022	$1.65
Granted	1,215,000	$1.90
Vested	(708,136)	$1.56
Forfeited	(248,376)	$1.76

Nonvested options as of October 31, 2012	2,371,510	$1.79

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its service based stock options. This pricing model uses assumptions related to dividend yield, stock price volatility, risk-free interest rates and expected term. The expected dividend yield is based on the Company’s annual dividend payout at grant date. Expected volatility is based on the historical volatility of the Company’s stock for a period approximating the expected term. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant over the expected term. The expected term of service based options is calculated using the simplified method which is the average of the vesting term and contractual term. The following are the weighted average assumptions for fiscal years 2012, 2011 and 2010:

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Benefit Plans—(Continued)

Assumptions	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Dividend yield	2.4%	2.3%	2.4%
Expected volatility	38.7%	38.9%	37.7%
Risk-free interest rate	1.8%	2.1%	2.8%
Expected term	5.1 years	4.7 years	4.7 years

Likewise, the fair value of shares acquired through the Employee Stock Plan is estimated quarterly using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2012, 2011 and 2010:

Assumptions	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Dividend yield	2.7%	2.4%	2.6%
Expected volatility	16.3%	37.8%	39.8%
Risk-free interest rate	0.05%	0.1%	0.1%
Expected term	0.3 years	0.3 years	0.3 years

Restricted Stock

The Company has granted restricted stock to certain employees under its stock incentive plans, which generally vest in equal portions over three years based on achieving certain market conditions. The fair value of market based restricted stock is determined using a Monte Carlo lattice model approach. For the years ended October 31, 2012, 2011 and 2010, restricted stock expenses amounted to $1,539, $1,385 and $989, respectively, which are included in corporate general and administrative expenses in the statement of earnings. As of October 31, 2012, there was $889 of remaining future restricted stock expense to be recognized. Once granted, the restricted stock is included in total shares outstanding but is not included in the weighted average number of common shares outstanding in each period used to calculate basic earnings per common share until the shares vest. The table below is a summary of the Company’s restricted stock activity for fiscal years 2012, 2011 and 2010.

	2012		2011		2010
	Number of Shares (1)	Weighted Average Grant-Date Fair Value	Number of Shares (2)	Weighted Average Grant-Date Fair Value	Number of Shares (3)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at beginning of year	361,979	$3.94	720,819	$3.76	729,665	$3.96
Granted	449,500	$3.98	520,500	$4.20	332,000	$3.23
Vested	(361,166)	$3.87	(236,507)	$3.88	(181,514)	$4.69
Forfeited	(36,831)	$3.95	(642,833)	$3.97	(159,332)	$2.55

Nonvested restricted stock at end of year	413,482	$4.05	361,979	$3.94	720,819	$3.76

(1)

In fiscal year 2012, the Company granted restricted stock with market conditions based on achieving certain target stock prices in fiscal years 2012, 2013 and 2014. The market condition related to fiscal year 2012 was achieved.

(2)

In fiscal year 2011, the Company granted restricted stock with market conditions based on achieving certain target stock prices in fiscal years 2011, 2012 and 2013. The market conditions related to fiscal years 2011 and 2012 were achieved.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(19) Benefit Plans—(Continued)

(3)

In fiscal year 2010, the Company granted restricted stock with market conditions based on achieving certain target stock prices in fiscal years 2010, 2011 and 2012. Also in fiscal year 2010, the Company granted restricted stock which vest in equal one-third portions over three years. The market conditions discussed above related to fiscal years 2010, 2011 and 2012 were achieved.

Other

During the year ended October 31, 2012, the Company issued 67,853 shares of Class A common stock and paid approximately $133 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $437 and was recorded in corporate general and administrative expenses. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.

During the year ended October 31, 2011, the Company issued 82,160 shares of Class A common stock and paid approximately $114 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $456 and was recorded in corporate general and administrative expenses. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.

During the year ended October 31, 2010, the Company issued 90,000 shares of Class A common stock and paid approximately $96 in cash to the independent directors of the Company. The expense related to this stock grant amounted to $414 and was recorded in corporate general and administrative expenses. Each of the shares received has a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Board of Directors.

(20) Commitments, Contingencies and Related Party Transactions

Litigation

The Company settled litigation with its insurance carriers related to damages from Hurricane Katrina in the fourth quarter of fiscal year 2011, as described in Note 23.

The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.

Leases

The Company has noncancellable operating leases, primarily for land and buildings that expire over the next 1 to 10 years, except for eight leases that expire between 2032 and 2039. The Company also has operating leases under its vehicle fleet program. Rent payments under these leases were $5,729, $5,652 and $5,078 for the years ended October 31, 2012, 2011 and 2010, respectively. The Company’s future minimum lease payments as of October 31, 2012 are $5,849, $5,023, $4,171, $3,541, $2,967 and $14,046 for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and later years, respectively.

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they restore the initial

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(20) Commitments, Contingencies and Related Party Transactions—(Continued)

corpus. As of October 31, 2012, the Company had $11,965 recorded as a liability for the estimated probable funding obligation. As of October 31, 2012, the Company had unrealized losses of approximately $16,560 in cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog, certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analysis, the Company has recorded an estimated net debit (credit) for these items of approximately $0.3 million and ($2) million as of October 31, 2012 and 2011, respectively.

The Company has entered into non-compete agreements with prior owners and key employees of acquired subsidiaries that expire through 2018. Non-compete agreements are included in the “other assets” line in the consolidated balance sheet and amounted to $4,903 and $4,939 as of October 31, 2012 and 2011, respectively. The Company’s future non-compete payments as of October 31, 2012 are $260, $235, $235, $235, $156 and $100 for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

The Company is required to maintain a bond ($23,456 as of October 31, 2012) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

During the second quarter of fiscal year 2012, the Company entered into an agreement to purchase within a year the land and building of an existing business that it currently leases for $2,800.

Related Party Transactions

In January 1998, the Company discontinued an insurance policy on the life of Mr. Frank B. Stewart, Jr., Chairman of the Company. In order to purchase a replacement policy, The Stewart Family Special Trust borrowed $685 from the Company pursuant to a promissory note due 180 days after the death of Mr. Stewart. Interest on the note accrues annually at a rate equal to the Company’s cost of borrowing under its senior secured revolving credit facility and is payable when the principal becomes due. The amount of the loan was equal to the cash value received by the Company upon the discontinuance of the prior insurance policy. The loan proceeds were used by the trust to purchase a single premium policy on the life of Mr. Stewart. Certain of the beneficiaries of The Stewart Family Special Trust are members of Mr. Stewart’s family. The loan was approved by all of the disinterested members of the Board of Directors. The outstanding balance of the loan at October 31, 2012, including accrued interest, was approximately $1,476.

(21) Segment Data

The Company has determined that managements’ approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. As of October 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer meet regularly with the Executive Vice President of Operations and Sales to discuss operational performance and with the Executive Vice President and President of the Company’s wholly-owned subsidiary, Investor’s Trust, Inc. (“ITI”), to discuss ITI’s performance. The Company’s Executive Vice President of Operations

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(21) Segment Data—(Continued)

and Sales acts as the segment manager for the funeral and cemetery businesses and the Executive Vice President and President of ITI acts as segment manager for corporate trust. The Company has determined that its Chief Executive Officer and Chief Financial Officer are the chief operating decision makers (“CODM”) as they make decisions about the Company’s overall resource allocation and assessment of performance.

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

ITI serves as investment advisor to the Company’s trust funds. ITI provides investment advisory services to the trusts for a fee consistent with industry norms based on the fair market value of assets managed. The Company has elected to perform these services in-house, and the fees are recognized as income as earned.

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

For a discussion of discontinued operations, see Note 12. The table below presents information about reported segments for the fiscal years ended October 31, 2012, 2011 and 2010 for the Company’s continuing operations only.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(21) Segment Data—(Continued)

	Total Revenue
	2012	2011	2010
Funeral	$267,678	$267,522	$260,087
Cemetery(1)	223,492	220,814	216,504
Corporate Trust Management(2)	24,927	24,328	23,316

Total	$516,097	$512,664	$499,907

	Total Gross Profit
	2012	2011	2010
Funeral	$54,938	$51,359	$50,686
Cemetery(1)	31,653	26,383	24,464
Corporate Trust Management(2)	23,091	22,675	21,589

Total	$109,682	$100,417	$96,739

	Depreciation and Amortization Total
	2012	2011	2010
Funeral	$14,299	$15,515	$15,203
Cemetery	8,494	8,111	7,928
Reconciling Items(3)	9,150	8,731	9,137

Total	$31,943	$32,357	$32,268

	Additions to Long-Lived Assets Total(4)
	2012	2011	2010
Funeral	$14,182	$16,510	$6,735
Cemetery	28,124	24,031	16,773
Reconciling Items(3)	4,960	4,045	3,084

Total	$47,266	$44,586	$26,592

	Total Goodwill
	2012	2011
Funeral	$200,863	$198,317
Cemetery	48,721	48,721

Total	$249,584	$247,038

(1)	Perpetual care trust earnings are included in the revenue and gross profit data of the cemetery segment and amounted to $9,552, $8,555 and $7,376 for fiscal years 2012, 2011 and 2010, respectively.
(2)

Corporate trust management consists of the trust management fees and funeral and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for 2012, 2011 and 2010 were $5,372, $4,741 and $4,517, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for 2012, 2011 and 2010 were $9,933,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(21) Segment Data—(Continued)

$11,393 and $11,294, respectively. Trust management fees included in cemetery revenue for 2012, 2011 and 2010 were $6,262, $5,284 and $4,873, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for 2012, 2011 and 2010 were $3,360, $2,910 and $2,632, respectively.
(3)

Reconciling items consist of unallocated corporate assets, depreciation and amortization on unallocated corporate assets, amortization of deferred financing costs, amortization of the discount on the Company’s senior convertible notes and additions to corporate long-lived assets.

(4)	Long-lived assets include cemetery property and net property and equipment.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the fiscal years ended October 31, 2012, 2011 and 2010, is as follows:

	Year Ended October 31,
	2012	2011	2010
Gross profit for reportable segments	$109,682	$100,417	$96,739
Corporate general and administrative expenses	(28,521)	(26,775)	(28,044)
Restructuring and other charges	(3,291)	—	—
Hurricane related recoveries (charges), net	(55)	12,232	(66)
Net gain (loss) on dispositions	403	(389)	—
Other operating income, net	1,211	1,625	1,424
Interest expense	(23,401)	(22,747)	(24,392)
Loss on early extinguishment of debt	—	(1,884)	(1,035)
Investment and other income, net	174	672	156

Earnings from continuing operations before income taxes	$56,202	$63,151	$44,782

The table below presents total net preneed merchandise and services sales for the fiscal years ended October 31, 2012, 2011 and 2010.

	Total Net Preneed Merchandise and Service Sales(1)
	2012	2011	2010
Funeral	$107,635	$97,815	$96,114
Cemetery	51,129	50,272	48,290

Total	$158,764	$148,087	$144,404

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(22) Supplementary Information

The detail of certain income statement accounts is as follows for the fiscal years ended October 31, 2012, 2011 and 2010.

	Year Ended October 31,
	2012	2011	2010
Service revenue
Funeral	$194,654	$192,451	$180,419
Cemetery	61,684	60,682	59,693

	256,338	253,133	240,112
Merchandise revenue
Funeral	80,728	83,742	88,686
Cemetery	158,637	154,612	149,161

	239,365	238,354	237,847
Other revenue
Funeral	7,602	7,464	6,793
Cemetery	12,792	13,713	15,155

	20,394	21,177	21,948

Total revenue	$516,097	$512,664	$499,907

Service costs
Funeral	$66,472	$65,242	$60,556
Cemetery	43,182	43,343	42,067

	109,654	108,585	102,623
Merchandise costs
Funeral	54,483	55,155	55,472
Cemetery	93,398	95,589	94,143

	147,881	150,744	149,615
Facility expenses
Funeral	92,715	96,612	94,249
Cemetery	56,165	56,306	56,681

	148,880	152,918	150,930

Total costs	$406,415	$412,247	$403,168

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

(23) Hurricane Related Recoveries (Charges)

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(23) Hurricane Related Recoveries (Charges)—(Continued)

The Company had been unable to finalize its negotiations with its insurance carrier related to damages from Hurricane Katrina, and as a result filed suit against the carrier in August 2007. In the fourth quarter of fiscal year 2011, the insurance litigation was settled, and the Company received $11,325 in additional insurance proceeds. The Company recorded net hurricane related recoveries (charges) of ($55), $12,232 and ($66) for the years ended October 31, 2012, 2011 and 2010, respectively. Hurricane Katrina charges incurred in fiscal years 2010 and 2011 primarily related to legal costs associated with litigation settled in fiscal year 2011 as described above. The Company does not anticipate any further hurricane related charges associated with past hurricanes.

(24) Significant Risks and Uncertainties

Concentrations of Investments

The Company’s preneed trusts and cemetery perpetual care trusts are invested in various industry sectors, including the financial services sector, information technology sector and the healthcare sector. The market values of the trusts experienced significant declines during late fiscal year 2008 and early fiscal year 2009. As of October 31, 2012, the Company has a concentration of issuer specific investments in these sectors in its preneed trust portfolio which comprise the following percentages of the portfolio’s fair market value: 11 percent in the financial services sector, eight percent in the information technology sector and eight percent in the healthcare sector. As of October 31, 2012, the Company has a concentration of issuer specific investments in these sectors in its cemetery perpetual care trust portfolio which comprise the following percentages of the portfolio’s fair market value: 18 percent in the financial services sector, five percent in the information technology sector and seven percent in the healthcare sector. The Company may have other investments in these sectors through its mutual fund holdings.

Risks associated with the financial services sector include risk of failure of various large financial institutions, changing government regulation, interest rates, cost of capital funds, credit losses and volatility in financial markets. Risks associated with the information technology sector include overall economic conditions, short product cycles, rapid obsolescence of products, competition and government regulation. Risks associated with the healthcares services sector risks include the failure of research and development products, class-action litigation related to adverse side-effects, changes in the level of U.S. government funding for Medicare and Medicaid, the loss of patent protection on existing pharmaceutical drugs and the impact of the Patient Protection and Affordable Care Act. See Notes 2(i), 2(j) and 2(k) for the Company’s policy outlining how realized losses could impact future revenue and additional potential funding obligations for cemetery perpetual care trusts.

Customer Installment Receivables

The Company has gross installment contract receivables of $122,466 relating to cemetery property sales as of October 31, 2012. A continued economic downturn could impact the ability of customers to meet payment obligations.

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

(25) Subsequent Events

As of November 30, 2012, the fair market value of the Company’s preneed trusts and cemetery perpetual care trusts increased 0.2 percent, or approximately $1,591, from October 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(25) Subsequent Events—(Continued)

In November 2012, the Company issued 17,116 shares of Class A common stock and paid approximately $437 in cash to the independent directors of the Company. Each independent director must hold all of the shares received until completion of service as a member of the Board of Directors.

Subsequent to October 31, 2012 through November 30, 2012, the Company repurchased an additional 150,686 shares of its Class A common stock for $1,118 at an average price of $7.42 per share and has $15,327 remaining available under its current stock repurchase program.

(26) Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal years 2012 and 2011 is presented below:

	First	Second	Third	Fourth
Year Ended October 31, 2012(1)
Revenues	$124,824	$132,598	$129,239	$129,436
Gross profit	25,396	29,138	26,986	28,162
Net earnings	8,545	8,736	9,638	8,977
Net earnings per common share:
Basic	.10	.10	.11	.11
Diluted	.10	.10	.11	.11

	First	Second	Third	Fourth
Year Ended October 31, 2011(2)
Revenues	$129,264	$129,665	$124,357	$129,378
Gross profit	28,355	25,641	21,752	24,669
Net earnings	8,044	9,998	11,986	8,527
Net earnings per common share:
Basic	.09	.11	.13	.10
Diluted	.09	.11	.13	.10

(1)

First quarter of fiscal year 2012 includes a $642 charge related to the Company’s estimated probable funding obligation to fund the cemetery perpetual care trusts. Second quarter of fiscal year 2012 includes a $2,547 charge related to the Company’s second quarter 2012 restructuring and a $850 loss from discontinued operations. Third quarter of fiscal year 2012 includes a $305 charge related to the Company’s second quarter 2012 restructuring. Fourth quarter of fiscal year 2012 includes a $439 charge related to the Company’s second quarter 2012 restructuring.

(2)

Second quarter of fiscal year 2011 includes a $1,811 loss on the early extinguishment of debt and a $400 charge for net losses on dispositions. Third quarter of fiscal year 2011 includes net hurricane related recoveries of $12,349.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On December 13, 2012, the Company’s Board of Directors approved an amendment to Section 3.1 of the Company’s by-laws increasing the mandatory retirement age for members of the Board of Directors from 70 to 75.

Our Board of Directors has set the date of our 2013 annual shareholder’s meeting on April 18, 2013.

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

The remaining information required by Item 10 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under equity compensation plans as of October 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (1)
Equity compensation plans approved by security holders	3,760,506	$5.80	6,253,428
Equity compensation plans not approved by security holders	—	—	—

Total	3,760,506	$5.80	6,253,428

(1)

Includes 5,903,985 shares of our common stock under the 2010 Stock Incentive Plan, which are issuable as stock appreciation rights, restricted stock, performance shares or stock awards. This also includes 349,443 shares remaining to be granted under the 2003 Employee Stock Purchase Plan.

The remaining information required by Item 12 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) Financial Statements

The Company’s consolidated financial statements listed below have been filed as part of this report:

All other schedules are omitted because they are not applicable or not required, or the information appears in the financial statements or notes thereto.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Unaudited)

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E		COLUMN F
Description	Balance at beginning of period	Charged to costs and expenses	Other changes	Write-offs		Balance at end of period
Current—Allowance for doubtful accounts:
Year ended October 31,
2012	$4,626	1,855	—	(2,422)		$4,059
2011	$5,738	1,922	—	(3,034)		$4,626
2010	$7,390	1,942	—	(3,594)		$5,738

Due after one year—Allowance for doubtful accounts:
Year ended October 31,
2012	$7,118	2,401	—	(4,266)		$5,253
2011	$8,324	2,957	—	(4,163)		$7,118
2010	$9,778	2,816	—	(4,270)		$8,324

Deferred tax asset valuation allowance
Year ended October 31,
2012	$7,474	(1,779)	—	(45)		$5,650
2011	$8,616	(986)	—	(156	)(1)	$7,474
2010	$10,194	(1,578)	—	—		$8,616

(1)	This is related to the write-off of both the deferred tax asset and related valuation allowance for an expired net operating loss as a result of a change in state tax legislation.

Item 15(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of December 13, 2012

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

The Company hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of holders of the Company’s long-term debt. None of such instruments (other than those included as exhibits herein) represent long-term debt in excess of 10 percent of the Company’s consolidated total assets.

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Indemnity Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, filed January 11, 2005) (the “Original 2004 Form 10-K”); Form of First Amendment to Indemnity Agreements between Stewart Enterprises, Inc. and its Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008)

10.2	Employment Agreement between the Company and Thomas M. Kitchen dated February 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.3	Form of Stock Option Agreement between the Company and its Executive Officers (incorporated by reference to Exhibit 10.27 to the Original 2004 Form 10-K, Commission File No. 1-15449)

10.4	Amended and Restated 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, Commission File No. 1-15449)

10.5	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.6	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2007 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007)

10.7	Form of Restricted Stock Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.8	Form of Stock Option Agreement under the Stewart Enterprises, Inc. 2010 Stock Incentive Plan between the Company and its Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011)

10.9	Amended and Restated Stewart Enterprises, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 23, 2012)

10.10	Stewart Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement for the year ended October 31, 2006)

10.11	Stewart Enterprises, Inc. Executive Officer Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 23, 2012)

10.12	Amended and Restated 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2009)

10.13	Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective June 11, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)

10.14	Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective December 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009); Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)

10.15	Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008); Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 26, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009); Amendment No. 3 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective June 20, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)

10.16	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.17	Confirmation of OTC Convertible Note Hedge dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.18	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2007)

10.19	Confirmation of OTC Warrant Transaction dated as of June 21, 2007 by and between Stewart Enterprises, Inc. and Merrill Lynch Financial Markets (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 27, 2007)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2012.

STEWART ENTERPRISES, INC.

By:	/s/THOMAS M. KITCHEN
Thomas M. Kitchen

President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/THOMAS M. KITCHEN Thomas M. Kitchen (Principal Executive Officer)	President, Chief Executive Officer and a Director	December 17, 2012

/S/LEWIS J. DERBES, JR. Lewis J. Derbes, Jr. (Principal Financial Officer)	Senior Vice President, Chief Financial Officer and Treasurer	December 17, 2012

/S/ANGELA M. LACOUR Angela M. Lacour (Principal Accounting Officer)	Senior Vice President of Finance, and Chief Accounting Officer	December 17, 2012

/S/FRANK B. STEWART, JR. Frank B. Stewart, Jr.	Chairman of the Board	December 17, 2012

/S/JOHN B. ELSTROTT John B. Elstrott	Director	December 17, 2012

/S/ALDEN J. MCDONALD, JR. Alden J. McDonald, Jr.	Director	December 17, 2012

/S/RONALD H. PATRON Ronald H. Patron	Director	December 17, 2012

/S/ASHTON J. RYAN, JR. Ashton J. Ryan, Jr.	Director	December 17, 2012

/S/JOHN K. SAER, JR. John K. Saer, Jr.	Director	December 17, 2012

Exhibit Index

3.2	By-laws of the Company, as amended and restated as of December 13, 2012

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Annual Report on Form 10-K for the year ended October 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.