Form 10-Q
period 2013-01-31
STEWART ENTERPRISES INC
filed 2013-03-11
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

or

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

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of February 28, 2013, was 81,834,044 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2013	2012
Revenues:
Funeral	$78,065	$72,011
Cemetery	57,616	52,813

	135,681	124,824

Costs and expenses:
Funeral	56,664	53,354
Cemetery	46,701	46,074

	103,365	99,428

Gross profit	32,316	25,396
Corporate general and administrative expenses	(7,388)	(6,692)
Restructuring and other charges	(81)	—
Net gain on dispositions	721	343
Other operating income, net	921	194

Operating earnings	26,489	19,241
Interest expense	(5,916)	(5,867)
Investment and other income, net	124	46

Earnings from continuing operations before income taxes	20,697	13,420
Income taxes	5,163	4,562

Earnings from continuing operations	15,534	8,858

Discontinued operations:
Loss from discontinued operations before income taxes	(88)	(367)
Income tax benefit	(31)	(54)

Loss from discontinued operations	(57)	(313)

Net earnings	$15,477	$8,545

Basic earnings per common share:
Earnings from continuing operations	$.18	$.10
Loss from discontinued operations	—	—

Net earnings	$.18	$.10

Diluted earnings per common share:
Earnings from continuing operations	$.18	$.10
Loss from discontinued operations	—	—

Net earnings	$.18	$.10

Weighted average common shares outstanding (in thousands):
Basic	84,394	87,037

Diluted	84,930	87,349

Dividends declared per common share	$—	$.035

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2013	2012
Net earnings	$15,477	$8,545
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $12 and ($2), respectively	(21)	5

Comprehensive income	$15,456	$8,550

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,356	$68,187
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	14,653	10,514
Receivables, net of allowances	54,336	52,441
Inventories	36,537	36,495
Prepaid expenses	10,101	4,923
Deferred income taxes, net	22,862	30,671

Total current assets	208,095	209,481
Receivables due beyond one year, net of allowances	71,267	72,620
Preneed funeral receivables and trust investments	441,783	432,422
Preneed cemetery receivables and trust investments	233,514	225,048
Goodwill	249,584	249,584
Cemetery property, at cost	400,599	401,670
Property and equipment, at cost:
Land	49,765	49,085
Buildings	366,452	360,852
Equipment and other	205,741	204,971

	621,958	614,908
Less accumulated depreciation	329,023	323,648

Net property and equipment	292,935	291,260
Deferred income taxes, net	65,994	62,125
Cemetery perpetual care trust investments	270,293	263,663
Other assets	13,046	13,812

Total assets	$2,247,110	$2,221,685

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	January 31, 2013	October 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$6
Accounts payable and accrued expenses	23,572	25,214
Accrued payroll and other benefits	14,074	19,964
Accrued insurance	22,122	22,152
Accrued interest	4,254	2,161
Estimated obligation to fund cemetery perpetual care trust	11,956	11,965
Other current liabilities	8,590	14,723
Income taxes payable	1,589	1,004

Total current liabilities	86,163	97,189
Long-term debt, less current maturities	322,948	321,887
Deferred income taxes, net	4,201	4,931
Deferred preneed funeral revenue	239,681	240,415
Deferred preneed cemetery revenue	263,514	265,347
Deferred preneed funeral and cemetery receipts held in trust	601,934	585,164
Perpetual care trusts’ corpus	267,192	261,883
Other long-term liabilities	20,986	20,548

Total liabilities	1,806,619	1,797,364

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 81,797,232 and 81,359,536 shares at January 31, 2013 and October 31, 2012, respectively	81,797	81,360
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at January 31, 2013 and October 31, 2012; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	479,337	479,060
Accumulated deficit	(124,219)	(139,696)
Accumulated other comprehensive income:
Unrealized appreciation of investments	21	42

Total accumulated other comprehensive income	21	42

Total shareholders’ equity	440,491	424,321

Total liabilities and shareholders’ equity	$2,247,110	$2,221,685

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance October 31, 2012	$84,915	$479,060	$(139,696)	$42	$424,321
Comprehensive income	—	—	15,477	(21)	15,456
Restricted stock activity	513	(139)	—	—	374
Issuance of common stock	26	163	—	—	189
Stock options exercised	143	588	—	—	731
Stock option expense	—	472	—	—	472
Tax benefit associated with stock activity	—	755	—	—	755
Purchase and retirement of common stock	(245)	(1,588)	—	—	(1,833)
Other	—	26	—	—	26

Balance January 31, 2013	$85,352	$479,337	$(124,219)	$21	$440,491

(1)

Amount includes 81,797 and 81,360 shares (in thousands) of Class A common stock with a stated value of $1 per share as of January 31, 2013 and October 31, 2012, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$15,477	$8,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on dispositions	(633)	(343)
Depreciation and amortization	6,487	6,552
Non-cash interest and amortization of discount on senior convertible notes	1,429	1,365
Provision for doubtful accounts	1,886	1,278
Share-based compensation	981	1,144
Excess tax benefits from share-based payment arrangements	(74)	(23)
Provision for deferred income taxes	3,923	3,613
Estimated obligation to fund cemetery perpetual care trust	—	642
Other	37	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,516)	559
Increase in prepaid expenses	(5,178)	(4,138)
(Increase) decrease in inventories and cemetery property	1,022	(2,596)
Decrease in accounts payable and accrued expenses	(6,226)	(7,482)
Net effect of preneed funeral production and maturities:
Increase in preneed funeral receivables and trust investments	(731)	(725)
Decrease in deferred preneed funeral revenue	(706)	(1,012)
Decrease in deferred preneed funeral receipts held in trust	(412)	(67)
Net effect of preneed cemetery production and deliveries:
Increase in preneed cemetery receivables and trust investments	(3,222)	(1,642)
Decrease in deferred preneed cemetery revenue	(1,833)	(439)
Increase in deferred preneed cemetery receipts held in trust	1,795	2,299
Increase in other	390	251

Net cash provided by operating activities	11,896	7,785

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	—	250
Deposits of restricted funds and purchases of marketable securities	(3,956)	(1,756)
Proceeds from sale of assets	778	233
Additions to property and equipment	(9,250)	(6,524)
Other	48	23

Net cash used in investing activities	(12,380)	(7,774)

Cash flows from financing activities:
Repayments of long-term debt	(1)	(1)
Debt refinancing costs	—	(34)
Issuance of common stock	787	117
Purchase and retirement of common stock	(1,833)	(7,847)
Dividends	(3,374)	(3,062)
Excess tax benefits from share-based payment arrangements	74	23

Net cash used in financing activities	(4,347)	(10,804)

Net decrease in cash	(4,831)	(10,793)
Cash and cash equivalents, beginning of period	68,187	65,688

Cash and cash equivalents, end of period	$63,356	$54,895

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$484	$(197)
Interest	$2,432	$2,435
Non-cash investing and financing activities:
Issuance of common stock to directors	$133	$437
Issuance of restricted stock, net of forfeitures	$374	$300

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation

(a) The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of January 31, 2013, the Company owned and operated 216 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b) Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Interim Disclosures

The information as of January 31, 2013, and for the three months ended January 31, 2013 and 2012, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”).

The October 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2012 Form 10-K.

The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2013.

(d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are disclosed in Note 2 in the Company’s 2012 Form 10-K.

(e) Share-Based Compensation

The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2012 Form 10-K. Stock option expense is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $472 and $373 for the three months ended January 31, 2013 and 2012, respectively. As of January 31, 2013, there was $4,929 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 3.1 years. Total stock option expense for fiscal year 2013 is expected to be approximately $1,800. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $376 and $334 for the three months ended January 31, 2013 and 2012, respectively. As of January 31, 2013, there was $2,925 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2013 is expected to be approximately $2,100.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

During the three months ended January 31, 2013, the Company issued 17,116 shares of Class A common stock which amounted to $133 and paid approximately $437 in cash to the independent directors of the Company. During the three months ended January 31, 2012, the Company issued 67,853 shares of Class A common stock which amounted to $437 and paid approximately $133 in cash to the independent directors of the Company. The total expenses related to these annual grants are reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings. All of the shares issued have a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Company’s Board of Directors.

The table below presents all stock options and restricted stock granted to employees during the three months ended January 31, 2013:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,256,500	$7.36	Equal one-fourth portions over 4 years	Service condition
Restricted stock	516,500	$7.36	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2013 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2013: expected dividend yield of 2.2 percent; expected volatility of 37.6 percent; risk-free interest rate of 1.1 percent; and an expected term of 6.3 years. During the three months ended January 31, 2013, the Company granted 516,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2013, 2014 and 2015. The market condition related to fiscal year 2013 was achieved. The Company records the expense over the requisite service period.

(f) Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

In September 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During the three months ended January 31, 2013, the Company repurchased 245,118 shares of its Class A common stock for $1,826 at an average price of $7.45 per share. As of January 31, 2013, the Company has repurchased 16,172,850 shares of its Class A common stock since the start of the program for $110,381 at an average price of $6.83 per share and has $14,619 remaining authorized under this program.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

(g) Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In September 2009, June 2011 and March 2012, the Company announced that it had increased its quarterly dividend rate by one half cent per share. As of March 2012, the quarterly dividend rate is four cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the three months ended January 31, 2013 and 2012, the Company paid $3,374 and $3,062, respectively, in dividends. The Company’s Board of Directors declared its first quarter 2013 dividend in the fourth quarter of fiscal year 2012, accelerating the payment to December of 2012.

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

As of January 31, 2013 and October 31, 2012, the Company’s receivables and related allowances were as follows:

	Receivables as of January 31, 2013	Receivables as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$10,374	$8,120
Current receivables – other	48,579	48,380
Receivables, due beyond one year – other	76,686	77,873
Preneed funeral receivables	44,273	44,959
Preneed cemetery receivables	29,333	29,594

Total	$209,245	$208,926

Total current receivables	58,953	56,500
Total noncurrent receivables	150,292	152,426

Total	$209,245	$208,926

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts and Cancellations as of January 31, 2013	Allowance for Doubtful Accounts and Cancellations as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral and other	$(4,617)	$(4,059)
Receivables, due beyond one year – other	(5,419)	(5,253)
Preneed funeral receivables	(10,415)	(10,412)
Preneed cemetery receivables	(2,043)	(2,090)

Total	$(22,494)	$(21,814)

Total current receivables	(4,617)	(4,059)
Total noncurrent receivables	(17,877)	(17,755)

Total	$(22,494)	$(21,814)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2012	Charged to costs and expenses	Write-offs	Balance – January 31, 2013
Current receivables – at-need funeral and other	$4,059	868	(310)	$4,617
Receivables, due beyond one year – other	5,253	1,018	(852)	5,419

	$9,312	1,886	(1,162)	$10,036

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – January 31, 2012
Current receivables – at-need funeral and other	$4,626	526	(562)	$4,590
Receivables, due beyond one year – other	7,118	752	(1,304)	6,566

	$11,744	1,278	(1,866)	$11,156

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

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1) Basis of Presentation—(Continued)

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of January 31, 2013
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$5,474	$1,873	$701	$2,326	$10,374
Receivables – other	107,583	3,600	2,263	11,819	125,265
Preneed funeral receivables	32,418	687	459	10,709	44,273
Preneed cemetery receivables	25,490	851	534	2,458	29,333

	$170,965	$7,011	$3,957	$27,312	$209,245

	Receivables Aging Analysis as of October 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$4,392	$1,274	$509	$1,945	$8,120
Receivables – other	107,602	4,239	2,491	11,921	126,253
Preneed funeral receivables	33,034	825	406	10,694	44,959
Preneed cemetery receivables	25,472	1,012	584	2,526	29,594

	$170,500	$7,350	$3,990	$27,086	$208,926

(i) Marketable Securities

The market value of the Company’s marketable securities as of January 31, 2013 and October 31, 2012 was $15,653 and $11,514, respectively. Of the total marketable securities balance as of January 31, 2013 and October 31, 2012, $1,000 is classified as a long-term asset in “other assets” in the condensed consolidated balance sheet. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which at least 40 percent must be in readily marketable investments. The January 31, 2013 balance consists of $11,313 of Level 1 investments and $4,340 of Level 2 investments. The October 31, 2012 balance consists of $10,999 of Level 1 investments and $515 of Level 2 investments. Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds. Level 2 investments include U.S. government, agencies and municipalities and corporate bonds. See Notes 3, 4 and 5 for a discussion of the investments in the Company’s preneed funeral merchandise and services trust, preneed cemetery merchandise and services trust and cemetery perpetual care trust.

(j) Reclassifications

Certain reclassifications have been made to the 2012 condensed consolidated financial statements in order for these periods to be comparable due to the reclassification of discontinued operations. These reclassifications had no effect on the Company’s net earnings, total shareholders’ equity or cash flows.

(2) New Accounting Principles

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 regarding the presentation of comprehensive income. This guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company disclosed in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily deferred those changes in ASU No. 2011-05 that relate to the presentation of reclassification

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(2) New Accounting Principles—(Continued)

adjustments out of accumulated other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02 which clarifies the reporting requirements of reclassifications out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The adoption of this guidance by the Company had no impact on its financial condition or results of operations. The Company now includes a separate statement of comprehensive income within its financial statements. See additional required disclosures in Note 13.

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The adoption of this guidance by the Company had no impact on its consolidated financial statements.

(3) Preneed Funeral Activities

The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2013 and October 31, 2012 are as follows:

	January 31, 2013	October 31, 2012
Trust assets	$407,925	$397,875
Receivables from customers	44,273	44,959

	452,198	442,834
Allowance for cancellations	(10,415)	(10,412)

Preneed funeral receivables and trust investments	$441,783	$432,422

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of January 31, 2013 are detailed below.

	January 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$40,580	$—	$—	$40,580
Long-term certificate of deposit investments	1	6,326	—	—	6,326
U.S. Government, agencies and municipalities	2	1,657	73	—	1,730
Corporate bonds	2	15,107	1,428	(37)	16,498
Preferred stocks	2	33,314	1,111	(540)	33,885
Common stocks	1	206,520	8,293	(36,301)	178,512
Mutual funds:
Equity	1	13,751	1,094	(1,131)	13,714
Fixed income	1	95,221	1,333	(1,083)	95,471
Commodity	1	9,012	—	(2,011)	7,001
Real estate investment trusts	1	5,013	332	(23)	5,322
Master limited partnerships	1	2,049	83	—	2,132
Insurance contracts and other	3	5,410	184	—	5,594

Trust investments		$433,960	$13,931	$(41,126)	$406,765

Market value as a percentage of cost						93.7%

Accrued investment income					1,160

Trust assets					$407,925

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2013
Due in one year or less	$2,266
Due in one to five years	12,626
Due in five to ten years	2,829
Thereafter	507

$18,228

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$24,501	$—	$—	$24,501
Long-term certificate of deposit investments	1	6,775	—	—	6,775
U.S. Government, agencies and municipalities	2	1,657	79	—	1,736
Corporate bonds	2	18,946	1,580	—	20,526
Preferred stocks	2	34,939	1,099	(688)	35,350
Common stocks	1	196,745	4,598	(42,568)	158,775
Mutual funds:
Equity	1	18,471	1,007	(1,494)	17,984
Fixed income	1	96,021	3,271	(570)	98,722
Commodity	1	13,412	—	(2,864)	10,548
Real estate investment trusts	1	8,737	564	(9)	9,292
Master limited partnerships	1	6,867	1	(26)	6,842
Insurance contracts and other	3	5,372	168	—	5,540

Trust investments		$432,443	$12,367	$(48,219)	$396,591

Market value as a percentage of cost						91.7%

Accrued investment income					1,284

Trust assets					$397,875

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of January 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $220 and $379, respectively. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended January 31, 2013 and 2012, the Company realized trust (losses) earnings of approximately ($220) and $4, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $596 for the three months ended January 31, 2013.

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

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended January 31,
	2013	2012
Fair market value, beginning balance	$5,540	$5,868
Distributions and other, net	54	(104)

Fair market value, ending balance	$5,594	$5,764

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended January 31,
	2013		2012
Purchases	$86,296		$16,919
Sales	105,243		4,527
Realized gains from sales of investments	6,440		327
Realized losses from sales of investments and other	(3,172	)(1)	(115)
Interest income, dividends and other ordinary income	3,287		4,938
Deposits (2)	5,992		5,588
Withdrawals (2)	9,036		8,599

(1)

Includes $1,417 in losses from the sale of investments and $1,755 in losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(2)

The Company historically sold a significant portion of its preneed funeral sales through trust-funded price-guaranteed contracts. Over time, the mix has shifted to a more significant portion being sold using insurance, particularly in states where the trusting requirements are high.

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2013 and October 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3) Preneed Funeral Activities—(Continued)

	January 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$523	$(37)	$—	$—	$523	$(37)
Preferred stocks	2,784	(270)	3,405	(270)	6,189	(540)
Common stocks	26,685	(1,518)	73,854	(34,783)	100,539	(36,301)
Mutual funds:
Equity	—	—	3,702	(1,131)	3,702	(1,131)
Fixed income	46,568	(508)	3,451	(575)	50,019	(1,083)
Commodity	—	—	7,001	(2,011)	7,001	(2,011)
Real estate investment trusts	2,654	(23)	—	—	2,654	(23)

Total	$79,214	$(2,356)	$91,413	$(38,770)	$170,627	$(41,126)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$5,707	$(170)	$6,923	$(518)	$12,630	$(688)
Common stocks	34,686	(2,241)	76,621	(40,327)	111,307	(42,568)
Mutual funds:
Equity	2,467	(24)	3,363	(1,470)	5,830	(1,494)
Fixed income	7,054	(11)	3,684	(559)	10,738	(570)
Commodity	—	—	10,547	(2,864)	10,547	(2,864)
Real estate investment trusts	2,005	(9)	—	—	2,005	(9)
Master limited partnerships	5,281	(26)	—	—	5,281	(26)

Total	$57,200	$(2,481)	$101,138	$(45,738)	$158,338	$(48,219)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at January 31, 2013, 88 percent, or $36,301, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of January 31, 2013 and October 31, 2012 are as follows:

	January 31, 2013	October 31, 2012
Trust assets	$206,224	$197,544
Receivables from customers	29,333	29,594

	235,557	227,138
Allowance for cancellations	(2,043)	(2,090)

Preneed cemetery receivables and trust investments	$233,514	$225,048

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of January 31, 2013 are detailed below.

	January 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$14,184	$—	$—	$14,184
Long-term certificate of deposit investments	1	450	—	—	450
U.S. Government, agencies and municipalities	2	1,527	102	—	1,629
Corporate bonds	2	1,922	137	—	2,059
Preferred stocks	2	12,540	593	(248)	12,885
Common stocks	1	106,025	3,992	(23,908)	86,109
Mutual funds:
Equity	1	23,102	178	(5,097)	18,183
Fixed income	1	52,621	521	(389)	52,753
Commodity	1	8,693	—	(2,049)	6,644
Master limited partnerships	1	7,282	253	—	7,535
Real estate investment trusts	1	3,178	39	(20)	3,197

Trust investments		$231,524	$5,815	$(31,711)	$205,628

Market value as a percentage of cost						88.8%

Accrued investment income					596

Trust assets					$206,224

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2013
Due in one year or less	$235
Due in one to five years	2,024
Due in five to ten years	1,095
Thereafter	334

$3,688

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$9,099	$—	$—	$9,099
Long-term certificate of deposit investments	1	487	—	—	487
U.S. Government, agencies and municipalities	2	1,568	115	—	1,683
Corporate bonds	2	1,981	156	—	2,137
Preferred stocks	2	12,790	142	—	12,932
Common stocks	1	104,170	1,931	(27,687)	78,414
Mutual funds:
Equity	1	23,818	201	(6,253)	17,766
Fixed income	1	53,572	857	(16)	54,413
Commodity	1	8,693	—	(1,991)	6,702
Real estate investment trusts	1	3,021	—	(14)	3,007
Master limited partnerships	1	10,303	—	(67)	10,236

Trust investments		$229,502	$3,402	$(36,028)	$196,876

Market value as a percentage of cost						85.8%

Accrued investment income					668

Trust assets					$197,544

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of January 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $156 and $171, respectively. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended January 31, 2013 and 2012, the Company realized trust (losses) earnings of approximately ($150) and $5, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $378 for the three months ended January 31, 2013.

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

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Preneed Cemetery Merchandise and Service Activities—(Continued)

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended January 31,
	2013		2012
Purchases	$33,785		$3,283
Sales	38,103		1,959
Realized gains from sales of investments	2,533		220
Realized losses from sales of investments and other	(1,238	)(1)	(84)
Interest income, dividends and other ordinary income	1,982		2,696
Deposits	4,459		4,332
Withdrawals	4,856		4,454

(1)

Includes $250 in losses from the sale of investments and $988 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2013 and October 31, 2012.

	January 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$887	$(57)	$1,953	$(191)	$2,840	$(248)
Common stocks	12,370	(1,058)	38,479	(22,850)	50,849	(23,908)
Mutual funds:
Equity	—	—	12,894	(5,097)	12,894	(5,097)
Fixed income	28,321	(389)	—	—	28,321	(389)
Commodity	—	—	6,645	(2,049)	6,645	(2,049)
Real estate investment trusts	2,231	(20)	—	—	2,231	(20)

Total	$43,809	$(1,524)	$59,971	$(30,187)	$103,780	$(31,711)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Common stocks	$18,856	$(1,271)	$37,775	$(26,416)	$56,631	$(27,687)
Mutual funds:
Equity	1,868	(14)	11,756	(6,239)	13,624	(6,253)
Fixed income	11,014	(16)	—	—	11,014	(16)
Commodity	—	—	6,703	(1,991)	6,703	(1,991)
Real estate investment trusts	3,007	(14)	—	—	3,007	(14)
Master limited partnerships	10,236	(67)	—	—	10,236	(67)

Total	$44,981	$(1,382)	$56,234	$(34,646)	$101,215	$(36,028)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at January 31, 2013, 91 percent, or $29,005, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(5) Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $4,242 and $2,994 for the three months ended January 31, 2013 and 2012, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of January 31, 2013 are detailed below.

	January 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$24,716	$—	$—	$24,716
U.S. Government, agencies and municipalities	2	4,651	213	(1)	4,863
Corporate bonds	2	24,293	1,116	(147)	25,262
Preferred stocks	2	26,002	1,547	(617)	26,932
Common stocks	1	86,556	4,935	(15,171)	76,320
Mutual funds:
Equity	1	17,340	1,479	(373)	18,446
Fixed income	1	77,530	2,300	(1,156)	78,674
Commodity	1	4,595	5	(499)	4,101
Real estate investment trusts	1	9,113	1,006	(20)	10,099
Other	3	47	—	—	47

Trust investments		$274,843	$12,601	$(17,984)	$269,460

Market value as a percentage of cost						98.0%

Accrued investment income					833

Trust assets					$270,293

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

January 31, 2013
Due in one year or less	$3,540
Due in one to five years	14,411
Due in five to ten years	7,962
Thereafter	4,212

$30,125

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$16,856	$—	$—	$16,856
U.S. Government, agencies and municipalities	2	5,089	250	—	5,339
Corporate bonds	2	26,479	1,409	(828)	27,060
Preferred stocks	2	33,476	552	(2,069)	31,959
Common stocks	1	90,085	3,017	(19,440)	73,662
Mutual funds:
Equity	1	17,204	1,164	(521)	17,847
Fixed income	1	74,762	2,400	(713)	76,449
Commodity	1	4,591	6	(463)	4,134
Real estate investment trusts	1	8,792	614	(15)	9,391
Other	3	47	—	—	47

Trust investments		$277,381	$9,412	$(24,049)	$262,744

Market value as a percentage of cost						94.7%

Accrued investment income					919

Trust assets					$263,663

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to reduce the exposure and volatility of equity securities as well as provide an opportunity for additional income. As of January 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $119 and $131, respectively. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended January 31, 2013 and 2012, the Company realized trust (losses) earnings of approximately ($98) and $5, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three months ended January 31, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $365 for the three months ended January 31, 2013.

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

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of January 31, 2013 and October 31, 2012, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $11,956 and $11,965, respectively. The Company recorded an additional $642 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the three months ended January 31, 2012. The Company had earnings of $9 and $475 for the three months ended January 31, 2013 and 2012, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $2,110; no charge has been recorded for these amounts as of January 31, 2013.

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended January 31,
	2013		2012
Purchases	$60,455		$27,979
Sales	68,413		28,132
Realized gains from sales of investments	2,971		2,320
Realized losses from sales of investments and other	(1,224	)(1)	(1,203)
Interest income, dividends and other ordinary income	2,982		2,651
Deposits	1,889		2,127
Withdrawals	2,844		2,369

(1)

Includes $167 in losses from the sale of investments and $1,057 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

During the three months ended January 31, 2013 and 2012, cemetery revenues were $57,616 and $52,813, respectively, of which $2,235 and $2,059, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2013 and October 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5) Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

	January 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$14	$(1)	$—	$—	$14	$(1)
Corporate bonds	6,385	(137)	427	(10)	6,812	(147)
Preferred stocks	1,812	(84)	5,353	(533)	7,165	(617)
Common stocks	10,627	(384)	28,236	(14,787)	38,863	(15,171)
Mutual funds:
Equity	210	(6)	1,269	(367)	1,479	(373)
Fixed income	21,169	(200)	13,014	(956)	34,183	(1,156)
Commodity	1,369	(20)	2,715	(479)	4,084	(499)
Real estate investment trusts	2,489	(20)	—	—	2,489	(20)

Total	$44,075	$(852)	$51,014	$(17,132)	$95,089	$(17,984)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$4,736	$(80)	$276	$(748)	$5,012	$(828)
Preferred stocks	4,076	(54)	6,492	(2,015)	10,568	(2,069)
Common stocks	19,623	(704)	32,424	(18,736)	52,047	(19,440)
Mutual funds:
Equity	3,405	(40)	1,169	(481)	4,574	(521)
Fixed income	7,267	(12)	14,517	(701)	21,784	(713)
Commodity	2,559	(234)	1,539	(229)	4,098	(463)
Real estate investment trusts	2,106	(15)	—	—	2,106	(15)

Total	$43,772	$(1,139)	$56,417	$(22,910)	$100,189	$(24,049)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at January 31, 2013, 84 percent, or $15,171, were generated by common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at January 31, 2013 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$407,925	$206,224	$614,149
Less:
Pending withdrawals	(9,586)	(6,226)	(15,812)
Pending deposits	2,244	1,353	3,597

Deferred receipts held in trust	$400,583	$201,351	$601,934

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at January 31, 2013 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$270,293
Less:
Pending withdrawals	(3,390)
Pending deposits	289

Perpetual care trusts’ corpus	$267,192

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at October 31, 2012 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$397,875	$197,544	$595,419
Less:
Pending withdrawals	(7,870)	(6,345)	(14,215)
Pending deposits	2,333	1,627	3,960

Deferred receipts held in trust	$392,338	$192,826	$585,164

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at October 31, 2012 are as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6) Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus—(Continued)

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three months ended January 31, 2013 and 2012 are detailed below.

	Three Months Ended January 31,
	2013	2012
Realized gains from sales of investments	$11,944	$2,867
Realized losses from sales of investments and other	(5,634)	(1,402)
Interest income, dividends and other ordinary income	8,251	10,285
Trust expenses and income taxes	(3,056)	(2,311)

Net trust investment income	11,505	9,439
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(7,685)	(6,489)
Reclassification to perpetual care trusts’ corpus	(3,820)	(2,950)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—
Investment and other income, net	124	46

Total investment and other income, net	$124	$46

(7) Commitments and Contingencies

Litigation

The Company is a defendant in a variety of litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they restore the initial corpus. As of January 31, 2013, the Company had $11,956 recorded as a liability for the estimated probable funding obligation. As of January 31, 2013, the Company had net unrealized losses of approximately $11,978 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded an estimated net debit for these items of approximately $0.8 million and $0.3 million as of January 31, 2013 and October 31, 2012, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(7) Commitments and Contingencies—(Continued)

The Company is required to maintain a bond ($23,456 as of January 31, 2013) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

(8) Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended January 31, 2013
Earnings from continuing operations	$15,534
Allocation of earnings to nonvested restricted stock	(169)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$15,365	84,394	$.18

Effect of dilutive securities:
Stock options assumed exercised		536

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$15,365	84,930	$.18

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended January 31, 2012
Earnings from continuing operations	$8,858
Allocation of earnings to nonvested restricted stock	(80)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,778	87,037	$.10

Effect of dilutive securities:
Stock options assumed exercised		312

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$8,778	87,349	$.10

During the three months ended January 31, 2013, options to purchase 266,815 shares of common stock at prices ranging from $8.24 to $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the three months ended January 31, 2013 exclude the effect of approximately 709,103 options because such options were not dilutive. These options expire between December 6, 2014 and December 22, 2022.

Options to purchase 2,720,080 shares of common stock at prices ranging from $6.22 to $8.47 per share for the three months ended January 31, 2012 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted average shares outstanding for the three months ended January 31, 2012 exclude the effect of approximately 17,000 options because such options were not dilutive.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8) Reconciliation of Basic and Diluted Per Share Data—(Continued)

For the three months ended January 31, 2013, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been previously achieved. For the three months ended January 31, 2012, all of the outstanding 214,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three months ended January 31, 2013, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,637,882 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average prices of the Company’s stock for the three months ended January 31, 2013 were less than the conversion price of the senior convertible notes and the strike price of the warrants. For the three months ended January 31, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 10,522,798 shares of Class A common stock under the associated common stock warrants were also not dilutive.

The Company includes Class A and Class B common stock in its diluted shares calculation. As of January 31, 2013, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9) Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three months ended January 31, 2013 and 2012 for the Company’s continuing operations.

	Total Revenue
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
Funeral	$74,006	$67,866
Cemetery(1)	55,104	50,521
Corporate Trust Management(2)	6,571	6,437

Total	$135,681	$124,824

	Total Gross Profit
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
Funeral	$17,559	$14,726
Cemetery(1)	8,691	4,625
Corporate Trust Management(2)	6,066	6,045

Total	$32,316	$25,396

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9) Segment Data—(Continued)

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $4,242 and $2,994 for the three months ended January 31, 2013 and 2012, respectively.

(2)

Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended January 31, 2013 and 2012 were $1,483 and $1,292, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended January 31, 2013 and 2012 were $2,576 and $2,853, respectively. Trust management fees included in cemetery revenue for the three months ended January 31, 2013 and 2012 were $1,757 and $1,504, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended January 31, 2013 and 2012 were $755 and $788, respectively.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three months ended January 31, 2013 and 2012 is as follows:

	Three Months Ended January 31,
	2013	2012
Gross profit for reportable segments	$32,316	$25,396
Corporate general and administrative expenses	(7,388)	(6,692)
Restructuring and other charges	(81)	—
Net gain on dispositions	721	343
Other operating income, net	921	194
Interest expense	(5,916)	(5,867)
Investment and other income, net	124	46

Earnings from continuing operations before income taxes	$20,697	$13,420

The table below presents total net preneed merchandise and services sales for the three months ended January 31, 2013 and 2012.

	Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
Funeral	$21,098	$22,751
Cemetery	10,792	11,807

Total	$31,890	$34,558

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

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10) Supplementary Information

The detail of certain income statement accounts is as follows for the three months ended January 31, 2013 and 2012.

	Three Months Ended January 31,
	2013	2012
Service revenue
Funeral	$53,554	$49,034
Cemetery	19,504	16,219

	73,058	65,253
Merchandise revenue
Funeral	22,541	21,093
Cemetery	34,971	33,230

	57,512	54,323
Other revenue
Funeral	1,970	1,884
Cemetery	3,141	3,364

	5,111	5,248

Total revenue	$135,681	$124,824

Service costs
Funeral	$17,917	$17,021
Cemetery	11,945	10,485

	29,862	27,506
Merchandise costs
Funeral	14,881	13,964
Cemetery	20,320	21,684

	35,201	35,648
Facility expenses
Funeral	23,866	22,369
Cemetery	14,436	13,905

	38,302	36,274

Total costs	$103,365	$99,428

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of January 31, 2013 and October 31, 2012 and for the three months ended January 31, 2013 and 2012, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries that are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings

	Three Months Ended January 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$72,512	$5,553	$—	$78,065
Cemetery	—	51,878	5,738	—	57,616

	—	124,390	11,291	—	135,681

Costs and expenses:
Funeral	—	53,040	3,624	—	56,664
Cemetery	—	42,270	4,431	—	46,701

	—	95,310	8,055	—	103,365

Gross profit	—	29,080	3,236	—	32,316
Corporate general and administrative expenses	(7,388)	—	—	—	(7,388)
Restructuring and other charges	(81)	—	—	—	(81)
Net gain on dispositions	—	721	—	—	721
Other operating income, net	20	842	59	—	921

Operating earnings (loss)	(7,449)	30,643	3,295	—	26,489
Interest expense	(2,888)	(2,868)	(160)	—	(5,916)
Investment and other income, net	108	13	3	—	124
Equity in subsidiaries	22,261	430	—	(22,691)	—

Earnings from continuing operations before income taxes	12,032	28,218	3,138	(22,691)	20,697
Income tax expense (benefit)	(3,445)	7,523	1,085	—	5,163

Earnings from continuing operations	15,477	20,695	2,053	(22,691)	15,534

Discontinued operations:
Loss from discontinued operations before income taxes	—	(88)	—	—	(88)
Income tax benefit	—	(31)	—	—	(31)

Loss from discontinued operations	—	(57)	—	—	(57)

Net earnings	$15,477	$20,638	$2,053	$(22,691)	$15,477

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Three Months Ended January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,033	$4,978	$—	$72,011
Cemetery	—	47,342	5,471	—	52,813

	—	114,375	10,449	—	124,824

Costs and expenses:
Funeral	—	49,995	3,359	—	53,354
Cemetery	—	41,754	4,320	—	46,074

	—	91,749	7,679	—	99,428

Gross profit	—	22,626	2,770	—	25,396
Corporate general and administrative expenses	(6,692)	—	—	—	(6,692)
Net gain on dispositions	—	343	—	—	343
Other operating income, net	15	120	59	—	194

Operating earnings (loss)	(6,677)	23,089	2,829	—	19,241
Interest expense	(1,530)	(3,980)	(357)	—	(5,867)
Investment and other income, net	46	—	—	—	46
Equity in subsidiaries	13,769	306	—	(14,075)	—

Earnings from continuing operations before income taxes	5,608	19,415	2,472	(14,075)	13,420
Income tax expense (benefit)	(2,937)	6,778	721	—	4,562

Earnings from continuing operations	8,545	12,637	1,751	(14,075)	8,858

Discontinued operations:
Loss from discontinued operations before income taxes	—	(367)	—	—	(367)
Income tax benefit	—	(54)	—	—	(54)

Loss from discontinued operations	—	(313)	—	—	(313)

Net earnings	$8,545	$12,324	$1,751	$(14,075)	$8,545

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended January 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$15,477	$20,638	$2,053	$(22,691)	$15,477
Unrealized depreciation of investments, net of tax	(21)	—	(4)	4	(21)

Comprehensive income	$15,456	$20,638	$2,049	$(22,687)	$15,456

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$8,545	$12,324	$1,751	$(14,075)	$8,545
Unrealized appreciation of investments, net of tax	5	—	5	(5)	5

Comprehensive income	$8,550	$12,324	$1,756	$(14,080)	$8,550

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	January 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$59,386	$2,827	$1,143	$—	$63,356
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	13,843	—	810	—	14,653
Receivables, net of allowances	2,636	44,882	6,818	—	54,336
Inventories	211	33,926	2,400	—	36,537
Prepaid expenses	2,136	6,442	1,523	—	10,101
Deferred income taxes, net	10,973	11,148	741	—	22,862
Intercompany receivables	1,744	—	—	(1,744)	—

Total current assets	97,179	99,225	13,435	(1,744)	208,095
Receivables due beyond one year, net of allowances	—	59,982	11,285	—	71,267
Preneed funeral receivables and trust investments	—	432,285	9,498	—	441,783
Preneed cemetery receivables and trust investments	—	226,461	7,053	—	233,514
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	365,274	35,325	—	400,599
Property and equipment, at cost	63,731	513,895	44,332	—	621,958
Less accumulated depreciation	51,946	256,162	20,915	—	329,023

Net property and equipment	11,785	257,733	23,417	—	292,935
Deferred income taxes, net	3,143	55,712	7,139	—	65,994
Cemetery perpetual care trust investments	—	255,961	14,332	—	270,293
Other assets	7,920	4,111	1,015	—	13,046
Intercompany receivables	601,080	—	—	(601,080)	—
Equity in subsidiaries	77,544	11,500	—	(89,044)	—

Total assets	$798,651	$1,997,993	$142,334	$(691,868)	$2,247,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$—	$—	$—	$6
Accounts payable, accrued expenses and other current liabilities	15,677	66,908	3,572	—	86,157
Intercompany payables	—	—	1,744	(1,744)	—

Total current liabilities	15,683	66,908	5,316	(1,744)	86,163
Long-term debt, less current maturities	322,948	—	—	—	322,948
Deferred income taxes, net	—	3,621	580	—	4,201
Intercompany payables	—	593,812	7,268	(601,080)	—
Deferred preneed funeral revenue	—	192,594	47,087	—	239,681
Deferred preneed cemetery revenue	—	234,432	29,082	—	263,514
Deferred preneed funeral and cemetery receipts held in trust	—	593,625	8,309	—	601,934
Perpetual care trusts’ corpus	—	252,868	14,324	—	267,192
Other long-term liabilities	19,529	1,457	—	—	20,986

Total liabilities	358,160	1,939,317	111,966	(602,824)	1,806,619

Common stock	85,352	102	376	(478)	85,352
Other	355,118	58,574	29,987	(88,561)	355,118
Accumulated other comprehensive income	21	—	5	(5)	21

Total shareholders’ equity	440,491	58,676	30,368	(89,044)	440,491

Total liabilities and shareholders’ equity	$798,651	$1,997,993	$142,334	$(691,868)	$2,247,110

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

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,866	$6,901	$2,129	$—	$11,896

Cash flows from investing activities:
Purchases of marketable securities	(3,848)	—	(108)	—	(3,956)
Proceeds from sale of assets	—	778	—	—	778
Additions to property and equipment	(653)	(8,364)	(233)	—	(9,250)
Other	—	48	—	—	48

Net cash used in investing activities	(4,501)	(7,538)	(341)	—	(12,380)

Cash flows from financing activities:
Repayments of long-term debt	(1)	—	—	—	(1)
Intercompany receivables (payables)	(354)	2,431	(2,077)	—	—
Issuance of common stock	787	—	—	—	787
Purchase and retirement of common stock	(1,833)	—	—	—	(1,833)
Dividends	(3,374)	—	—	—	(3,374)
Excess tax benefits from share-based payment arrangements	74	—	—	—	74

Net cash provided by (used in) financing activities	(4,701)	2,431	(2,077)	—	(4,347)

Net increase (decrease) in cash	(6,336)	1,794	(289)	—	(4,831)
Cash and cash equivalents, beginning of period	65,722	1,033	1,432	—	68,187

Cash and cash equivalents, end of period	$59,386	$2,827	$1,143	$—	$63,356

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11) Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended January 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$816	$5,514	$1,455	$—	$7,785

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	—	—	250	—	250
Deposits of restricted funds	(1,756)	—	—	—	(1,756)
Proceeds from sale of assets	—	233	—	—	233
Additions to property and equipment	(451)	(5,198)	(875)	—	(6,524)
Other	—	23	—	—	23

Net cash used in investing activities	(2,207)	(4,942)	(625)	—	(7,774)

Cash flows from financing activities:
Repayments of long-term debt	(1)	—	—	—	(1)
Intercompany receivables (payables)	1,623	(1,319)	(304)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	117	—	—	—	117
Purchase and retirement of common stock	(7,847)	—	—	—	(7,847)
Dividends	(3,062)	—	—	—	(3,062)
Excess tax benefits from share based payment arrangements	23	—	—	—	23

Net cash used in financing activities	(9,181)	(1,319)	(304)	—	(10,804)

Net increase (decrease) in cash	(10,572)	(747)	526	—	(10,793)
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$51,816	$1,190	$1,889	$—	$54,895

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12) Dispositions

During the three months ended January 31, 2013 and 2012, the Company recorded net gains on dispositions of $721 and $343, respectively, due to the sale of funeral homes.

In April 2012, the Company designated a business as held for sale, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The loss from discontinued operations before income taxes for the three months ended January 31, 2013 and 2012 was $88 and $367, respectively.

(13) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance as of October 31, 2012	$42
Unrealized depreciation of investments, net of deferred tax benefit of $12	(21)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	24,641
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(24,641)

Balance as of January 31, 2013	$21

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(14) Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The organizational restructuring involved the integration of management of operations and sales and a complete restructuring of the Company’s sales force. The Company realigned its geographic regions and appointed one regional vice president who is responsible for funeral and cemetery operations and sales in each region. Formerly, the Company had different managers responsible for operations and sales. In addition, the Company engaged in an across-the-board redesign of its sales organization. The Company eliminated layers of sales management, redefined sales roles, and in the first quarter of fiscal year 2013, completed the restructuring with the implementation of a new compensation program. Separately in April 2012, the Company reduced its workforce by approximately 60 employees, primarily in corporate support services. Total expenses related to the organizational restructuring and workforce reduction consist primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The Company recorded $3,291 in charges related to the restructuring and workforce reduction during the year ended October 31, 2012 and $81 during the three months ended January 31, 2013 These charges are in the “restructuring and other charges” line in the condensed consolidated statements of earnings. As of January 31, 2013, the Company does not expect to incur any material additional costs related to the restructuring. The following table summarizes the activity related to the restructuring liability for the three months ended January 31, 2013:

Restructuring liability as of October 31, 2012	$206
Additional restructuring costs incurred	81
Cash payments	(287)

Restructuring liability as of January 31, 2013	$—

(15) Long-term Debt

	January 31, 2013	October 31, 2012
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $4,011 and $4,757 as of January 31, 2013 and October 31, 2012, respectively	$82,405	$81,659
3.375% senior convertible notes due 2016, net of unamortized discount of $4,648 and $4,965 as of January 31, 2013 and October 31, 2012, respectively	40,471	40,154
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of January 31, 2013 and October 31, 2012, partially secured by assets of subsidiaries, with maturities through 2022	78	80

Total long-term debt	322,954	321,893
Less current maturities	6	6

	$322,948	$321,887

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(15) Long-term Debt—(Continued)

Fair Value

As of January 31, 2013, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $82,525 and $40,539, respectively, compared to fair values of $88,324 and $46,755, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of January 31, 2013 were $86,416 and $45,119, respectively. As of January 31, 2013, the carrying value of the Company’s 6.50 percent senior notes due 2019, including accrued interest, was $203,792 compared to a fair value of $218,058. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

(16) Income Taxes

Income tax expense for the three months ended January 31, 2013 was positively impacted by a $2,700 overall reduction in the capital loss tax valuation allowance associated with the positive performance of the Company’s trust portfolio during the quarter ended January 31, 2013. Realized capital losses in the trusts for which the Company is the grantor, in which insufficient offsetting capital gains are expected, can require the Company to record a valuation allowance against the related deferred tax asset (capital loss carryforward). Reductions in the valuation allowance result when the Company has realized or unrealized gains in the grantor trust or from other assets that are expected to be sold at a capital gain. As of January 31, 2013, the Company had a $200 valuation allowance remaining on the capital loss carryforward.

Income tax expense for the three months ended January 31, 2012 was impacted by a $600 overall reduction in the tax valuation allowance primarily due to the reduction of a portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio during the three months ended January 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our MD&A and Risk Factors contained in our Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”) and in conjunction with our consolidated financial statements included in this report and in our 2012 Form 10-K.

This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors included in Item 1A. in our 2012 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of January 31, 2013, we owned and operated 216 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2012 Form 10-K.

Financial Summary

During the three months ended January 31, 2013, we generated the highest quarterly net earnings and earnings per share in more than 10 years. We reported net earnings and earnings from continuing operations of $15.5 million, or $.18 per share, for the first quarter of 2013. We reported net earnings of $8.5 million and earnings from continuing operations of $8.8 million, or $.10 per share, for the first quarter of 2012.

We believe these strong results demonstrate the power of leverage in our business and the importance of effectively managing our costs. For the first quarter of 2013, we achieved an 8.7 percent increase in revenue, a 27.2 percent increase in gross profit and an 80 percent increase in earnings per share. Total revenue increased 8.7 percent to $135.7 million for the first quarter of 2013, compared to $124.8 million for the same period of the prior year. Total gross profit increased 27.2 percent to $32.3 million for the first quarter of 2013, compared to $25.4 million for the prior year period.

We generated $78.1 million in funeral revenue during the first quarter of 2013, a $6.1 million, or 8.5 percent, increase from the first quarter of 2012. This increase is primarily attributable to an 8.4 percent increase in same-store funeral services performed. While we believe deaths in our markets increased period-over-period, our increase in funeral services is particularly strong compared to industry-wide data and is the third consecutive quarter of increased funeral services. Our same-store funeral operations generated a 1.2 percent increase in average revenue per traditional funeral service and a 1.4 percent increase in average revenue per cremation service. Overall same-store average revenue per funeral service was consistent with the first quarter of 2012, primarily as a result of a decrease in funeral trust earnings.

Cemetery revenue improved $4.8 million, or 9.1 percent, to $57.6 million for the quarter ended January 31, 2013. The improvement is primarily a result of a $4.3 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received in the first quarter of 2013. In addition, merchandise delivered and services performed improved by $1.8 million, revenue related to trust activities increased by $1.4 million and revenue recognized for cemetery property sales for which construction was completed increased $1.3 million. These improvements were partially offset by a $3.2 million, or 13.6 percent, decrease in cemetery property sales compared to the first quarter of 2012 and a $0.5 million decline in finance charges as a result of reduced interest rates in this low interest rate environment.

Our net preneed funeral sales decreased 7.3 percent during the first quarter of 2013 compared to the first quarter of 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue. For the first quarter of 2013, preneed cemetery property sales declined 13.6 percent compared to the same period of last year. As part of the integration of our operations and sales teams, we revised our structure and compensation packages, which affected cemetery property sales, as well as preneed funeral sales during the quarter. In addition, during the quarter we tightened our sales terms for cemetery property sales. We knew these changes would create challenges, particularly during the first quarter in light of declining consumer confidence, increases in payroll taxes and economic uncertainty. The decline in preneed production is isolated to six funeral homes and ten cemeteries. We firmly believe the current organization provides the foundation to improve our customer service and enhance sales production over time.

Cemetery gross profit increased $4.2 million, or 62.7 percent, to $10.9 million, and cemetery gross profit margin improved 620 basis points compared to the first quarter of 2012. Funeral gross profit increased $2.7 million, or 14.4 percent, to $21.4 million, and funeral gross profit margin improved 140 basis points compared to the first quarter of 2012. The increase in both cemetery and funeral gross profit is primarily due to the improvement in revenue, as previously noted.

During the first quarter of 2013, we repurchased 0.2 million shares of our Class A common stock for $1.8 million under our stock repurchase program. As of January 31, 2013, we had $14.6 million remaining under the $125.0 million program authorized by the Board of Directors.

The first quarter dividend historically declared in December and paid in January (both our first quarter) was declared in October 2012 (our fourth quarter) and paid in December 2012. We paid dividends of $.04 per share in the first quarter of 2013 compared to $.035 per share in the first quarter of 2012. The acceleration of the declaration and payment of the first quarter 2013 dividend resulted in no dividends being declared in the first quarter of 2013, although the dividend was paid in the first quarter of 2013.

Cash flow provided by operating activities for the first three months of 2013 was $11.9 million compared to $7.8 million for the same period of last year. The improvement in operating cash flow is primarily driven by the improvement in net earnings. In addition, we received $2.3 million in proceeds from the sale of undeveloped cemetery property during the first quarter of 2013. These increases were partially offset by a change in working capital during the first three months of 2013 partly driven by the timing of trust withdrawals and deposits.

We are planning to develop cremation gardens and other cremation projects in our cemeteries over the next few years. We have successfully completed 33 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year and approximately 24 additional projects currently under feasibility review. For the three months ended January 31, 2013, we have spent approximately $1.5 million in our cremation inventory development projects, compared to spending approximately $3 million during the first three months of fiscal year 2012. We are working to complete a number of these projects in fiscal year 2013 and expect to spend approximately $10 million to $15 million.

Supplemental Trust Portfolio Information

During the first quarter of fiscal year 2013, positive trends in the overall financial markets continued to benefit our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 4.5 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 3.8 percent. As of January 31, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $881.8 million, an improvement of 3.0 percent, or $25.6 million, from October 31, 2012.

As of January 31, 2013 and October 31, 2012, the fair market value of the investments in our preneed trusts were $53.1 million and $68.5 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of January 31, 2013 and October 31, 2012, the fair market value of the investments were $5.4 million and $14.6 million, respectively, lower than our cost basis.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of January 31, 2013 and October 31, 2012, we had $191.4 million and $187.1 million, respectively, in trust earnings, net of losses that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

As of February 28, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts improved 0.4 percent, or approximately $3.9 million from January 31, 2013, which is consistent with the overall financial markets.

The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2012 Form 10-K. The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of January 31, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$265.0	43%	$133.4	49%
Financial Services	$69.8	11%	$41.1	15%
Information Technology	$59.2	10%	$14.5	5%
Healthcare Services	$46.9	8%	$17.9	7%

Issuer specific investments in the financial services sector represent $69.8 million of the fair market value of our preneed trust portfolio as of January 31, 2013, of which 57 percent related to investments in preferred stock, 33 percent related to common stock and 10 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $41.1 million of the fair market value of our cemetery perpetual care trust portfolio as of January 31, 2013, of which 64 percent related to investments in preferred stock, 21 percent related to fixed-income securities and 15 percent related to common stock.

Issuer specific investments in the information technology sector represent $59.2 million of the fair market value of our preneed trust portfolio as of January 31, 2013, of which 98 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the information technology sector represent $14.5 million of the fair market value of our cemetery perpetual care trust portfolio as of January 31, 2013, of which 92 percent related to investments in common stock and 8 percent related to fixed-income securities.

Issuer specific investments in the healthcare services sector represented $46.9 million of the fair market value of our preneed trust portfolio as of January 31, 2013, of which 98 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the healthcare services sector represented $17.9 million of the fair market value of our cemetery perpetual care trust portfolio as of January 31, 2013, of which 90 percent related to investments in common stock and 10 percent related to fixed-income securities.

The following table presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of January 31, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Information Technology	$25.0	34%	$6.4	36%
Healthcare Services	$4.0	5%	$1.2	6%

Each quarter we perform a separate analysis to determine whether our preneed contracts are in a loss position and whether a charge to earnings to record a liability for any expected loss is required. No charge has ever been required. For additional information, see Note 2(m) to the consolidated financial statements included in Item 8. and “Overview of Critical Accounting Policies” in the 2012 Form 10-K.

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of January 31, 2013 and October 31, 2012, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12.0 million. During the first quarter of 2012, we increased the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust by $0.6 million. The additional funding in fiscal year 2012 was primarily related to the bankruptcy of Eastman Kodak.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in Item 1. herein.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the three months ended January 31, 2013	4.5%	3.8%
For the last three years ended January 31, 2013	10.1%	10.6%
For the last five years ended January 31, 2013	4.1%	5.7%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions (see Note 1(d) to the condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2012 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2012 Form 10-K.

Results of Operations

The following discussion segregates our financial results into our various segments, grouped by our funeral and cemetery operations. For a discussion of our segments, see Note 9 to the condensed consolidated financial statements included herein.

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Funeral Operations

	Three Months Ended January 31,
	2013	2012	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$74.0	$67.9	$6.1
Corporate Trust Management (1)	4.1	4.1	—

Total Funeral Revenue	$78.1	$72.0	$6.1
Funeral Costs:
Funeral Home Locations	$56.5	$53.1	$3.4
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$56.7	$53.3	$3.4

Funeral Gross Profit:
Funeral Home Locations	$17.5	$14.8	$2.7
Corporate Trust Management (1)	3.9	3.9	—

Total Funeral Gross Profit	$21.4	$18.7	$2.7

Same-Store Analysis for the Three Months Ended January 31, 2013 and 2012

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2013	2012
—% (1)	8.4%	42.2%	43.3%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended January 31, 2013 and 2012 were $1.5 million and $1.3 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended January 31, 2013 and 2012 were $2.6 million and $2.8 million, respectively.

We generated $78.1 million in funeral revenue during the first quarter of 2013, a $6.1 million, or 8.5 percent, increase from the first quarter of 2012. This increase is primarily attributable to an 8.4 percent increase, or 1,176 events, in same-store funeral services performed. While we believe deaths in our markets increased period-over-period, our increase in funeral services is particularly strong compared to industry-wide data and is the third consecutive quarter of increased funeral services. Our same-store funeral operations generated a 1.2 percent increase in average revenue per traditional funeral service and a 1.4 percent increase in average revenue per cremation service. Overall same-store average revenue per funeral service was consistent with the first quarter of 2012, primarily due to a decrease in funeral trust earnings.

Funeral gross profit increased $2.7 million, or 14.4 percent, to $21.4 million for the first quarter of 2013 compared to $18.7 million for the same period of 2012. Funeral gross profit margin improved 140 basis points to 27.4 percent for the first quarter of 2013 from 26.0 percent for the first quarter of 2012. The increase is primarily due to the $6.1 million improvement in revenue, as previously noted.

Cemetery Operations

	Three Months Ended January 31,
	2013	2012	Increase
		(In millions)
Cemetery Revenue:
Cemetery Locations	$55.1	$50.5	$4.6
Corporate Trust Management (1)	2.5	2.3	.2

Total Cemetery Revenue	$57.6	$52.8	$4.8

Cemetery Costs:
Cemetery Locations	$46.4	$45.9	$.5
Corporate Trust Management (1)	.3	.2	.1

Total Cemetery Costs	$46.7	$46.1	$.6

Cemetery Gross Profit:
Cemetery Locations	$8.7	$4.6	$4.1
Corporate Trust Management (1)	2.2	2.1	.1

Total Cemetery Gross Profit	$10.9	$6.7	$4.2

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended January 31, 2013 and 2012 were $1.7 million and $1.5 million, respectively, and cemetery trust earnings included in cemetery revenue for both the three months ended January 31, 2013 and 2012 were $0.8 million. Perpetual care trust earnings were $4.2 million and $3.0 million for the three months ended January 31, 2013 and 2012, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $4.8 million, or 9.1 percent, to $57.6 million for the first quarter of 2013. The improvement is primarily a result of a $4.3 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received in the first quarter of 2013. In addition, merchandise delivered and services performed improved by $1.8 million, revenue related to trust activities increased by $1.4 million and revenue recognized for cemetery property sales for which construction was completed increased by $1.3 million. These improvements were partially offset by a $0.5 million decline in finance charges as a result of reduced interest rates in this low interest rate environment. Our cemetery property sales declined $3.2 million, or 13.6 percent, compared to the first quarter of 2012. As part of the integration of our operations and sales teams, we revised our structure and compensation packages, which affected cemetery property sales. In addition, during the quarter we tightened our sales terms for cemetery property sales. We knew these changes would create challenges, particularly during the first quarter in light of declining consumer confidence, increases in payroll taxes and economic uncertainty. The decline in preneed production is isolated to ten cemeteries. We firmly believe the current organization provides the foundation to improve our customer service and enhance sales production over time.

Cemetery gross profit increased $4.2 million, or 62.7 percent, to $10.9 million for the first quarter of 2013. Cemetery gross profit margin improved 620 basis points to 18.9 percent for the first quarter of 2013 from 12.7 percent for the same period of 2012. The improvement is primarily due to the increase in cemetery revenue, as previously noted.

Other

Corporate general and administrative expenses increased $0.7 million to $7.4 million for the first quarter of 2013, compared to $6.7 million for the same period of 2012. Due to the strong operating results for the first quarter of 2013, we increased our accrual for annual incentive compensation during the period.

Other operating income, net increased $0.7 million to $0.9 million, primarily due to the sale of undeveloped cemetery property during the first quarter of 2013.

The effective tax rate for continuing operations for the quarter ended January 31, 2013 was 24.9 percent compared to 34.0 percent for the same period in 2012. For the first quarter of 2013, we benefitted from a $2.7 million reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio. For additional information, see Note 16 to the condensed consolidated financial statements included in Item 1. herein.

During the first quarter of 2013, we repurchased 0.2 million shares of our Class A common stock for $1.8 million under our stock repurchase program. As of January 31, 2013, we had $14.6 million remaining under our $125.0 million program.

Cash and cash equivalents decreased $4.8 million from October 31, 2012 to January 31, 2013 primarily due to purchases of marketable securities in the first quarter of fiscal year 2013. Prepaid expenses increased $5.2 million from October 31, 2012 to January 31, 2013 primarily due to annual premiums paid in the first quarter of fiscal year 2013 for property, general liability and other insurance. Current deferred income taxes decreased $7.8 million from October 31, 2012 to January 31, 2013 primarily due to a decrease in the current portion of the net operating loss. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the three months ended January 31, 2013. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Accrued payroll decreased $5.9 million from October 31, 2012 to January 31, 2013 primarily due to fiscal year 2012 incentive compensation paid in the first quarter of 2013 and due to the timing of the payroll period at quarter end. Other current liabilities decreased $6.1 million from October 31, 2012 to January 31, 2013 primarily due to a decrease in dividends payable and the timing of our property taxes, which are typically paid at the end of the calendar year.

Preneed Sales into the Backlog

Net preneed funeral sales decreased 7.3 percent during the first quarter of 2013 compared to the first quarter of 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $31.9 million in net preneed funeral and cemetery merchandise and services sales (including $17.2 million related to insurance-funded preneed funeral contracts) during the first quarter of 2013 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $34.6 million (including $17.1 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2012. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheet.

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

As of January 31, 2013, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, which matures in 2016, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $23.5 million Florida bond, was $125.7 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of January 31, 2013, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table “Contractual Obligations and Commercial Commitments” for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one-half cents per share to four cents per share resulting in a 14 percent increase in our annual dividend rate to $.16 per share. Dividends paid amounted to $3.4 million for the three months ended January 31, 2013 compared to $3.1 million during the same period in fiscal year 2012. The first quarter 2013 dividend was declared in October 2012 (in the fourth quarter of fiscal year 2012) and was paid in December 2012 (in the first quarter of fiscal year 2013). The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 0.2 million shares of our Class A common stock for approximately $1.8 million during the three months ended January 31, 2013 and have $14.6 million remaining available under the program. Repurchases under the program are limited to our Class A common stock, and are made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of death care businesses, pay dividends, repurchase debt and stock, invest in our strategic initiatives and construct funeral homes on cemeteries of unaffiliated third parties or on our own strategic locations are all attractive options. We are continuing to invest in further improving our business processes and continue to look at ways to improve our organization and cost structure.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 33 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year and approximately 24 additional projects under feasibility review. We are working to complete a number of these projects in fiscal year 2013 and expect to spend approximately $10 million to $15 million. During the three months ended January 31, 2013, we spent approximately $1.5 million to develop our cremation inventory projects.

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

Cash Flow

Cash flow provided by operating activities for the first three months of fiscal year 2013 was $11.9 million compared to $7.8 million for the same period of last year. The improvement in operating cash flow is primarily driven by an improvement in net earnings. In addition, we received $2.3 million in proceeds from the sale of undeveloped cemetery property during the first quarter of 2013. These increases were partially offset by a change in working capital during the first three months of 2013 partly driven by the timing of trust withdrawals and deposits.

Our investing activities resulted in a net cash outflow of $12.4 million for the three months ended January 31, 2013, compared to a net cash outflow of $7.8 million for the comparable period in 2012. The change is primarily due to increased purchases of marketable securities and increased capital spending during the first quarter of fiscal year 2013. For the three months ended January 31, 2013, capital expenditures amounted to $9.2 million, which included $5.1 million for maintenance capital expenditures, $2.8 million for the purchase of land and a building for an existing business that we previously leased, $1.2 million for the construction of new funeral homes and $0.1 million related to the implementation of new business systems. For the three months ended January 31, 2012, capital expenditures were $6.5 million, which included $4.0 million for maintenance capital expenditures, $0.6 million for the construction of new funeral homes, $0.4 million related to the implementation of new business systems and $1.5 million for the purchase of land and a new building for an existing business.

Our financing activities resulted in a net cash outflow of $4.3 million for the three months ended January 31, 2013, compared to a net cash outflow of $10.8 million for the comparable period in 2012. Stock repurchases during the three months ended January 31, 2013 amounted to $1.8 million compared to $7.8 million in the same period of 2012. Dividends paid increased from $3.1 million in the first three months of fiscal year 2012 to $3.4 million in the first three months of fiscal year 2013. In the second quarter of fiscal year 2012, we increased our quarterly cash dividend from three and one-half cents per share to four cents per share.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of January 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	94.0	17.2	30.4	26.8	19.6
Operating and capital lease obligations (3)	34.1	4.4	9.2	6.5	14.0
Non-competition and other agreements (4)	1.4	.4	.5	.4	.1
Purchase obligation (5)	1.2	1.2	—	—	—

Total	$462.3	$23.2	$126.5	$78.8	$233.8

(1)

As of January 31, 2013, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.

(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 10 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments as of January 31, 2013 are $4.4 million, $5.0 million, $4.2 million, $3.5 million, $3.0 million and $14.0 million for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
(5)	This category represents a construction contract for a funeral home currently under construction.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of January 31, 2013.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$12.0	$12.0	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.5	$12.0	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.0 million as of January 31, 2013. As of January 31, 2013, we had net unrealized losses of $12.0 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $2.1 million; no charge has been recorded for these amounts as of January 31, 2013.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of January 31, 2013, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of January 31, 2013 consist of the following items:

(1)	the $23.5 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2012 Form 10-K; and

(2)	the insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in our condensed consolidated balance sheets, and are discussed in Note 2(i) to the consolidated financial statements in our 2012 Form 10-K.

Recent Accounting Standards

See Note 2 to the condensed consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented in Item 7A. in our 2012 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2012. There have been no material changes in the Company’s market risk from that disclosed in our 2012 Form 10-K. For a discussion of fair market value as of January 31, 2013 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
November 1, 2012 through November 30, 2012	150,686	$7.42	150,686	$15,327,158
December 1, 2012 through December 31, 2012	94,432	$7.50	94,432	$14,619,197
January 1, 2013 through January 31, 2013	—	$—	—	$14,619,197

Total	245,118	$7.45	245,118	$14,619,197

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of January 31, 2013, we had repurchased 16.2 million shares for $110.4 million at an average price of $6.83 per share since the inception of the program in 2007 and have $14.6 million remaining available under the program.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of December 13, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007, File No. 001-15449)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007, File No. 001-15449)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

March 11, 2013	/s/ Lewis J. Derbes, Jr.
Lewis J. Derbes, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

March 11, 2013	/s/ Angela M. Lacour
Angela M. Lacour
Senior Vice President of Finance
and Chief Accounting Officer

Exhibit Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.