Form 10-Q
period 2013-04-30
STEWART ENTERPRISES INC
filed 2013-06-10
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

or

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

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of May 31, 2013, was 82,002,311 and 3,555,020, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2013	2012
Revenues:
Funeral	$75,243	$72,752
Cemetery	58,610	59,846

	133,853	132,598

Costs and expenses:
Funeral	56,921	54,203
Cemetery	44,965	49,257

	101,886	103,460

Gross profit	31,967	29,138
Corporate general and administrative expenses	(6,520)	(6,246)
Merger-related costs	(589)	—
Restructuring and other charges	—	(2,547)
Net gain (loss) on dispositions	21	(11)
Other operating income, net	199	388

Operating earnings	25,078	20,722
Interest expense	(5,956)	(5,804)
Investment and other income, net	38	45

Earnings from continuing operations before income taxes	19,160	14,963
Income taxes	7,285	5,377

Earnings from continuing operations	11,875	9,586

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,318)
Income tax benefit	—	(468)

Loss from discontinued operations	—	(850)

Net earnings	$11,875	$8,736

Basic earnings per common share:
Earnings from continuing operations	$.14	$.11
Loss from discontinued operations	—	(.01)

Net earnings	$.14	$.10

Diluted earnings per common share:
Earnings from continuing operations	$.14	$.11
Loss from discontinued operations	—	(.01)

Net earnings	$.14	$.10

Weighted average common shares outstanding (in thousands):
Basic	84,512	86,044

Diluted	85,232	86,375

Dividends declared per common share	$.045	$.04

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2013	2012
Revenues:
Funeral	$153,308	$144,763
Cemetery	116,226	112,659

	269,534	257,422

Costs and expenses:
Funeral	113,585	107,557
Cemetery	91,666	95,331

	205,251	202,888

Gross profit	64,283	54,534
Corporate general and administrative expenses	(13,908)	(12,938)
Merger-related costs	(589)	—
Restructuring and other charges	(81)	(2,547)
Net gain on dispositions	742	332
Other operating income, net	1,120	582

Operating earnings	51,567	39,963
Interest expense	(11,872)	(11,671)
Investment and other income, net	162	91

Earnings from continuing operations before income taxes	39,857	28,383
Income taxes	12,448	9,939

Earnings from continuing operations	27,409	18,444

Discontinued operations:
Loss from discontinued operations before income taxes	(88)	(1,685)
Income tax benefit	(31)	(522)

Loss from discontinued operations	(57)	(1,163)

Net earnings	$27,352	$17,281

Basic earnings per common share:
Earnings from continuing operations	$.32	$.21
Loss from discontinued operations	—	(.01)

Net earnings	$.32	$.20

Diluted earnings per common share:
Earnings from continuing operations	$.32	$.21
Loss from discontinued operations	—	(.01)

Net earnings	$.32	$.20

Weighted average common shares outstanding (in thousands):
Basic	84,452	86,546

Diluted	85,088	86,867

Dividends declared per common share	$.045	$.075

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2013	2012
Net earnings	$11,875	$8,736
Unrealized appreciation of investments, net of deferred tax expense of ($10) and ($2), respectively	17	3

Comprehensive income	$11,892	$8,739

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2013	2012
Net earnings	$27,352	$17,281
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $2 and ($4), respectively	(4)	8

Comprehensive income	$27,348	$17,289

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$83,594	$68,187
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	19,815	10,514
Receivables, net of allowances	51,960	52,441
Inventories	35,762	36,495
Prepaid expenses	8,605	4,923
Deferred income taxes, net	19,462	30,671

Total current assets	225,448	209,481
Receivables due beyond one year, net of allowances	69,909	72,620
Preneed funeral receivables and trust investments	459,808	432,422
Preneed cemetery receivables and trust investments	241,506	225,048
Goodwill	249,584	249,584
Cemetery property, at cost	402,626	401,670
Property and equipment, at cost:
Land	49,765	49,085
Buildings	368,724	360,852
Equipment and other	199,397	204,971

	617,886	614,908
Less accumulated depreciation	325,890	323,648

Net property and equipment	291,996	291,260
Deferred income taxes, net	64,241	62,125
Cemetery perpetual care trust investments	280,071	263,663
Other assets	12,533	13,812

Total assets	$2,297,722	$2,221,685

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	April 30, 2013	October 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$6
Accounts payable and accrued expenses	24,815	25,214
Accrued payroll and other benefits	16,917	19,964
Accrued insurance	21,995	22,152
Accrued interest	2,090	2,161
Estimated obligation to fund cemetery perpetual care trust	11,947	11,965
Other current liabilities	10,248	14,723
Income taxes payable	1,776	1,004

Total current liabilities	89,794	97,189
Long-term debt, less current maturities	324,027	321,887
Deferred income taxes, net	4,555	4,931
Deferred preneed funeral revenue	239,508	240,415
Deferred preneed cemetery revenue	262,996	265,347
Deferred preneed funeral and cemetery receipts held in trust	627,610	585,164
Perpetual care trusts’ corpus	277,425	261,883
Other long-term liabilities	21,219	20,548

Total liabilities	1,847,134	1,797,364

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 81,960,174 and 81,359,536 shares at April 30, 2013 and October 31, 2012, respectively	81,960	81,360
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at April 30, 2013 and October 31, 2012; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	477,379	479,060
Accumulated deficit	(112,344)	(139,696)
Accumulated other comprehensive income:
Unrealized appreciation of investments	38	42

Total accumulated other comprehensive income	38	42

Total shareholders’ equity	450,588	424,321

Total liabilities and shareholders’ equity	$2,297,722	$2,221,685

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance October 31, 2012	$84,915	$479,060	$(139,696)	$42	$424,321
Comprehensive income (loss)	—	—	27,352	(4)	27,348
Restricted stock activity	513	411	—	—	924
Issuance of common stock	33	213	—	—	246
Stock options exercised	299	1,318	—	—	1,617
Stock option expense	—	926	—	—	926
Tax benefit associated with stock activity	—	819	—	—	819
Purchase and retirement of common stock	(245)	(1,588)	—	—	(1,833)
Dividends ($.045 per share)	—	(3,780)	—	—	(3,780)

Balance April 30, 2013	$85,515	$477,379	$(112,344)	$38	$450,588

(1)

Amount includes 81,960 and 81,360 shares (in thousands) of Class A common stock with a stated value of $1 per share as of April 30, 2013 and October 31, 2012, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$27,352	$17,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on dispositions	(654)	508
Non-cash restructuring charge	—	1,236
Depreciation and amortization	13,032	13,244
Non-cash interest and amortization of discount on senior convertible notes	2,875	2,730
Provision for doubtful accounts	2,493	2,060
Share-based compensation	1,985	1,887
Excess tax benefits from share-based payment arrangements	(171)	(23)
Provision for deferred income taxes	9,384	6,724
Estimated obligation to fund cemetery perpetual care trust	—	633
Other	97	30
Changes in assets and liabilities:
Increase in receivables	(129)	(4,519)
Increase in prepaid expenses	(3,682)	(3,004)
Increase in inventories and cemetery property	(230)	(5,795)
Decrease in accounts payable and accrued expenses	(3,199)	(5,923)
Federal income tax refund received	740	—
Net effect of preneed funeral production and maturities:
Increase in preneed funeral receivables and trust investments	(4,293)	(580)
Decrease in deferred preneed funeral revenue	(879)	(468)
Increase (decrease) in deferred preneed funeral receipts held in trust	2,379	(812)
Net effect of preneed cemetery production and deliveries:
Increase in preneed cemetery receivables and trust investments	(2,988)	(2,676)
Increase (decrease) in deferred preneed cemetery revenue	(2,352)	3,676
Increase in deferred preneed cemetery receipts held in trust	2,609	1,905
Increase in other	678	348

Net cash provided by operating activities	45,047	28,462

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities and release of restricted funds	500	2,006
Deposits of restricted funds and purchases of marketable securities	(9,628)	(2,036)
Proceeds from sale of assets	799	533
Purchase of subsidiaries and other investments, net of cash acquired	—	(3,113)
Additions to property and equipment	(14,262)	(11,914)
Other	66	34

Net cash used in investing activities	(22,525)	(14,490)

Cash flows from financing activities:
Repayments of long-term debt	(3)	(3)
Debt refinancing costs	—	(34)
Issuance of common stock	1,730	626
Purchase and retirement of common stock	(1,833)	(11,615)
Dividends	(7,180)	(6,533)
Excess tax benefits from share-based payment arrangements	171	23

Net cash used in financing activities	(7,115)	(17,536)

Net increase (decrease) in cash	15,407	(3,564)
Cash and cash equivalents, beginning of period	68,187	65,688

Cash and cash equivalents, end of period	$83,594	$62,124

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$1,380	$1,525
Interest	$9,103	$9,090
Non-cash investing and financing activities:
Issuance of common stock to directors	$133	$437
Issuance of restricted stock, net of forfeitures	$924	$699

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation

(a)	The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of April 30, 2013, the Company owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)	Interim Disclosures

The information as of April 30, 2013, and for the three and six months ended April 30, 2013 and 2012, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”).

The October 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2012 Form 10-K.

The results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2013.

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

The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2012 Form 10-K. Stock option expense is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $454 and $344 for the three months ended April 30, 2013 and 2012, respectively, and $926 and $718 for the six months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, there was $4,479 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 2.9 years. Total stock option expense for fiscal year 2013 is expected to be approximately $1,800. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $550 and $398 for the three months ended April 30, 2013 and 2012, respectively, and $926 and $732 for the six months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, there was $2,347 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2013 is expected to be approximately $2,100.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

During the six months ended April 30, 2013, the Company issued 17,116 shares of Class A common stock which amounted to $133 and paid approximately $437 in cash to the independent directors of the Company. During the six months ended April 30, 2012, the Company issued 67,853 shares of Class A common stock which amounted to $437 and paid approximately $133 in cash to the independent directors of the Company. The total expenses related to these annual grants are reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings. All of the shares issued have a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Company’s Board of Directors.

The table below presents all stock options and restricted stock granted to employees during the six months ended April 30, 2013:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,256,500	$7.36	Equal one-fourth portions over 4 years	Service condition
Restricted stock	516,500	$7.36	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2013 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended April 30, 2013: expected dividend yield of 2.2 percent; expected volatility of 37.6 percent; risk-free interest rate of 1.1 percent; and an expected term of 6.3 years. During the six months ended April 30, 2013, the Company granted 516,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2013, 2014 and 2015. The market condition related to fiscal year 2013 was achieved. The Company records the expense over the requisite service period.

(f)	Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

In September 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During the six months ended April 30, 2013, the Company repurchased 245,118 shares of its Class A common stock for $1,826 at an average price of $7.45 per share. As of April 30, 2013, the Company has repurchased 16,172,850 shares of its Class A common stock since the start of the program for $110,381 at an average price of $6.83 per share.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

(g)	Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In each of September 2009, June 2011, March 2012 and April 2013, the Company announced that it had increased its quarterly dividend rate by one half cent per share. As a result, effective April 2013, the quarterly dividend rate is four and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the six months ended April 30, 2013 and 2012, the Company paid $7,180 and $6,533, respectively, in dividends. The Company’s Board of Directors declared its first quarter 2013 dividend in the fourth quarter of fiscal year 2012, accelerating the payment to December of 2012.

(h)	Receivables and Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible installment contracts and trade accounts based on a range of percentages applied to various accounts receivable aging categories. These percentages are based on an analysis of the Company’s historical collection and write-off experience. At-need funeral and other receivables are considered past due after 30 days. The Company records an allowance on its interest accruals similar to the corresponding principal aging categories. For accounts that are greater than 90 days past due, interest continues to be accrued, however, an allowance is established to fully reserve this interest receivable. Interest income on these receivables is recognized only to the extent the account becomes less than 90 days past due and then only on the non-reserved portion. Accounts are restored to normal accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

As of April 30, 2013 and October 31, 2012, the Company’s receivables and related allowances were as follows:

	Receivables as of April 30, 2013	Receivables as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$8,832	$8,120
Current receivables – other	47,682	48,380
Receivables, due beyond one year – other	74,893	77,873
Preneed funeral receivables	45,141	44,959
Preneed cemetery receivables	28,743	29,594

Total	$205,291	$208,926

Total current receivables	56,514	56,500
Total noncurrent receivables	148,777	152,426

Total	$205,291	$208,926

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts and Cancellations as of April 30, 2013	Allowance for Doubtful Accounts and Cancellations as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables allowance – at-need funeral and other	$(4,554)	$(4,059)
Receivables allowance, due beyond one year – other	(4,984)	(5,253)
Preneed funeral receivables allowance	(10,328)	(10,412)
Preneed cemetery receivables allowance	(1,880)	(2,090)

Total	$(21,746)	$(21,814)

Total current receivables allowance	(4,554)	(4,059)
Total noncurrent receivables allowance	(17,192)	(17,755)

Total	$(21,746)	$(21,814)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2012	Charged to costs and expenses	Write-offs	Balance – April 30, 2013
Current receivables allowance– at-need funeral and other	$4,059	1,190	(695)	$4,554
Receivables allowance, due beyond one year – other	5,253	1,303	(1,572)	4,984

	$9,312	2,493	(2,267)	$9,538

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – April 30, 2012
Current receivables allowance – at-need funeral and other	$4,626	878	(1,193)	$4,311
Receivables allowance, due beyond one year – other	7,118	1,182	(2,492)	5,808

	$11,744	2,060	(3,685)	$10,119

The Company establishes allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of April 30, 2013
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$4,396	$1,413	$638	$2,385	$8,832
Receivables – other	106,550	3,166	1,958	10,901	122,575
Preneed funeral receivables	33,717	597	277	10,550	45,141
Preneed cemetery receivables	25,401	735	476	2,131	28,743

	$170,064	$5,911	$3,349	$25,967	$205,291

	Receivables Aging Analysis as of October 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$4,392	$1,274	$509	$1,945	$8,120
Receivables – other	107,602	4,239	2,491	11,921	126,253
Preneed funeral receivables	33,034	825	406	10,694	44,959
Preneed cemetery receivables	25,472	1,012	584	2,526	29,594

	$170,500	$7,350	$3,990	$27,086	$208,926

(i)	Marketable Securities

The market value of the Company’s marketable securities as of April 30, 2013 and October 31, 2012 was $20,815 and $11,514, respectively. Of the total marketable securities balance as of April 30, 2013 and October 31, 2012, $1,000 is classified as a long-term asset in “other assets” in the condensed consolidated balance sheet. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which at least 40 percent must be in readily marketable investments. The April 30, 2013 balance consists of $16,495 of Level 1 investments and $4,320 of Level 2 investments. The October 31, 2012 balance consists of $10,999 of Level 1 investments and $515 of Level 2 investments. Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds. Level 2 investments include U.S. government, agencies and municipalities and corporate bonds. See Notes 3, 4 and 5 for a discussion of the investments in the Company’s preneed funeral merchandise and services trust, preneed cemetery merchandise and services trust and cemetery perpetual care trust.

(2)	New Accounting Principles

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 regarding the presentation of comprehensive income. This guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company disclosed in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The adoption of this guidance by the Company had no impact on its financial condition or results of operations. The Company now includes separate statements of comprehensive income within its financial statements.

In December 2011, the FASB issued ASU No. 2011-12 which temporarily deferred those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02 which clarified the reporting requirements of reclassifications out of accumulated other comprehensive income. This guidance requires prospective application for annual periods and interim periods within those annual periods beginning after December 15, 2012. The Company adopted the disclosure guidance in its first fiscal quarter beginning November 1, 2012. The adoption of this guidance had no impact on the Company’s financial condition or results of operations. See the required disclosures in Note 13.

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

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2013 and October 31, 2012 are as follows:

	April 30, 2013	October 31, 2012
Trust assets	$424,995	$397,875
Receivables from customers	45,141	44,959

	470,136	442,834
Allowance for cancellations	(10,328)	(10,412)

Preneed funeral receivables and trust investments	$459,808	$432,422

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of April 30, 2013 are detailed below.

	April 30, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$40,721	$—	$—	$40,721
Long-term certificate of deposit investments	1	6,091	—	—	6,091
U.S. Government, agencies and municipalities	2	2,093	75	(3)	2,165
Corporate bonds	2	14,294	962	—	15,256
Preferred stocks	2	32,231	1,259	(527)	32,963
Common stocks	1	194,165	13,634	(28,814)	178,985
Mutual funds:
Equity	1	19,321	998	(779)	19,540
Fixed income	1	103,909	2,345	(627)	105,627
Commodity	1	9,012	—	(2,422)	6,590
Real estate investment trusts	1	2,340	579	—	2,919
Master limited partnerships	1	7,167	355	—	7,522
Insurance contracts and other	3	5,216	185	—	5,401

Trust investments		$436,560	$20,392	$(33,172)	$423,780

Market value as a percentage of cost						97.1%

Accrued investment income					1,215

Trust assets					$424,995

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2013
Due in one year or less	$2,402
Due in one to five years	10,822
Due in five to ten years	3,685
Thereafter	512

$17,421

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$24,501	$—	$—	$24,501
Long-term certificate of deposit investments	1	6,775	—	—	6,775
U.S. Government, agencies and municipalities	2	1,657	79	—	1,736
Corporate bonds	2	18,946	1,580	—	20,526
Preferred stocks	2	34,939	1,099	(688)	35,350
Common stocks	1	196,745	4,598	(42,568)	158,775
Mutual funds:
Equity	1	18,471	1,007	(1,494)	17,984
Fixed income	1	96,021	3,271	(570)	98,722
Commodity	1	13,412	—	(2,864)	10,548
Real estate investment trusts	1	8,737	564	(9)	9,292
Master limited partnerships	1	6,867	1	(26)	6,842
Insurance contracts and other	3	5,372	168	—	5,540

Trust investments		$432,443	$12,367	$(48,219)	$396,591

Market value as a percentage of cost						91.7%

Accrued investment income					1,284

Trust assets					$397,875

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of April 30, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $520 and $379, respectively. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended April 30, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($3) and $152, respectively, related to the covered call program. For the six months ended April 30, 2013 and 2012, the Company realized trust earnings (losses) of ($223) and $156, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $311 for the three months ended April 30, 2013 and $906 for the six months ended April 30, 2013.

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

The Company’s Level 3 investments include insurance contracts and partnership investments purchased within the trusts. The valuation of insurance contracts and partnership investments requires significant management judgment due to the absence of quoted prices, inherent lack of liquidity and the long-term nature of such assets. The fair market value of the insurance contracts is based upon the current face value of the contracts according to the respective insurance carriers, which is deemed to approximate fair market value. The fair market value of the partnership investments was determined by using the most recent audited financial statements and assessing the market value of the underlying securities within the partnership.

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Fair market value, beginning balance	$5,594	$5,764	$5,540	$5,868
Distributions and other, net	(193)	(66)	(139)	(170)

Fair market value, ending balance	$5,401	$5,698	$5,401	$5,698

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013		2012
Purchases	$45,993	$16,991	$132,289		$33,910
Sales	48,948	32,555	154,191		37,082
Realized gains from sales of investments	5,878	2,844	12,318		3,171
Realized losses from sales of investments and other	(530)	(989)	(3,702	)(1)	(1,104)
Interest income, dividends and other ordinary income	3,329	3,024	6,616		7,962
Deposits (2)	6,936	6,778	12,928		12,366
Withdrawals (2)	10,965	10,491	20,002		19,090

(1)

Includes $1,867 in losses from the sale of investments and $1,835 in losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(2)

The Company historically sold a significant portion of its preneed funeral sales through trust-funded price-guaranteed contracts. Over time, the mix has shifted to a more significant portion being sold using insurance, particularly in states where trusting requirements are high.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2013 and October 31, 2012.

	April 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$535	$(3)	$—	$—	$535	$(3)
Preferred stocks	3,370	(350)	2,499	(177)	5,869	(527)
Common stocks	16,979	(1,138)	67,652	(27,676)	84,631	(28,814)
Mutual funds:
Equity	568	(2)	2,869	(777)	3,437	(779)
Fixed income	16,862	(89)	1,799	(538)	18,661	(627)
Commodity	—	—	6,589	(2,422)	6,589	(2,422)

Total	$38,314	$(1,582)	$81,408	$(31,590)	$119,722	$(33,172)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$5,707	$(170)	$6,923	$(518)	$12,630	$(688)
Common stocks	34,686	(2,241)	76,621	(40,327)	111,307	(42,568)
Mutual funds:
Equity	2,467	(24)	3,363	(1,470)	5,830	(1,494)
Fixed income	7,054	(11)	3,684	(559)	10,738	(570)
Commodity	—	—	10,547	(2,864)	10,547	(2,864)
Real estate investment trusts	2,005	(9)	—	—	2,005	(9)
Master limited partnerships	5,281	(26)	—	—	5,281	(26)

Total	$57,200	$(2,481)	$101,138	$(45,738)	$158,338	$(48,219)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at April 30, 2013, 87 percent, or $28,814, were generated by investments in common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(4)	Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of April 30, 2013 and October 31, 2012 are as follows:

	April 30, 2013	October 31, 2012
Trust assets	$214,643	$197,544
Receivables from customers	28,743	29,594

	243,386	227,138
Allowance for cancellations	(1,880)	(2,090)

Preneed cemetery receivables and trust investments	$241,506	$225,048

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of April 30, 2013 are detailed below.

	April 30, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$6,853	$—	$—	$6,853
Long-term certificate of deposit investments	1	435	—	—	435
U.S. Government, agencies and municipalities	2	2,235	102	(7)	2,330
Corporate bonds	2	2,151	144	—	2,295
Preferred stocks	2	12,186	394	(244)	12,336
Common stocks	1	96,666	5,527	(19,686)	82,507
Mutual funds:
Equity	1	32,149	534	(4,455)	28,228
Fixed income	1	60,440	1,055	(24)	61,471
Commodity	1	8,693	—	(2,439)	6,254
Master limited partnerships	1	7,272	486	—	7,758
Real estate investment trusts	1	3,186	326	—	3,512

Trust investments		$232,266	$8,568	$(26,855)	$213,979

Market value as a percentage of cost						92.1%

Accrued investment income					664

Trust assets					$214,643

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2013
Due in one year or less	$238
Due in one to five years	2,041
Due in five to ten years	2,047
Thereafter	299

$4,625

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$9,099	$—	$—	$9,099
Long-term certificate of deposit investments	1	487	—	—	487
U.S. Government, agencies and municipalities	2	1,568	115	—	1,683
Corporate bonds	2	1,981	156	—	2,137
Preferred stocks	2	12,790	142	—	12,932
Common stocks	1	104,170	1,931	(27,687)	78,414
Mutual funds:
Equity	1	23,818	201	(6,253)	17,766
Fixed income	1	53,572	857	(16)	54,413
Commodity	1	8,693	—	(1,991)	6,702
Real estate investment trusts	1	3,021	—	(14)	3,007
Master limited partnerships	1	10,303	—	(67)	10,236

Trust investments		$229,502	$3,402	$(36,028)	$196,876

Market value as a percentage of cost						85.8%

Accrued investment income					668

Trust assets					$197,544

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of April 30, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $222 and $171, respectively. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended April 30, 2013 and 2012, the Company realized trust (losses) earnings of approximately ($41) and $109, respectively, related to the covered call program. For the six months ended April 30, 2013 and 2012, the Company realized trust earnings (losses) of ($191) and $115, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $355 for the three months ended April 30, 2013 and $733 for the six months ended April 30, 2013.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended April 30,			Six Months Ended April 30,
	2013		2012	2013		2012
Purchases	$36,859		$7,950	$70,644		$11,233
Sales	29,625		23,705	67,728		25,664
Realized gains from sales of investments	2,019		2,128	4,552		2,348
Realized losses from sales of investments and other	(1,158	)(1)	(121)	(2,396	)(2)	(205)
Interest income, dividends and other ordinary income	1,885		1,611	3,867		4,307
Deposits	4,443		4,310	8,902		8,642
Withdrawals	5,236		6,792	10,092		11,246

(1)

Includes $1,083 in losses from the sale of investments and $75 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value for the three months ended April 30, 2013.

(2)

Includes $1,333 in losses from the sale of investments and $1,063 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value for the six months ended April 30, 2013.

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2013 and October 31, 2012.

	April 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$858	$(7)	$—	$—	$858	$(7)
Preferred stocks	1,169	(100)	1,350	(144)	2,519	(244)
Common stocks	10,464	(860)	30,967	(18,826)	41,431	(19,686)
Mutual funds:
Equity	283	(1)	13,473	(4,454)	13,756	(4,455)
Fixed income	6,595	(24)	—	—	6,595	(24)
Commodity	—	—	6,254	(2,439)	6,254	(2,439)

Total	$19,369	$(992)	$52,044	$(25,863)	$71,413	$(26,855)

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

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at April 30, 2013, 90 percent, or $24,141, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(5)	Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $4,016 and $2,288 for the three months ended April 30, 2013 and 2012, respectively, and $8,257 and $5,282 for the six months ended April 30, 2013 and 2012, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of April 30, 2013 are detailed below.

	April 30, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$22,895	$—	$—	$22,895
U.S. Government, agencies and municipalities	2	3,408	196	(1)	3,603
Corporate bonds	2	20,956	1,149	(56)	22,049
Preferred stocks	2	24,722	1,915	(587)	26,050
Common stocks	1	80,811	6,357	(12,943)	74,225
Mutual funds:
Equity	1	17,229	2,581	(305)	19,505
Fixed income	1	94,406	3,391	(637)	97,160
Commodity	1	4,611	4	(737)	3,878
Real estate investment trusts	1	8,009	1,776	—	9,785
Other	3	47	—	—	47

Trust investments		$277,094	$17,369	$(15,266)	$279,197

Market value as a percentage of cost						100.8%

Accrued investment income					874

Trust assets					$280,071

The estimated maturities and market values of debt securities included above are as follows:

April 30, 2013
Due in one year or less	$2,525
Due in one to five years	13,223
Due in five to ten years	6,951
Thereafter	2,953

$25,652

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of October 31, 2012 are detailed below.

	October 31, 2012
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$16,856	$—	$—	$16,856
U.S. Government, agencies and municipalities	2	5,089	250	—	5,339
Corporate bonds	2	26,479	1,409	(828)	27,060
Preferred stocks	2	33,476	552	(2,069)	31,959
Common stocks	1	90,085	3,017	(19,440)	73,662
Mutual funds:
Equity	1	17,204	1,164	(521)	17,847
Fixed income	1	74,762	2,400	(713)	76,449
Commodity	1	4,591	6	(463)	4,134
Real estate investment trusts	1	8,792	614	(15)	9,391
Other	3	47	—	—	47

Trust investments		$277,381	$9,412	$(24,049)	$262,744

Market value as a percentage of cost						94.7%

Accrued investment income					919

Trust assets					$263,663

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of April 30, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $177 and $131, respectively. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended April 30, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($21) and $68, respectively, related to the covered call program. For the six months ended April 30, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($119) and $73, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and six months ended April 30, 2013, it continued to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $149 for the three months ended April 30, 2013 and $514 for the six months ended April 30, 2013.

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

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2013 and October 31, 2012, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $11,947 and $11,965, respectively. The Company recorded an additional $633 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the six months ended April 30, 2012. The Company had earnings of $9 and $109 for the three months ended April 30, 2013 and 2012, respectively, and $18 and $585 for the six months ended April 30, 2013 and 2012, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $1,739; no charge has been recorded for these amounts as of April 30, 2013.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013		2012
Purchases	$60,781	$36,301	$121,236		$64,280
Sales	59,506	28,766	127,919		56,898
Realized gains from sales of investments	4,131	1,735	7,102		4,055
Realized losses from sales of investments and other	(258)	(736)	(1,482	)(1)	(1,939)
Interest income, dividends and other ordinary income	3,049	2,784	6,031		5,435
Deposits	1,929	2,542	3,818		4,668
Withdrawals	3,790	2,543	6,634		4,912

(1)

Includes $381 in losses from the sale of investments and $1,101 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

During the three months ended April 30, 2013 and 2012, cemetery revenues were $58,610 and $59,846, respectively, of which $2,081 and $2,269, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the six months ended April 30, 2013 and 2012, cemetery revenues were $116,226 and $112,659, respectively, of which $4,317 and $4,328, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2013 and October 31, 2012.

	April 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$316	$(1)	$—	$—	$316	$(1)
Corporate bonds	2,236	(51)	75	(5)	2,311	(56)
Preferred stocks	3,644	(156)	4,126	(431)	7,770	(587)
Common stocks	11,593	(737)	25,177	(12,206)	36,770	(12,943)
Mutual funds:
Equity	124	(2)	1,324	(303)	1,448	(305)
Fixed income	1,156	(21)	13,127	(616)	14,283	(637)
Commodity	1,290	(99)	2,556	(638)	3,846	(737)

Total	$20,359	$(1,067)	$46,385	$(14,199)	$66,744	$(15,266)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$4,736	$(80)	$276	$(748)	$5,012	$(828)
Preferred stocks	4,076	(54)	6,492	(2,015)	10,568	(2,069)
Common stocks	19,623	(704)	32,424	(18,736)	52,047	(19,440)
Mutual funds:
Equity	3,405	(40)	1,169	(481)	4,574	(521)
Fixed income	7,267	(12)	14,517	(701)	21,784	(713)
Commodity	2,559	(234)	1,539	(229)	4,098	(463)
Real estate investment trusts	2,106	(15)	—	—	2,106	(15)

Total	$43,772	$(1,139)	$56,417	$(22,910)	$100,189	$(24,049)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at April 30, 2013, 85 percent, or $12,943, were generated by common stock. Most of the common stock investments are part of the S&P 500 Index. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

Cash flows from cemetery perpetual care contracts are presented as operating cash flows in the Company’s condensed consolidated statements of cash flows.

(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at April 30, 2013 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$424,995	$214,643	$639,638
Less:
Pending withdrawals	(9,357)	(6,373)	(15,730)
Pending deposits	2,200	1,502	3,702

Deferred receipts held in trust	$417,838	$209,772	$627,610

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at April 30, 2013 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$280,071
Less:
Pending withdrawals	(3,061)
Pending deposits	415

Perpetual care trusts’ corpus	$277,425

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

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three and six months ended April 30, 2013 and 2012 are detailed below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Realized gains from sales of investments	$12,028	$6,707	$23,972	$9,574
Realized losses from sales of investments and other	(1,946)	(1,846)	(7,580)	(3,248)
Interest income, dividends and other ordinary income	8,263	7,419	16,514	17,704
Trust expenses and income taxes	(3,927)	(3,515)	(6,983)	(5,826)

Net trust investment income	14,418	8,765	25,923	18,204
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(8,879)	(6,201)	(16,564)	(12,690)
Reclassification to perpetual care trusts’ corpus	(5,539)	(2,564)	(9,359)	(5,514)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income, net	38	45	162	91

Total investment and other income, net	$38	$45	$162	$91

(7)	Commitments and Contingencies

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

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they restore the initial corpus. As of April 30, 2013, the Company had $11,947 recorded as a liability for the estimated probable funding obligation. As of April 30, 2013, the Company had net unrealized losses of approximately $8,037 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded for these items $0 as of April 30, 2013 and an estimated net debit of approximately $0.3 million as of October 31, 2012.

The Company is required to maintain a bond ($18,797 and $23,456 as of April 30, 2013 and October 31, 2012, respectively) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended April 30, 2013
Earnings from continuing operations	$11,875
Allocation of earnings to nonvested restricted stock	(129)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$11,746	84,512	$.14

Effect of dilutive securities:
Stock options assumed exercised		720

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$11,746	85,232	$.14

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended April 30, 2012
Earnings from continuing operations	$9,586
Allocation of earnings to nonvested restricted stock	(85)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,501	86,044	$.11

Effect of dilutive securities:
Stock options assumed exercised		331

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$9,501	86,375	$.11

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended April 30, 2013
Earnings from continuing operations	$27,409
Allocation of earnings to nonvested restricted stock	(298)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$27,111	84,452	$.32

Effect of dilutive securities:
Stock options assumed exercised		636

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$27,111	85,088	$.32

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Six Months Ended April 30, 2012
Earnings from continuing operations	$18,444
Allocation of earnings to nonvested restricted stock	(164)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$18,280	86,546	$.21

Effect of dilutive securities:
Stock options assumed exercised		321

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$18,280	86,867	$.21

Weighted-average shares outstanding for the three months ended April 30, 2013 exclude the effect of approximately 1,250,118 options because such options were not dilutive. These options expire on December 12, 2022.

During the six months ended April 30, 2013, options to purchase 30,000 shares of common stock at $8.47 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for that period. Additionally, weighted-average shares outstanding for the six months ended April 30, 2013 exclude the effect of approximately 981,519 options because such options were not dilutive. These options expire between December 19, 2014 and December 12, 2022.

Options to purchase 2,957,127 shares of common stock at prices ranging from $6.22 to $8.47 per share for the three months ended April 30, 2012 and options to purchase 3,066,246 shares of common stock at prices ranging from $6.22 to $8.47 per share for the six months ended April 30, 2012 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the three and six months ended April 30, 2012 exclude the effect of approximately 17,000 options because such options were not dilutive.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

For the three and six months ended April 30, 2013 and 2012, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three and six months ended April 30, 2013, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 12,161,253 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive, as the average prices of the Company’s stock for the three and six months ended April 30, 2013 were less than the conversion price of the senior convertible notes and the strike price of the warrants. For the three and six months ended April 30, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 12,033,253 shares of Class A common stock under the associated common stock warrants were also not dilutive.

The Company includes Class A and Class B common stock in its diluted shares calculation. As of April 30, 2013, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9)	Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and six months ended April 30, 2013 and 2012 for the Company’s continuing operations.

	Total Revenue		Total Revenue
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Six Months Ended April 30, 2013	Six Months Ended April 30, 2012
Funeral	$70,630	$68,626	$144,635	$136,492
Cemetery(1)	55,520	57,370	110,624	107,890
Corporate Trust Management(2)	7,703	6,602	14,275	13,040

Total	$133,853	$132,598	$269,534	$257,422

	Total Gross Profit		Total Gross Profit
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Six Months Ended April 30, 2013	Six Months Ended April 30, 2012
Funeral	$14,065	$14,619	$31,624	$29,345
Cemetery(1)	10,876	8,333	19,567	12,958
Corporate Trust Management(2)	7,026	6,186	13,092	12,231

Total	$31,967	$29,138	$64,283	$54,534

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9)	Segment Data—(Continued)

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $4,016 and $2,288 for the three months ended April 30, 2013 and 2012, respectively, and $8,257 and $5,282 for the six months ended April 30, 2013 and 2012, respectively.

(2)

Corporate trust management consists of trust management fees and funeral and cemetery merchandise and service trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended April 30, 2013 and 2012 were $1,927 and $1,367, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended April 30, 2013 and 2012 were $2,686 and $2,758, respectively. Trust management fees included in cemetery revenue for the three months ended April 30, 2013 and 2012 were $2,146 and $1,591, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended April 30, 2013 and 2012 were $944 and $886, respectively.

Trust management fees included in funeral revenue for the six months ended April 30, 2013 and 2012 were $3,410 and $2,659, respectively, and funeral trust earnings for the six months ended April 30, 2013 and 2012 were $5,263 and $5,612, respectively. Trust management fees included in cemetery revenue for the six months ended April 30, 2013 and 2012 were $3,903 and $3,095, respectively, and cemetery trust earnings for the six months ended April 30, 2013 and 2012 were $1,699 and $1,674, respectively.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(9)	Segment Data—(Continued)

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and six months ended April 30, 2013 and 2012 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Gross profit for reportable segments	$31,967	$29,138	$64,283	$54,534
Corporate general and administrative expenses	(6,520)	(6,246)	(13,908)	(12,938)
Merger-related costs	(589)	—	(589)	—
Restructuring and other charges	—	(2,547)	(81)	(2,547)
Net gain (loss) on dispositions	21	(11)	742	332
Other operating income, net	199	388	1,120	582
Interest expense	(5,956)	(5,804)	(11,872)	(11,671)
Investment and other income, net	38	45	162	91

Earnings from continuing operations before income taxes	$19,160	$14,963	$39,857	$28,383

The table below presents total net preneed merchandise and services sales for the three and six months ended April 30, 2013 and 2012.

	Total Net Preneed Merchandise and Service Sales(1)		Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Six Months Ended April 30, 2013	Six Months Ended April 30, 2012
Funeral	$27,058	$28,950	$48,156	$51,701
Cemetery	11,625	13,354	22,416	25,161

Total	$38,683	$42,304	$70,572	$76,862

(1)

Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations. Preneed funeral and cemetery merchandise and service sales are deferred until a future period and have no impact on current revenues.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10)	Supplementary Information

The detail of certain income statement accounts is as follows for the three and six months ended April 30, 2013 and 2012.

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Service revenue
Funeral	$51,402	$49,944	$104,956	$98,984
Cemetery	18,606	15,027	38,110	31,247

	70,008	64,971	143,066	130,231
Merchandise revenue
Funeral	21,446	20,848	43,987	41,936
Cemetery	36,646	41,503	71,617	74,733

	58,092	62,351	115,604	116,669
Other revenue
Funeral	2,395	1,960	4,365	3,843
Cemetery	3,358	3,316	6,499	6,679

	5,753	5,276	10,864	10,522

Total revenue	$133,853	$132,598	$269,534	$257,422

Service costs
Funeral	$18,282	$16,776	$36,200	$33,755
Cemetery	11,774	10,314	23,719	20,800

	30,056	27,090	59,919	54,555
Merchandise costs
Funeral	14,677	13,918	29,558	27,924
Cemetery	18,721	24,469	39,041	46,152

	33,398	38,387	68,599	74,076
Facility expenses
Funeral	23,962	23,509	47,827	45,878
Cemetery	14,470	14,474	28,906	28,379

	38,432	37,983	76,733	74,257

Total costs	$101,886	$103,460	$205,251	$202,888

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of April 30, 2013 and October 31, 2012 and for the three and six months ended April 30, 2013 and 2012, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries that are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Earnings

	Three Months Ended April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$69,721	$5,522	$—	$75,243
Cemetery	—	51,922	6,688	—	58,610

	—	121,643	12,210	—	133,853

Costs and expenses:
Funeral	—	52,964	3,957	—	56,921
Cemetery	—	40,412	4,553	—	44,965

	—	93,376	8,510	—	101,886

Gross profit	—	28,267	3,700	—	31,967
Corporate general and administrative expenses	(6,520)	—	—	—	(6,520)
Merger-related costs	(589)	—	—	—	(589)
Net gain on dispositions	—	21	—	—	21
Other operating income, net	12	132	55	—	199

Operating earnings (loss)	(7,097)	28,420	3,755	—	25,078
Interest expense	(2,839)	(2,943)	(174)	—	(5,956)
Investment and other income (loss), net	16	(13)	35	—	38
Equity in subsidiaries	18,054	146	—	(18,200)	—

Earnings from continuing operations before income taxes	8,134	25,610	3,616	(18,200)	19,160
Income tax expense (benefit)	(3,741)	9,815	1,211	—	7,285

Net earnings	$11,875	$15,795	$2,405	$(18,200)	$11,875

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Three Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$67,943	$4,809	$—	$72,752
Cemetery	—	53,866	5,980	—	59,846

	—	121,809	10,789	—	132,598

Costs and expenses:
Funeral	—	50,974	3,229	—	54,203
Cemetery	—	45,018	4,239	—	49,257

	—	95,992	7,468	—	103,460

Gross profit	—	25,817	3,321	—	29,138
Corporate general and administrative expenses	(6,246)	—	—	—	(6,246)
Restructuring and other charges	(1,311)	(1,071)	(165)	—	(2,547)
Net loss on dispositions	—	(11)	—	—	(11)
Other operating income, net	42	283	63	—	388

Operating earnings (loss)	(7,515)	25,018	3,219	—	20,722
Interest expense	(1,813)	(3,647)	(344)	—	(5,804)
Investment and other income, net	45	—	—	—	45
Equity in subsidiaries	13,301	248	—	(13,549)	—

Earnings from continuing operations before income taxes	4,018	21,619	2,875	(13,549)	14,963
Income tax expense (benefit)	(4,718)	9,035	1,060	—	5,377

Earnings from continuing operations	8,736	12,584	1,815	(13,549)	9,586

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,318)	—	—	(1,318)
Income tax benefit	—	(468)	—	—	(468)

Loss from discontinued operations	—	(850)	—	—	(850)

Net earnings	$8,736	$11,734	$1,815	$(13,549)	$8,736

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Six Months Ended April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$142,233	$11,075	$—	$153,308
Cemetery	—	103,800	12,426	—	116,226

	—	246,033	23,501	—	269,534

Costs and expenses:
Funeral	—	106,004	7,581	—	113,585
Cemetery	—	82,682	8,984	—	91,666

	—	188,686	16,565	—	205,251

Gross profit	—	57,347	6,936	—	64,283
Corporate general and administrative expenses	(13,908)	—	—	—	(13,908)
Merger-related costs	(589)	—	—	—	(589)
Restructuring and other charges	(81)	—	—	—	(81)
Net gain on dispositions	—	742	—	—	742
Other operating income, net	32	974	114	—	1,120

Operating earnings (loss)	(14,546)	59,063	7,050	—	51,567
Interest expense	(5,727)	(5,811)	(334)	—	(11,872)
Investment and other income, net	124	—	38	—	162
Equity in subsidiaries	40,315	576	—	(40,891)	—

Earnings from continuing operations before income taxes	20,166	53,828	6,754	(40,891)	39,857
Income tax expense (benefit)	(7,186)	17,338	2,296	—	12,448

Earnings from continuing operations	27,352	36,490	4,458	(40,891)	27,409

Discontinued operations:
Loss from discontinued operations before income taxes	—	(88)	—	—	(88)
Income tax benefit	—	(31)	—	—	(31)

Loss from discontinued operations	—	(57)	—	—	(57)

Net earnings	$27,352	$36,433	$4,458	$(40,891)	$27,352

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Six Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$134,976	$9,787	$—	$144,763
Cemetery	—	101,208	11,451	—	112,659

	—	236,184	21,238	—	257,422

Costs and expenses:
Funeral	—	100,969	6,588	—	107,557
Cemetery	—	86,772	8,559	—	95,331

	—	187,741	15,147	—	202,888

Gross profit	—	48,443	6,091	—	54,534
Corporate general and administrative expenses	(12,938)	—	—	—	(12,938)
Restructuring and other charges	(1,311)	(1,071)	(165)	—	(2,547)
Net gain on dispositions	—	332	—	—	332
Other operating income, net	57	403	122	—	582

Operating earnings (loss)	(14,192)	48,107	6,048	—	39,963
Interest expense	(3,343)	(7,627)	(701)	—	(11,671)
Investment and other income, net	91	—	—	—	91
Equity in subsidiaries	27,070	554	—	(27,624)	—

Earnings from continuing operations before income taxes	9,626	41,034	5,347	(27,624)	28,383
Income tax expense (benefit)	(7,655)	15,813	1,781	—	9,939

Earnings from continuing operations	17,281	25,221	3,566	(27,624)	18,444

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,685)	—	—	(1,685)
Income tax benefit	—	(522)	—	—	(522)

Loss from discontinued operations	—	(1,163)	—	—	(1,163)

Net earnings	$17,281	$24,058	$3,566	$(27,624)	$17,281

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$11,875	$15,795	$2,405	$(18,200)	$11,875
Unrealized appreciation of investments, net of tax	17	—	12	(12)	17

Comprehensive income	$11,892	$15,795	$2,417	$(18,212)	$11,892

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$8,736	$11,734	$1,815	$(13,549)	$8,736
Unrealized appreciation of investments, net of tax	3	—	3	(3)	3

Comprehensive income	$8,739	$11,734	$1,818	$(13,552)	$8,739

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$27,352	$36,433	$4,458	$(40,891)	$27,352
Unrealized appreciation (depreciation) of investments, net of tax	(4)	—	8	(8)	(4)

Comprehensive income	$27,348	$36,433	$4,466	$(40,899)	$27,348

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$17,281	$24,058	$3,566	$(27,624)	$17,281
Unrealized appreciation of investments, net of tax	8	—	8	(8)	8

Comprehensive income	$17,289	$24,058	$3,574	$(27,632)	$17,289

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$78,642	$2,796	$2,156	$—	$83,594
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	18,835	—	980	—	19,815
Receivables, net of allowances	1,940	43,107	6,913	—	51,960
Inventories	205	32,907	2,650	—	35,762
Prepaid expenses	1,711	5,531	1,363	—	8,605
Deferred income taxes, net	7,311	11,366	785	—	19,462
Intercompany receivables	1,764	—	—	(1,764)	—

Total current assets	116,658	95,707	14,847	(1,764)	225,448
Receivables due beyond one year, net of allowances	—	58,805	11,104	—	69,909
Preneed funeral receivables and trust investments	—	449,873	9,935	—	459,808
Preneed cemetery receivables and trust investments	—	234,309	7,197	—	241,506
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	367,437	35,189	—	402,626
Property and equipment, at cost	60,129	513,271	44,486	—	617,886
Less accumulated depreciation	48,677	255,986	21,227	—	325,890

Net property and equipment	11,452	257,285	23,259	—	291,996
Deferred income taxes, net	4,741	52,183	7,317	—	64,241
Cemetery perpetual care trust investments	—	265,103	14,968	—	280,071
Other assets	7,554	3,958	1,021	—	12,533
Intercompany receivables	571,907	—	—	(571,907)	—
Equity in subsidiaries	95,610	11,646	—	(107,256)	—

Total assets	$807,922	$2,026,055	$144,672	$(680,927)	$2,297,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6	$—	$—	$—	$6
Accounts payable, accrued expenses and other current liabilities	13,510	72,241	4,037	—	89,788
Intercompany payables	—	—	1,764	(1,764)	—

Total current liabilities	13,516	72,241	5,801	(1,764)	89,794
Long-term debt, less current maturities	324,027	—	—	—	324,027
Deferred income taxes, net	—	3,977	578	—	4,555
Intercompany payables	—	566,431	5,476	(571,907)	—
Deferred preneed funeral revenue	—	192,026	47,482	—	239,508
Deferred preneed cemetery revenue	—	234,107	28,889	—	262,996
Deferred preneed funeral and cemetery receipts held in trust	—	618,936	8,674	—	627,610
Perpetual care trusts’ corpus	—	262,438	14,987	—	277,425
Other long-term liabilities	19,791	1,428	—	—	21,219

Total liabilities	357,334	1,951,584	111,887	(573,671)	1,847,134

Common stock	85,515	102	376	(478)	85,515
Other	365,035	74,369	32,392	(106,761)	365,035
Accumulated other comprehensive income	38	—	17	(17)	38

Total shareholders’ equity	450,588	74,471	32,785	(107,256)	450,588

Total liabilities and shareholders’ equity	$807,922	$2,026,055	$144,672	$(680,927)	$2,297,722

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,478	$38,300	$5,269	$—	$45,047

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	500	—	—	—	500
Purchases of marketable securities	(9,370)	—	(258)	—	(9,628)
Proceeds from sale of assets	—	799	—	—	799
Additions to property and equipment	(1,372)	(12,452)	(438)	—	(14,262)
Other	—	66	—	—	66

Net cash used in investing activities	(10,242)	(11,587)	(696)	—	(22,525)

Cash flows from financing activities:
Repayments of long-term debt	(3)	—	—	—	(3)
Intercompany receivables (payables)	28,799	(24,950)	(3,849)	—	—
Issuance of common stock	1,730	—	—	—	1,730
Purchase and retirement of common stock	(1,833)	—	—	—	(1,833)
Dividends	(7,180)	—	—	—	(7,180)
Excess tax benefits from share-based payment arrangements	171	—	—	—	171

Net cash provided by (used in) financing activities	21,684	(24,950)	(3,849)	—	(7,115)

Net increase in cash	12,920	1,763	724	—	15,407
Cash and cash equivalents, beginning of period	65,722	1,033	1,432	—	68,187

Cash and cash equivalents, end of period	$78,642	$2,796	$2,156	$—	$83,594

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended April 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,504	$21,458	$4,500	$—	$28,462

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities and release of restricted funds	1,756	—	250	—	2,006
Deposits of restricted funds and purchases of marketable securities	(1,756)	—	(280)	—	(2,036)
Proceeds from sale of assets	—	533	—	—	533
Purchase of subsidiaries and other investments, net of cash acquired	(100)	(3,013)	—	—	(3,113)
Additions to property and equipment	(1,837)	(8,770)	(1,307)	—	(11,914)
Other	—	34	—	—	34

Net cash used in investing activities	(1,937)	(11,216)	(1,337)	—	(14,490)

Cash flows from financing activities:
Repayments of long-term debt	(3)	—	—	—	(3)
Intercompany receivables (payables)	13,921	(11,237)	(2,684)	—	—
Debt refinancing costs	(34)	—	—	—	(34)
Issuance of common stock	626	—	—	—	626
Purchase and retirement of common stock	(11,615)	—	—	—	(11,615)
Dividends	(6,533)	—	—	—	(6,533)
Excess tax benefits from share based payment arrangements	23	—	—	—	23

Net cash used in financing activities	(3,615)	(11,237)	(2,684)	—	(17,536)

Net increase (decrease) in cash	(3,048)	(995)	479	—	(3,564)
Cash and cash equivalents, beginning of period	62,388	1,937	1,363	—	65,688

Cash and cash equivalents, end of period	$59,340	$942	$1,842	$—	$62,124

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12)	Dispositions

During the six months ended April 30, 2013 and 2012, the Company recorded net gains on dispositions of $742 and $332, respectively, due to the sale of funeral homes.

In April 2012, the Company designated a business as held for sale, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The loss from discontinued operations before income taxes for the three months ended April 30, 2013 and 2012 was $0 and $1,318, respectively, and for the six months ended April 30, 2013 and 2012 was $88 and $1,685, respectively.

(13)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance as of October 31, 2012	$42
Unrealized depreciation of investments, net of deferred tax benefit of $2	(4)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	54,151
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(54,151)

Balance as of April 30, 2013	$38

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(14)	Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The organizational restructuring involved the integration of management of operations and sales and a complete restructuring of the Company’s sales force. The Company realigned its geographic regions and appointed one regional vice president who is responsible for funeral and cemetery operations and sales in each region. Formerly, the Company had different managers responsible for operations and sales. In addition, the Company engaged in an across-the-board redesign of its sales organization. The Company eliminated layers of sales management, redefined sales roles, and in the first quarter of fiscal year 2013, completed the restructuring with the implementation of a new sales compensation program. Separately in April 2012, the Company reduced its workforce by approximately 60 employees, primarily in corporate support services. Total expenses related to the organizational restructuring and workforce reduction consisted primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The Company recorded $3,291 in charges related to the restructuring and workforce reduction during the year ended October 31, 2012 and $81 during the six months ended April 30, 2013. These charges are in the “restructuring and other charges” line in the condensed consolidated statements of earnings. As of April 30, 2013, the Company does not expect to incur any material additional costs related to the restructuring. The following table summarizes the activity related to the restructuring liability for the six months ended April 30, 2013:

Restructuring liability as of October 31, 2012	$206
Additional restructuring costs incurred	81
Cash payments	(287)

Restructuring liability as of April 30, 2013	$—

(15)	Long-term Debt

	April 30, 2013	October 31, 2012
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $3,254 and $4,757 as of April 30, 2013 and October 31, 2012, respectively	$83,162	$81,659
3.375% senior convertible notes due 2016, net of unamortized discount of $4,325 and $4,965 as of April 30, 2013 and October 31, 2012, respectively	40,794	40,154
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of April 30, 2013 and October 31, 2012, partially secured by assets of subsidiaries, with maturities through 2022	77	80

Total long-term debt	324,033	321,893
Less current maturities	6	6

	$324,027	$321,887

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(15)	Long-term Debt—(Continued)

Fair Value

As of April 30, 2013, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $83,958 and $41,243, respectively, compared to fair values of $90,606 and $48,673, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of April 30, 2013 were $86,416 and $45,119, respectively. As of April 30, 2013, the carrying value of the Company’s 6.50 percent senior notes due 2019, including accrued interest, was $200,542 compared to a fair value of $215,060. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

(16)	Income Taxes

Income tax expense for the six months ended April 30, 2013 was positively impacted by a $2,700 overall reduction in the capital loss tax valuation allowance associated with the positive performance of the Company’s trust portfolio during the six months ended April 30, 2013. Realized capital losses in the trusts for which the Company is the grantor, in which insufficient offsetting capital gains are expected, may require the Company to record a valuation allowance against the related deferred tax asset (capital loss carryforward). Reductions in the valuation allowance result when the Company has realized or unrealized gains in the grantor trust or from other assets that are expected to be sold at a capital gain. As of April 30, 2013, the Company had a $200 valuation allowance remaining on the capital loss carryforward.

Income tax expense for the three and six months ended April 30, 2012 was impacted by $375 and $950, respectively, overall reductions in the tax valuation allowance primarily due to the reduction of a portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio during those periods.

(17)	Subsequent Events

As of May 31, 2013, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 1.0 percent, or approximately $9,591, from April 30, 2013.

On May 29, 2013, the Company announced that it has entered into a definitive merger agreement with Service Corporation International. Pursuant to the agreement, holders of the Company’s Class A and Class B common stock will receive $13.25 in cash for each share of common stock they hold. The transaction is subject to the approval of the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The proposed transaction is expected to close in late calendar year 2013 or early 2014. During the six months ended April 30, 2013, the Company incurred $589 in merger-related costs which consist primarily of financial advisory and legal fees.

On June 6, 2013, as required pursuant to the definitive merger agreement with Service Corporation International, the Company commenced a consent solicitation with respect to its 6.50 percent senior notes due 2019. The Company is soliciting consents to (1) waive the requirement under the related indenture agreement for it to make a change of control offer to repurchase the senior notes after the closing of the merger and (2) amend the Company’s reporting obligations under the indenture such that after the closing of the merger, the Company’s obligations to deliver certain reports to the trustee under the indenture would be satisfied by delivery of Service Corporation International’s filings with the Securities and Exchange Commission. The success of the consent solicitation is not a condition to the completion of the merger. As consideration for the proposed waiver and amendment, Service Corporation International has offered, after the closing of the merger, to guarantee the senior notes.

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

This report contains forward-looking statements that are generally identifiable through the use of words such as “believe,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “project,” “will” and similar expressions. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Risk Factors included in Item 1A in our 2012 Form 10-K and in this report. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Definitive Merger Agreement with Service Corporation International

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Service Corporation International, a Texas corporation (“SCI”), and Rio Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SCI (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of SCI. The Merger Agreement was unanimously approved by the Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of a special committee of independent directors consisting of all directors other than Frank B. Stewart, Jr., Chairman of the Board, and Thomas M. Kitchen, President and Chief Executive Officer. The Board has recommended that the Company’s shareholders vote in favor of the Merger.

At the effective time of the closing of the Merger (the “Effective Time”), each share of the Company’s Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $13.25 in cash (“Per Share Purchase Price”), without interest. In the event the Effective Time occurs after December 30, 2013 (the “Outside Date”), shareholders will be entitled to receive additional per share consideration in the amount of $0.002178 for each day during the period beginning on the day following the Outside Date and ending on the Effective Time, subject to tolling under certain circumstances specified in the Merger Agreement (together with the Per Share Purchase Price, the “Per Share Merger Consideration”).

Company stock options and restricted shares will generally be cancelled upon completion of the Merger in exchange for the Per Share Merger Consideration or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of the option.

Consummation of the Merger is subject to customary closing conditions, including without limitation: (i) the approval by the holders of two-thirds of the voting power of the Company present or represented by proxy at a meeting of shareholders and entitled to vote on the Merger (the “Company Required Vote”), (ii) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Approval”) and (iii) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger (each, a “Restraint”). Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation: (i) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (ii) the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of SCI and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any event, circumstance, change or effect that, individually or in the aggregate, has had or is reasonably likely to have a Material Adverse Effect (as defined in the Merger Agreement) on the Company.

The Company has made customary representations and warranties and covenants in the Merger Agreement, including, among other things, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period without the consent of SCI, and (iii) the Company will call a meeting of the Company’s shareholders for the purpose of obtaining the Company Required Vote.

The Merger Agreement restricts the Company’s ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. However, prior to obtaining the Company Required Vote, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to any unsolicited alternative acquisition proposal that the Board has determined constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement). In the event the Board determines an alternative acquisition proposal constitutes a Superior Proposal and the Company complies with certain notice and other conditions set forth in the Merger Agreement, including providing SCI with a three (3) business day period to match or improve upon such Superior Proposal, and SCI does not deliver a proposal matching or improving upon such Superior Proposal, the Company may (i) terminate the Merger Agreement to enter into a definitive agreement with respect to such Superior Proposal and pay the termination fee referenced below, or (ii) effect an Adverse Recommendation Change (as defined in the Merger Agreement). The Company may also effect an Adverse Recommendation Change in response to an Intervening Event (as defined in the Merger Agreement), subject to providing SCI with a three (3) business day period to make such adjustments to the terms and conditions of the Merger Agreement as would permit the Board not to effect an Adverse Recommendation Change.

The Merger Agreement contains certain termination rights for the Company and SCI. In connection with the termination of the Merger Agreement under specified circumstances, (i) the Company may be required to pay SCI a termination fee of $27.5 million (including in the event SCI terminates the Merger Agreement as a result of an Adverse Recommendation Change by the Board or in the event the Company terminates the Merger Agreement in order to enter into an agreement for a Superior Proposal) or (ii) SCI may be required to pay the Company a termination fee of $75.0 million (including in the event the Merger Agreement is terminated as a result of (A) a failure to obtain HSR Approval by February 28, 2014, (B) the failure of SCI to close once closing conditions are satisfied, each subject to certain conditions). If the Company Required Vote is not obtained at the shareholders’ meeting, the Company may be required to reimburse SCI up to $10 million in expenses, set off against any termination fee paid. Either party may terminate the Merger Agreement if the Merger is not completed on or before December 30, 2013, subject to extension by either party for an additional 60 days if HSR Approvals have not yet been obtained but are reasonably likely to be obtained.

SCI has obtained a financing commitment from JPMorgan Chase Bank, N.A. to fund the transactions contemplated by the Merger Agreement, refinance certain outstanding indebtedness of the Company and finance the payment of related fees, expenses, interest and premiums. The Merger Agreement requires SCI to use its reasonable best efforts to obtain the financing on the terms described in such financing commitment. The obligation of SCI and Merger Sub to close the Merger is not conditioned upon financing.

The Merger Agreement has been filed as an exhibit to this Form 10-Q to provide information regarding the terms of the agreement and is not intended to modify or supplement any factual disclosure about the Company in its public reports filed with the Securities and Exchange Commission (the “SEC”). In particular, the Merger Agreement and related summary are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or SCI. The representations and warranties have been negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the Merger if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocate risk between the parties, rather than establishing matters of fact.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

As a result of the proposed merger, holders of the Company’s 3.125 percent senior convertible notes due 2014 and 3.375 percent senior convertible notes due 2016 will have the right to convert their notes, subject to the terms and conditions of the indentures governing these notes. For additional information, see “Liquidity and Capital Resources – Senior Convertible Notes.”

Voting Agreement

Concurrently with the execution of the Merger Agreement, Frank B. Stewart, Jr., Chairman of the Company’s Board, and his spouse (collectively, the “Shareholder”) entered into a Voting and Support Agreement (the “Voting Agreement”) with SCI pursuant to which the Shareholder has agreed to vote shares of Class A and Class B common stock representing 29.99 percent of the aggregate voting power of the Company’s voting stock in favor of the Merger Agreement and the Merger. In addition, the Shareholder has agreed not to initiate, solicit or engage in discussions with any other person regarding an alternative acquisition proposal, subject to certain exceptions. The Shareholder has also agreed to certain restrictions on dispositions of shares of Class A and Class B common stock covered by the Voting Agreement. The Voting Agreement will terminate upon the earlier of (i) the Merger, (ii) the termination of the Merger Agreement, (iii) the mutual written consent of the Shareholder and SCI and (iv) any amendment, modification or waiver of the terms of the Merger Agreement reducing or changing the form of consideration, creating any conditions to the consummation of the Merger or adversely affecting the shareholders of the Company in any material respect without the prior written consent of the Shareholder.

The Voting Agreement is Exhibit 99.1 to this report, and incorporated herein by reference. The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement.

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of April 30, 2013, we owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2012 Form 10-K.

Financial Summary

The second quarter of 2013 is the fifth consecutive quarter we have improved our overall revenue, gross profit and earnings from continuing operations and the fourth consecutive quarter we have improved our same-store funeral services. For the second quarter of 2013, we achieved a 1.0 percent increase in revenue, a 10.0 percent increase in gross profit and a 200 basis point improvement in gross profit margin. In addition, during the quarter we announced a 12.5 percent increase in our quarterly dividend rate to $.045 per share, or $.18 per share per year, and returned $7.2 million in dividends to our shareholders so far this year.

Total revenue increased to $133.9 million for the second quarter of 2013, compared to $132.6 million for the second quarter of 2012, and total gross profit increased to $32.0 million for the second quarter of 2013, compared to $29.1 million for the prior year period. We reported net earnings and earnings from continuing operations of $11.9 million, or $.14 per share, compared to net earnings of $8.7 million, or $.10 per share and earnings from continuing operations of $9.6 million, or $.11 per share for the same period of 2012. During the three months ended April 30, 2013, we incurred $0.6 million in merger-related costs which consist primarily of financial advisory and legal fees. For the second quarter of 2012, earnings from continuing operations included a $2.5 million ($1.6 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce. In addition, during the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $0.9 million.

Funeral revenue increased $2.5 million, or 3.4 percent, to $75.2 million for the second quarter of 2013. This improvement is primarily attributable to a 4.4 percent increase in same-store funeral services performed, which we believe is consistent with industry-wide data, coupled with a $0.5 million increase in revenue related to trust activities. These increases were partially offset by a 0.6 percent decrease in same-store average revenue per funeral service and a $0.7 million decrease in insurance commission revenue primarily due to a 6.5 percent decline in net preneed funeral sales compared to the second quarter of 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

We generated $58.7 million in cemetery revenue for the second quarter of 2013, a $1.2 million decline from the corresponding period of 2012. The decline is primarily due to a $6.0 million, or 21.2 percent, decrease in cemetery property sales compared to the second quarter of 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and sales compensation packages. In addition, we tightened our sales terms for cemetery property sales. These actions negatively impacted our cemetery property sales for the second quarter of 2013. We knew these changes would create challenges, and we are taking the necessary steps to address them. The decline in cemetery property sales was partially offset by a $2.3 million increase in revenue related to trust activities, and a $1.7 million improvement in revenue recognized for cemetery property sales for which construction was completed. In addition, merchandise delivered and services performed increased by $0.5 million.

Cemetery gross profit increased $3.1 million, or 29.2 percent, to $13.7 million, and cemetery gross profit margin improved 560 basis points to 23.3 percent compared to the second quarter of 2012. The improvement is due in part to the increase in revenue related to trust activities, as previously mentioned, coupled with a reduction in costs associated with the decline in cemetery property sales and the previously discussed sales reorganization. Funeral gross profit decreased $0.2 million, or 1.1 percent, to $18.3 million, and funeral gross profit margin declined 110 basis points to 24.3 percent compared to the second quarter of 2012. The decrease is primarily due to a decline in insurance commission revenue, as previously mentioned, coupled with an increase in advertising, direct merchandise and services costs compared to the same period of last year.

During the six months ended April 30, 2013, we maintained our strong balance sheet, while generating the highest six month revenue and gross profit in six years. For the first six months of fiscal year 2013, total revenue increased to $269.6 million, compared to $257.5 million for the prior year period, and total gross profit increased to $64.3 million, compared to $54.6 million for the same period of last year. We reported net earnings and earnings from continuing operations of $27.4 million, or $.32 per share, for the six months ended April 30, 2013, compared to net earnings of $17.3 million, or $.20 per share, and earnings from continuing operations of $18.5 million, or $.21 per share for the first half of fiscal year 2012. During the six months ended April 30, 2013, we incurred $0.6 million in merger-related costs which consist primarily of financial advisory and legal fees. Our earnings from continuing operations for the first six months of 2012 included a $2.5 million ($1.6 million after-tax) charge due to the organizational restructuring and a separate reduction in workforce. In addition, during the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $1.2 million.

We generated $153.4 million in funeral revenue during the first six months of fiscal year 2013, an $8.6 million, or 5.9 percent, increase compared to the first six months of fiscal year 2012. This increase is primarily attributable to a 6.4 percent improvement in same-store funeral services performed, which we believe compares favorably to industry-wide data, coupled with a $0.4 million improvement in revenue related to trust activities. These increases were partially offset by a 0.3 percent decrease in same-store average revenue per funeral service. Preneed funeral sales declined 6.9 percent compared to the first six months of fiscal year 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

Cemetery revenue improved $3.5 million, or 3.1 percent, to $116.2 million for the six months ended April 30, 2013. During the first six months of fiscal year 2013, we generated a $4.7 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received. In addition, revenue related to trust activities increased by $3.8 million and revenue recognized for cemetery property sales for which construction was completed increased by $3.0 million. Cemetery property sales declined $9.2 million, or 17.7 percent, compared to same period of fiscal year 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and sales compensation packages. In addition, we tightened our sales terms for cemetery property sales. These actions negatively impacted our cemetery property sales for the first six months of fiscal year 2013. We knew these changes would create challenges, and we are taking the necessary steps to address them.

Cemetery gross profit increased $7.2 million, or 41.6 percent, to $24.5 million, and cemetery gross profit margin improved 570 basis points to 21.1 percent for the first six months of fiscal year 2013. The increase in gross profit is primarily due to the improvement in revenue, as previously noted, coupled with a reduction in property and related selling costs associated with the decline in cemetery property sales and the previously discussed sales reorganization. Funeral gross profit increased $2.5 million, or 6.7 percent, to $39.8 million, and funeral gross profit margin improved 10 basis points to 25.9 percent compared to the same period of 2012. The increase is primarily due to the $8.6 million improvement in revenue, as previously noted.

During the first six months of fiscal year 2013, we repurchased 0.2 million shares of our Class A common stock for $1.8 million under our stock repurchase program.

Cash flow provided by operating activities for the first six months of fiscal year 2013 was $45.0 million compared to $28.5 million for the same period of last year. For the first six months of fiscal year 2013, we generated a $10.0 million improvement in net earnings. In addition, we experienced a change in working capital, partly driven by a $4.4 million decrease in receivables due in part to the decline in preneed funeral and cemetery property sales, which are typically financed and a $3.3 million decline in spending on cemetery development projects. These changes were partially offset by the timing of trust withdrawals and deposits.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 37 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year and approximately 21 additional projects currently under feasibility review. For the six months ended April 30, 2013, we have spent approximately $2.0 million in our cremation inventory development projects, compared to approximately $5.2 million during the first six months of fiscal year 2012.

Supplemental Trust Portfolio Information

During the second quarter of fiscal year 2013, positive trends in the overall financial markets continued to benefit our preneed and perpetual care trusts. Specifically, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 5.7 percent, and our cemetery perpetual care trusts experienced a total return, including both realized and unrealized gains and losses, of 5.2 percent. As of April 30, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $917.0 million, an improvement of 7.1 percent, or $60.8 million, from October 31, 2012.

As of April 30, 2013 and October 31, 2012, the fair market value of the investments in our preneed trusts were $31.1 million and $68.5 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of April 30, 2013, the fair market value of the investments were $2.1 million higher than our cost basis, compared to $14.6 million lower than our cost basis as of October 31, 2012. The cost basis of our trust assets reflect the price we originally paid for the securities, reduced for other-than-temporary impairments we have recorded pursuant to GAAP.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of April 30, 2013 and October 31, 2012, we had $196.5 million and $187.1 million, respectively, in trust earnings, net of losses that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

As of May 31, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts declined 1.0 percent, or approximately $9.6 million from April 30, 2013.

The sectors in which our trust investment portfolio is invested have not materially changed from that disclosed in our 2012 Form 10-K. The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of April 30, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$289.5	45%	$150.2	54%
Financial Services	$67.7	11%	$39.6	14%
Information Technology	$64.9	10%	$16.8	6%
Healthcare Services	$45.4	7%	$17.0	6%

Issuer specific investments in the financial services sector represent $67.7 million of the fair market value of our preneed trust portfolio as of April 30, 2013, of which 57 percent related to investments in preferred stock, 33 percent related to common stock and 10 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $39.6 million of the fair market value of our cemetery perpetual care trust portfolio as of April 30, 2013, of which 65 percent related to investments in preferred stock, 20 percent related to fixed-income securities and 15 percent related to common stock.

Issuer specific investments in the information technology sector represent $64.9 million of the fair market value of our preneed trust portfolio as of April 30, 2013, of which 98 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the information technology sector represent $16.8 million of the fair market value of our cemetery perpetual care trust portfolio as of April 30, 2013, of which 93 percent related to investments in common stock and 7 percent related to fixed-income securities.

Issuer specific investments in the healthcare services sector represented $45.4 million of the fair market value of our preneed trust portfolio as of April 30, 2013, of which 98 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the healthcare services sector represented $17.0 million of the fair market value of our cemetery perpetual care trust portfolio as of April 30, 2013, of which 89 percent related to investments in common stock and 11 percent related to fixed-income securities.

The following table presents the material sectors in which our trust portfolio currently has unrealized losses and the percentage of each sector to the total unrealized losses as of April 30, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Information Technology	$19.9	33%	$4.9	32%
Healthcare Services	$1.4	2%	$.5	3%

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

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of April 30, 2013 and October 31, 2012, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $11.9 and $12.0 million, respectively. During the first quarter of fiscal year 2012, we increased the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust by $0.6 million. The additional funding in fiscal year 2012 was primarily related to the bankruptcy of Eastman Kodak.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in Item 1. herein.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the three months ended April 30, 2013	5.7%	5.2%
For the last six months ended April 30, 2013	10.4%	9.2%
For the last twelve months ended April 30, 2013	14.0%	14.4%
For the last five years ended April 30, 2013	5.1%	6.9%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

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

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

Funeral Operations

	Three Months Ended April 30,
	2013	2012	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$70.6	$68.6	$2.0
Corporate Trust Management (1)	4.6	4.1	.5

Total Funeral Revenue	$75.2	$72.7	$2.5

Funeral Costs:
Funeral Home Locations	$56.5	$54.0	$2.5
Corporate Trust Management (1)	.4	.2	.2

Total Funeral Costs	$56.9	$54.2	$2.7

Funeral Gross Profit:
Funeral Home Locations	$14.1	$14.6	$(.5)
Corporate Trust Management (1)	4.2	3.9	.3

Total Funeral Gross Profit	$18.3	$18.5	$(.2)

Same-Store Analysis for the Three Months Ended April 30, 2013 and 2012

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2013	2012
(0.6)% (1)	4.4%	43.8%	42.5%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended April 30, 2013 and 2012 were $1.9 million and $1.4 million, respectively. Funeral trust earnings recognized in funeral revenue for both the three months ended April 30, 2013 and 2012 were $2.7 million.

We generated $75.2 million in funeral revenue during the second quarter of 2013, a $2.5 million, or 3.4 percent, increase from the second quarter of 2012. This increase is primarily attributable to a 4.4 percent increase, or 606 events, in same-store funeral services performed, which we believe is consistent with industry-wide data, coupled with a $0.5 million increase in revenue related to trust activities. These increases were partially offset by a 0.6 percent decrease in same-store average revenue per funeral service and a $0.7 million decrease in insurance commission revenue primarily as a result of a decline in net preneed funeral sales.

Funeral gross profit decreased $0.2 million, or 1.1 percent, to $18.3 million for the second quarter of 2013 compared to $18.5 million for the same period of 2012. Funeral gross profit margin declined 110 basis points to 24.3 percent for the second quarter of 2013 from 25.4 percent for the second quarter of 2012. The decrease is primarily due to a decline in insurance commission revenue, as previously mentioned, coupled with an increase in advertising, direct merchandise and services costs compared to the same period of last year.

Cemetery Operations

	Three Months Ended April 30,
	2013	2012	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$55.6	$57.4	$(1.8)
Corporate Trust Management (1)	3.1	2.5	.6

Total Cemetery Revenue	$58.7	$59.9	$(1.2)

Cemetery Costs:
Cemetery Locations	$44.7	$49.1	$(4.4)
Corporate Trust Management (1)	.3	.2	.1

Total Cemetery Costs	$45.0	$49.3	$(4.3)

Cemetery Gross Profit:
Cemetery Locations	$10.9	$8.3	$2.6
Corporate Trust Management (1)	2.8	2.3	.5

Total Cemetery Gross Profit	$13.7	$10.6	$3.1

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended April 30, 2013 and 2012 were $2.2 million and $1.6 million, respectively, and cemetery trust earnings included in cemetery revenue for both the three months ended April 30, 2013 and 2012 were $0.9 million. Perpetual care trust earnings were $4.0 million and $2.3 million for the three months ended April 30, 2013 and 2012, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue decreased $1.2 million, or 2.0 percent, to $58.7 million for the second quarter of 2013. The decline in cemetery revenue is primarily due to a $6.0 million, or 21.2 percent, decrease in cemetery property sales compared to the second quarter of 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and sales compensation packages. In addition, we tightened our sales terms for cemetery property sales. These actions negatively impacted our cemetery property sales for the second quarter of 2013. We knew these changes would create challenges, and we are taking the necessary steps to address them. The decline in cemetery property sales was partially offset by a $2.3 million increase in revenue related to trust activities and a $1.7 million improvement in revenue recognized for cemetery property sales for which construction was completed. In addition, merchandise delivered and services performed increased by $0.5 million.

Cemetery gross profit increased $3.1 million, or 29.2 percent, to $13.7 million for the second quarter of 2013 compared to $10.6 million for the same period of 2012. Cemetery gross profit margin improved 560 basis points to 23.3 percent for the second quarter of 2013 from 17.7 percent for the same period of 2012. The improvement is due in part to the increase in revenue related to trust activities, as previously mentioned, coupled with a reduction in costs associated with the decline in cemetery property sales and the previously discussed sales reorganization.

Other

During the three months ended April 30, 2013, we incurred $0.6 million in merger-related costs which consist primarily of financial advisory and legal fees.

During the second quarter of 2012, we recorded $2.5 million in restructuring and other charges. These charges were primarily related to separation pay, termination benefits and a non-cash asset impairment, due in part to the restructuring of the sales and operations of the organization, as well as a separate reduction in workforce associated with our ongoing continuous improvement initiative.

The effective tax rate for continuing operations for the quarter ended April 30, 2013 was 38.0 percent compared to 35.9 percent for the same period in 2012. During the second quarter of 2012, we recorded a tax benefit of $0.4 million resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio. For additional information, see Note 16 to the condensed consolidated financial statements included in Item 1. herein.

During the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale with the results of its operations and the related impairment included in discontinued operations.

Preneed Sales into the Backlog

Net preneed funeral sales decreased 6.5 percent during the second quarter of 2013 compared to the second quarter of 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $38.7 million in net preneed funeral and cemetery merchandise and services sales (including $19.2 million related to insurance-funded preneed funeral contracts) during the second quarter of 2013 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $42.3 million (including $21.6 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2012. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheet.

Six Months Ended April 30, 2013 Compared to Six Months Ended April 30, 2012

Funeral Operations

	Six Months Ended April 30,
	2013	2012	Increase
		(In millions)
Funeral Revenue:
Funeral Home Locations	$144.7	$136.5	$8.2
Corporate Trust Management (1)	8.7	8.3	.4

Total Funeral Revenue	$153.4	$144.8	$8.6

Funeral Costs:
Funeral Home Locations	$113.0	$107.1	$5.9
Corporate Trust Management (1)	.6	.4	.2

Total Funeral Costs	$113.6	$107.5	$6.1

Funeral Gross Profit:
Funeral Home Locations	$31.7	$29.4	$2.3
Corporate Trust Management (1)	8.1	7.9	.2

Total Funeral Gross Profit	$39.8	$37.3	$2.5

Same-Store Analysis for the Six Months Ended April 30, 2013 and 2012

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2013	2012
(0.3)% (1)	6.4%	43.3%	42.9%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the six months ended April 30, 2013 and 2012 were $3.4 million and $2.7 million, respectively. Funeral trust earnings recognized in funeral revenue for the six months ended April 30, 2013 and 2012 were $5.3 million and $5.6 million, respectively.

We generated $153.4 million in funeral revenue during the six months ended April 30, 2013, an $8.6 million, or 5.9 percent, increase from the corresponding period of 2012. This improvement is primarily attributable to a 6.4 percent or 1,782 events increase in same-store funeral services performed, which we believe compares favorably to industry-wide data. During the first six months of fiscal year 2013, we experienced a $0.4 million increase in revenue related to trust activities. These increases were partially offset by a 0.3 percent decrease in same-store average revenue per funeral service.

Funeral gross profit increased $2.5 million, or 6.7 percent, to $39.8 million for the six months ended April 30, 2013. Funeral gross profit margin improved 10 basis points to 25.9 percent for the first half of fiscal year 2013 from 25.8 percent for the same period of 2012. The increase is primarily due to the $8.6 million improvement in revenue, as previously noted.

Cemetery Operations

	Six Months Ended April 30,
	2013	2012	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$110.6	$107.9	$2.7
Corporate Trust Management (1)	5.6	4.8	.8

Total Cemetery Revenue	$116.2	$112.7	$3.5

Cemetery Costs:
Cemetery Locations	$91.1	$95.0	$(3.9)
Corporate Trust Management (1)	.6	.4	.2

Total Cemetery Costs	$91.7	$95.4	$(3.7)

Cemetery Gross Profit:
Cemetery Locations	$19.5	$12.9	$6.6
Corporate Trust Management (1)	5.0	4.4	.6

Total Cemetery Gross Profit	$24.5	$17.3	$7.2

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the six months ended April 30, 2013 and 2012 were $3.9 million and $3.1 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for both the six months ended April 30, 2013 and 2012 were $1.7 million. Perpetual care trust earnings were $8.3 million and $5.3 million for the six months ended April 30, 2013 and 2012, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $3.5 million, or 3.1 percent, to $116.2 million for the first half of fiscal year 2013. During the first six months of fiscal year 2013, we generated a $4.7 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received. In addition, revenue related to trust activities increased by $3.8 million and revenue recognized for cemetery property sales for which construction was completed increased by $3.0 million. Cemetery property sales declined $9.2 million, or 17.7 percent, compared to the first six months of fiscal year 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and sales compensation packages. In addition, we tightened our sales terms for cemetery property sales. These actions negatively impacted our cemetery property sales for the first six months of fiscal year 2013. We knew these changes would create challenges, and we are taking the necessary steps to address them.

Cemetery gross profit increased $7.2 million, or 41.6 percent, to $24.5 million for the six months ended April 30, 2013. Cemetery gross profit margin improved 570 basis points to 21.1 percent for the first half of fiscal year 2013 from 15.4 percent for the same period of fiscal year 2012. The increase in gross profit is primarily due to the improvement in revenue, as previously noted, coupled with a reduction in property and related selling costs associated with the decline in cemetery property sales and the previously discussed sales reorganization.

Other

Corporate general and administrative expenses increased $1.0 million to $13.9 million for the six months ended April 30, 2013, compared to $12.9 million for the same period of 2012. Due to the strong operating results for the first six months of fiscal year 2013, we increased our accrual for annual incentive compensation.

During the six months ended April 30, 2013, we incurred $0.6 million in merger-related costs which consist primarily of financial advisory and legal fees.

The effective tax rate for continuing operations for the six months ended April 30, 2013 was 31.2 percent compared to 35.0 percent for the same period in fiscal year 2012. For the six months ended April 30, 2013 and 2012, we benefitted from a $2.7 million and $1.0 million, respectively, reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio. For additional information, see Note 16 to the condensed consolidated financial statements included in Item 1. herein.

During the first six months of fiscal year 2013, we repurchased 0.2 million shares of our Class A common stock for $1.8 million under our stock repurchase program.

Cash and cash equivalents increased $15.4 million from October 31, 2012 to April 30, 2013 primarily due to cash provided by operations, offset by $14.3 million in additions to property, plant and equipment, $9.6 million in purchases of marketable securities and $7.2 million of dividends paid. Prepaid expenses increased $3.7 million from October 31, 2012 to April 30, 2013 primarily due to annual premiums paid in the first quarter of fiscal year 2013 for property, general liability and other insurance. Current deferred income taxes decreased $11.2 million from October 31, 2012 to April 30, 2013 primarily due to a decrease in the current portion of the net operating loss. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the three months ended April 30, 2013. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Accrued payroll decreased $3.0 million from October 31, 2012 to April 30, 2013 primarily due to fiscal year 2012 incentive compensation paid in the first quarter of 2013. Other current liabilities decreased $4.5 million from October 31, 2012 to April 30, 2013 primarily due to a decrease in dividends payable and the timing of our property taxes, which are typically paid at the end of the calendar year.

Preneed Sales into the Backlog

Net preneed funeral sales decreased 6.9 percent during fiscal year 2013 compared to the same period in 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented above. We had $70.6 million in net preneed funeral and cemetery merchandise and services sales (including $36.5 million related to insurance-funded preneed funeral contracts) during the six months ended April 30, 2013 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $76.9 million (including $38.7 million related to insurance-funded preneed funeral contracts) for the corresponding period in 2012. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

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

As of April 30, 2013, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, which matures in 2016, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $18.8 million Florida bond, was $130.4 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of April 30, 2013, of which $86.4 million is scheduled to mature in 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table “Contractual Obligations and Commercial Commitments,” Note 14 to the consolidated financial statements included in our 2012 Form 10-K and Note 15 to the condensed consolidated financial statements included in this report for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one-half cents per share to four cents per share resulting in a 14 percent increase in our annual dividend rate to $.16 per share. In April 2013, we increased our quarterly cash dividend on our Class A and B common stock from four cents per share to four and one-half cents per share resulting in a 12.5 percent increase in our annual dividend rate to $.18 per share. Dividends paid amounted to $7.2 million for the six months ended April 30, 2013 compared to $6.5 million during the same period in fiscal year 2012. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. In June 2011 and September 2011, we increased our stock repurchase program by $25.0 million resulting in a $125.0 million program. Under the program, we purchased 0.2 million shares of our Class A common stock for approximately $1.8 million during the six months ended April 30, 2013.

We plan to continue to evaluate our options for deployment of cash flow as opportunities arise. We believe that the use of our cash to make acquisitions of death care businesses, pay dividends, repurchase debt and stock, invest in our strategic initiatives and construct funeral homes on cemeteries of unaffiliated third parties or on our own strategic locations are all attractive options. We are continuing to invest in further improving our business processes and continue to look at ways to improve our organization and cost structure. The merger agreement with SCI limits our ability to engage in some of these activities without the prior written consent of SCI, which cannot be unreasonably withheld, conditioned or delayed.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 37 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year and approximately 21 additional projects under feasibility review. During the six months ended April 30, 2013, we spent approximately $2.0 million to develop our cremation inventory projects.

We believe that growing our organization through acquisitions remains a good business strategy, as it will enable us to enjoy the important synergies and economies of scale from our existing infrastructure. We regularly review acquisition and other strategic opportunities, which may require us to draw on our senior secured revolving credit facility or pursue additional debt or equity financing. The merger agreement with SCI limits our ability to acquire other businesses without the prior written consent of SCI, which cannot be unreasonably withheld, conditioned or delayed.

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

Cash Flow

Cash flow provided by operating activities for the first six months of fiscal year 2013 was $45.0 million compared to $28.5 million for the same period of last year. For the first six months of fiscal year 2013, we generated a $10.0 million increase in net earnings. In addition, we experienced a change in working capital, partly driven by a $4.4 million decrease in receivables due in part to the decline in preneed funeral and cemetery property sales, which are typically financed and a $3.3 million decline in spending on cemetery development projects. These changes were partially offset by an increase in operating cash flow resulting from the timing of trust withdrawals and deposits.

Our investing activities resulted in a net cash outflow of $22.5 million for the six months ended April 30, 2013, compared to a net cash outflow of $14.5 million for the comparable period in 2012. The change is due to increased purchases of marketable securities and increased capital spending offset by decreased acquisition spending during the first half of fiscal year 2013. For the six months ended April 30, 2013, capital expenditures amounted to $14.3 million, which included $8.5 million for maintenance capital expenditures, $2.9 million for the purchase of land and a building for an existing business that we previously leased, $2.6 million for the construction of new funeral homes and $0.3 million related to the implementation of new business systems. For the six months ended April 30, 2012, capital expenditures were $11.9 million, which included $7.8 million for maintenance capital expenditures, $1.3 million for the construction of new funeral homes, $1.1 million related to the implementation of new business systems and $1.7 million for the purchase of land and a new building for an existing business. Additionally, during the six months ended April 30, 2012, we purchased a funeral business resulting in a net cash outflow of $3.0 million compared to no acquisition spending during the first half of fiscal year 2013.

Our financing activities resulted in a net cash outflow of $7.1 million for the six months ended April 30, 2013, compared to a net cash outflow of $17.5 million for the comparable period in 2012. The change is primarily due to decreased stock repurchases under our stock repurchase program in fiscal year 2013. Stock repurchases during the six months ended April 30, 2013 amounted to $1.8 million compared to $11.6 million in the same period of 2012. Dividends paid increased from $6.5 million in the first six months of fiscal year 2012 to $7.2 million in the first six months of fiscal year 2013. In the second quarter of fiscal year 2013, we increased our quarterly cash dividend from four cents per share to four and one-half cents per share.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of April 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$—	$86.4	$45.1	$200.1
Interest on long-term debt (2)	87.5	17.2	30.4	26.8	13.1
Operating and capital lease obligations (3)	32.8	2.9	9.3	6.6	14.0
Non-competition and other agreements (4)	1.3	0.3	0.5	0.4	0.1
Purchase obligation (5)	0.5	0.5	—	—	—

Total	$453.7	$20.9	$126.6	$78.9	$227.3

(1)

As of April 30, 2013, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 10 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments as of April 30, 2013 are $2.9 million, $5.1 million, $4.2 million, $3.6 million, $3.0 million and $14.0 million for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.
(5)	This category represents a construction contract for a funeral home currently under construction.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of April 30, 2013.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$11.9	$11.9	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.4	$11.9	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $11.9 million as of April 30, 2013. As of April 30, 2013, we had net unrealized losses of $8.0 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $1.7 million; no charge has been recorded for these amounts as of April 30, 2013.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of April 30, 2013, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Senior Convertible Notes

As a result of the proposed merger with SCI, holders of our 3.125 percent senior convertible notes due 2014 (the “2014 notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 notes”) will have the right to convert their notes, subject to the terms and conditions of the indentures governing these notes. As a result of the recent increase in our quarterly dividend rate on our Class A common stock to $0.045 per share, the conversion rate for the senior convertible notes was adjusted to 92.4564 effective April 11, 2013.

With respect to our senior convertible notes, a “Fundamental Change” as defined in the indentures for such notes, will occur at the effective time of the merger. Holders of the senior convertible notes will have the option to require us to purchase such notes, in whole or in part, on a date (the “Fundamental Change Purchase Date”) to be specified by us that is not less than 30 days and not more than 45 days after the effective date of the merger, for 100 percent of the principal amount plus accrued and unpaid interest to but excluding the Fundamental Change Purchase Date.

As provided in the indentures for such notes, we will provide notice to the holders of the notes and the trustee at least 15 days prior to the date that is anticipated to be the effective date of the merger. Holders of the notes may surrender them for conversion at any time beginning 15 days prior to the date that is anticipated to be the effective date of the merger, until the trading day prior to the Fundamental Change Purchase Date. If notice of conversion is received by the conversion agent during such time but prior to the effective date of the merger, the conversion rate will be 92.4564.

If notice of conversion is received by the conversion agent from and including the effective date of the merger and prior to the close of business on the business day before the Fundamental Change Purchase Date, then the conversion rate for the notes will be increased to include a “make whole premium,” based on the date on which the closing occurs and the price paid per share in the merger, as provided in the table below, with dates and prices in between those in the table being determined by straight line interpolation:

Make Whole Premium

(Increase in Applicable Conversion Rate)

	Effective Time of Merger
Price Per Share in Merger	July 15, 2013	July 15, 2014
	2014 Notes
$12.23	4.5347	0.0000
14.68	2.0295	0.0000

	2016 Notes
$12.23	8.9523	6.8797
14.68	5.7564	4.0017

For example, assuming a closing date of December 30, 2013 and a price per share of $13.25, the conversion rate for the 2014 notes will increase to 94.3410 and the conversion rate for the 2016 notes will increase to 99.1851, and we will pay such holders an amount in cash equal to $1,250.02 per 2014 note and $1,314.20 per 2016 note (i.e., the adjusted applicable conversion rate multiplied by the amount of cash per share to be received by holders of Class A common stock in the merger).

The foregoing description of the senior convertible notes is qualified in its entirety by the terms of the indentures for the senior convertible notes, and holders of the senior convertible notes should refer to such indentures for a precise understanding of their terms.

In connection with the issuance of the senior convertible notes, we also purchased call options and sold warrants. The settlement of the call options is expected to offset any amounts more than $1,000 per note that we pay in connection with conversion of such notes. The settlement of the warrants is determined pursuant to the provisions in the confirmations for such warrants and is subject to change, but is estimated as of June 3, 2013 to be approximately $2.6 million to be paid by us to the counterparty.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of April 30, 2013 consist of the following items:

(1)	the $18.8 million bond we are required to maintain to guarantee our obligations relating to funds we withdrew in fiscal year 2001 from our preneed funeral trusts in Florida, which is discussed above and in Note 20 to the consolidated financial statements in our 2012 Form 10-K; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented in Item 7A. in our 2012 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2012. For a discussion of fair market value as of April 30, 2013 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein. The following disclosure discusses only those instances in which market risk has changed by more than 10 percent from the annual disclosures.

As of April 30, 2013 and October 31, 2012, the carrying values of our long-term fixed-rate debt, including accrued interest, were approximately $325.8 million and $323.7 million, respectively, compared to fair values of $354.4 million and $351.1 million, respectively. Fair values were determined using quoted market prices. Each approximate 10 percent change in the average interest rates applicable to determine the fair value of such debt, 30 basis points for the quarter ended April 30, 2013 and 40 basis points for fiscal year 2012, would result in changes of approximately $4.0 million and $5.8 million, respectively, in the fair values of these instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2012 Form 10-K.

Risks Related to the Proposed Transaction with Service Corporation International

The proposed merger of the Company with Service Corporation International is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed, which may cause the price of the Company’s common stock to decline.

The proposed merger of the Company with Service Corporation International (“SCI”) is subject to customary conditions to closing, including the receipt of required approval of the Company’s shareholders and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Many of the conditions to the closing of the transaction are outside of the control of the Company. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed. While not a condition to closing, the failure of SCI to obtain the necessary financing for the transaction as set forth in the commitment letter delivered pursuant to the merger agreement or arrange alternative financing would result in the transaction not being completed.

If the Company does not complete the transaction, the price of its Class A common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed with each share of the Company’s common stock being converted into the right to receive $13.25 in cash. The Company will also be obligated to pay certain professional fees and related expenses in connection with the transaction, whether or not the transaction is completed. In addition, the Company has expended, and will continue to expend, significant management resources in an effort to complete the transaction. If the transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. In addition, if the merger is not completed, under certain circumstances, the Company may be required to pay SCI up to $10.0 million of its expenses, or a $27.5 million termination fee.

Whether or not the transaction with Service Corporation International is completed, the announcement and pendency of the transaction could cause disruptions in the Company’s business, which could have an adverse effect on its business and financial results.

Whether or not the transaction with Service Corporation International is completed, the announcement and pendency of the transaction could cause disruptions in the Company’s business. Specifically:

• current and prospective employees may experience uncertainty about their future roles with the Company, which might adversely affect the Company’s ability to retain key managers and other employees or hire new employees; and

• the attention of management may be directed toward the completion of the transaction, rather than toward the execution of existing business plans.

Any delays in completing the merger may exacerbate the effects of these potential disruptions. In addition, the merger agreement restricts us from engaging in certain actions without SCI’s consent, which could prevent us from pursuing opportunities that may arise prior to completing the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
February 1, 2013 through February 28, 2013	—	$—	—	$14,619,197
March 1, 2013 through March 31, 2013	—	$—	—	$14,619,197
April 1, 2013 through April 30, 2013	—	$—	—	$14,619,197

Total	—	$—	—	$14,619,197

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of April 30, 2013, we had repurchased 16.2 million shares for $110.4 million at an average price of $6.83 per share since the inception of the program in 2007 and have $14.6 million remaining available under the program. The merger agreement prohibits us from purchasing additional shares of common stock under this program.

Item 6. Exhibits

2.1	Agreement and Plan of Merger dated May 28, 2013, by and among Stewart Enterprises, Inc., Service Corporation International and Rio Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 29, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of December 13, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007, File No. 001-15449)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.6	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007, File No. 001-15449)

10.1	Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 28, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

99.1	Voting and Support Agreement dated May 28, 2013 by and among Service Corporation International, Frank B. Stewart, Jr. and Paulette D. Stewart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 29, 2013)

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

June 10, 2013	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

June 10, 2013	/s/ ANGELA M. LACOUR
Angela M. Lacour
Senior Vice President of Finance
and Chief Accounting Officer

Exhibit Index

10.1	Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 28, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.