Form 10-Q
period 2013-07-31
STEWART ENTERPRISES INC
filed 2013-09-09
CIK 878522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

or

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

The number of shares of the registrant’s Class A common stock, no par value per share, and Class B common stock, no par value per share, outstanding as of August 31, 2013, was 82,172,804 and 3,555,020, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2013	2012
Revenues:
Funeral	$68,696	$68,883
Cemetery	58,366	60,356

	127,062	129,239

Costs and expenses:
Funeral	54,714	53,128
Cemetery	49,153	49,125

	103,867	102,253

Gross profit	23,195	26,986
Corporate general and administrative expenses	(6,386)	(7,326)
Merger-related costs	(3,126)	—
Restructuring and other charges	—	(305)
Other operating income, net	568	191

Operating earnings	14,251	19,546
Interest expense	(5,922)	(5,873)
Investment and other income (expense), net	(2)	57

Earnings from continuing operations before income taxes	8,327	13,730
Income taxes	50	3,834

Earnings from continuing operations	8,277	9,896

Discontinued operations:
Loss from discontinued operations before income taxes	—	(380)
Income tax benefit	—	(122)

Loss from discontinued operations	—	(258)

Net earnings	$8,277	$9,638

Basic earnings per common share:
Earnings from continuing operations	$.10	$.11
Loss from discontinued operations	—	—

Net earnings	$.10	$.11

Diluted earnings per common share:
Earnings from continuing operations	$.10	$.11
Loss from discontinued operations	—	—

Net earnings	$.10	$.11

Weighted average common shares outstanding (in thousands):
Basic	84,692	85,798

Diluted	85,952	86,178

Dividends declared per common share	$.045	$.04

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2013	2012
Revenues:
Funeral	$222,004	$213,646
Cemetery	174,592	173,015

	396,596	386,661

Costs and expenses:
Funeral	168,299	160,685
Cemetery	140,819	144,456

	309,118	305,141

Gross profit	87,478	81,520
Corporate general and administrative expenses	(20,294)	(20,264)
Merger-related costs	(3,715)	—
Restructuring and other charges	(81)	(2,852)
Net gain on dispositions	742	332
Other operating income, net	1,688	773

Operating earnings	65,818	59,509
Interest expense	(17,794)	(17,544)
Investment and other income, net	160	148

Earnings from continuing operations before income taxes	48,184	42,113
Income taxes	12,498	13,773

Earnings from continuing operations	35,686	28,340

Discontinued operations:
Loss from discontinued operations before income taxes	(88)	(2,065)
Income tax benefit	(31)	(644)

Loss from discontinued operations	(57)	(1,421)

Net earnings	$35,629	$26,919

Basic earnings per common share:
Earnings from continuing operations	$.42	$.32
Loss from discontinued operations	—	(.01)

Net earnings	$.42	$.31

Diluted earnings per common share:
Earnings from continuing operations	$.41	$.32
Loss from discontinued operations	—	(.01)

Net earnings	$.41	$.31

Weighted average common shares outstanding (in thousands):
Basic	84,533	86,295

Diluted	85,382	86,619

Dividends declared per common share	$.09	$.115

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,
	2013	2012
Net earnings	$8,277	$9,638
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $38 and ($9), respectively	(66)	15

Comprehensive income	$8,211	$9,653

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2013	2012
Net earnings	$35,629	$26,919
Unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $40 and ($13), respectively	(70)	23

Comprehensive income	$35,559	$26,942

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$99,087	$68,187
Restricted cash and cash equivalents	6,250	6,250
Marketable securities	18,673	10,514
Receivables, net of allowances	54,756	52,441
Inventories	36,108	36,495
Prepaid expenses	6,188	4,923
Deferred income taxes, net	17,734	30,671

Total current assets	238,796	209,481
Receivables due beyond one year, net of allowances	71,364	72,620
Preneed funeral receivables and trust investments	457,520	432,422
Preneed cemetery receivables and trust investments	233,565	225,048
Goodwill	249,584	249,584
Cemetery property, at cost	402,730	401,670
Property and equipment, at cost:
Land	50,227	49,085
Buildings	370,942	360,852
Equipment and other	196,984	204,971

	618,153	614,908
Less accumulated depreciation	326,016	323,648

Net property and equipment	292,137	291,260
Deferred income taxes, net	69,324	62,125
Cemetery perpetual care trust investments	275,891	263,663
Other assets	12,029	13,812

Total assets	$2,302,940	$2,221,685

(continued)

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	July 31, 2013	October 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$83,940	$6
Accounts payable and accrued expenses	24,923	25,214
Accrued payroll and other benefits	16,371	19,964
Accrued insurance	23,694	22,152
Accrued interest	4,323	2,161
Estimated obligation to fund cemetery perpetual care trust	11,950	11,965
Other current liabilities	10,080	14,723
Income taxes payable	1,038	1,004

Total current liabilities	176,319	97,189
Long-term debt, less current maturities	241,192	321,887
Deferred income taxes, net	4,768	4,931
Deferred preneed funeral revenue	238,921	240,415
Deferred preneed cemetery revenue	268,775	265,347
Deferred preneed funeral and cemetery receipts held in trust	620,839	585,164
Perpetual care trusts’ corpus	273,218	261,883
Other long-term liabilities	21,335	20,548

Total liabilities	1,845,367	1,797,364

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $1.00 stated value:
Class A authorized 200,000,000 shares; issued and outstanding 82,157,854 and 81,359,536 shares at July 31, 2013 and October 31, 2012, respectively	82,158	81,360
Class B authorized 5,000,000 shares; issued and outstanding 3,555,020 shares at July 31, 2013 and October 31, 2012; 10 votes per share convertible into an equal number of Class A shares	3,555	3,555
Additional paid-in capital	475,955	479,060
Accumulated deficit	(104,067)	(139,696)
Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments	(28)	42

Total accumulated other comprehensive income (loss)	(28)	42

Total shareholders’ equity	457,573	424,321

Total liabilities and shareholders’ equity	$2,302,940	$2,221,685

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock(1)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance October 31, 2012	$84,915	$479,060	$(139,696)	$42	$424,321
Comprehensive income (loss)	—	—	35,629	(70)	35,559
Restricted stock activity	513	978	—	—	1,491
Issuance of common stock	38	263	—	—	301
Stock options exercised	492	2,368	—	—	2,860
Stock option expense	—	1,395	—	—	1,395
Tax benefit associated with stock activity	—	1,074	—	—	1,074
Purchase and retirement of common stock	(245)	(1,588)	—	—	(1,833)
Dividends ($.09 per share)	—	(7,595)	—	—	(7,595)

Balance July 31, 2013	$85,713	$475,955	$(104,067)	$(28)	$457,573

(1)

Amount includes 82,158 and 81,360 shares (in thousands) of Class A common stock with a stated value of $1 per share as of July 31, 2013 and October 31, 2012, respectively, and includes 3,555 shares (in thousands) of Class B common stock.

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$35,629	$26,919
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on dispositions	(654)	539
Non-cash restructuring charge	—	1,236
Depreciation and amortization	19,645	19,859
Non-cash interest and amortization of discount on senior convertible notes	4,340	4,127
Provision for doubtful accounts	3,377	3,041
Share-based compensation	3,021	2,630
Excess tax benefits from share-based payment arrangements	(433)	(23)
Provision for deferred income taxes	6,276	6,935
Estimated obligation to fund cemetery perpetual care trust	7	567
Other	100	90
Changes in assets and liabilities:
Increase in receivables	(5,263)	(7,380)
Increase in prepaid expenses	(1,266)	(1,165)
Increase in inventories and cemetery property	(1,141)	(5,636)
Increase (decrease) in accounts payable and accrued expenses	(1)	1,307
Federal income tax refund received	740	—
Net effect of preneed funeral production and maturities:
(Increase) decrease in preneed funeral receivables and trust investments	(8,652)	1,703
Increase (decrease) in deferred preneed funeral revenue	(1,466)	503
Increase (decrease) in deferred preneed funeral receipts held in trust	7,312	(2,959)
Net effect of preneed cemetery production and deliveries:
Decrease in preneed cemetery receivables and trust investments	677	409
Increase in deferred preneed cemetery revenue	3,428	6,398
Increase (decrease) in deferred preneed cemetery receipts held in trust	1,803	(695)
Increase in other	904	334

Net cash provided by operating activities	68,383	58,739

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities and release of restricted funds	2,264	2,006
Deposits of restricted funds and purchases of marketable securities	(10,366)	(2,036)
Proceeds from sale of assets	799	533
Purchase of subsidiaries and other investments, net of cash acquired	—	(3,113)
Additions to property and equipment	(20,913)	(16,215)
Other	104	87

Net cash used in investing activities	(28,112)	(18,738)

Cash flows from financing activities:
Repayments of long-term debt	(4)	(4)
Debt refinancing costs	—	(34)
Issuance of common stock	3,028	1,433
Purchase and retirement of common stock	(1,833)	(19,075)
Dividends	(10,995)	(9,955)
Excess tax benefits from share-based payment arrangements	433	23

Net cash used in financing activities	(9,371)	(27,612)

Net increase in cash	30,900	12,389
Cash and cash equivalents, beginning of period	68,187	65,688

Cash and cash equivalents, end of period	$99,087	$78,077

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$5,608	$2,542
Interest	$11,466	$11,452
Non-cash investing and financing activities:
Issuance of common stock to directors	$133	$437
Issuance of restricted stock, net of forfeitures	$1,491	$1,084

See accompanying notes to condensed consolidated financial statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation

(a)	The Company

Stewart Enterprises, Inc. (the “Company”) is a provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. Through its subsidiaries, the Company offers a complete line of funeral and cremation merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of July 31, 2013, the Company owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. The Company has three operating and reportable segments consisting of a funeral segment, a cemetery segment and a corporate trust management segment.

(b)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)	Interim Disclosures

The information as of July 31, 2013, and for the three and nine months ended July 31, 2013 and 2012, is unaudited but, in the opinion of management, reflects all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”).

The October 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2012 Form 10-K.

The results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2013.

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

The Company has share-based compensation plans, which are described in more detail in Note 19 to the consolidated financial statements in the Company’s 2012 Form 10-K. Stock option expense is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $469 and $358 for the three months ended July 31, 2013 and 2012, respectively, and $1,395 and $1,076 for the nine months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, there was $4,016 of total unrecognized compensation costs related to stock options that is expected to be recognized over a weighted-average period of 2.7 years. Total stock option expense for fiscal year 2013 is expected to be approximately $1,800. The expense related to restricted stock is reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings and amounted to $567 and $385 for the three months ended July 31, 2013 and 2012,

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

respectively, and $1,493 and $1,117 for the nine months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, there was $1,780 of remaining future restricted stock expense to be recognized. Total restricted stock expense for fiscal year 2013 is expected to be approximately $2,100. Under the terms of the Company’s share-based compensation plans, all unvested stock options and restricted stock become fully vested and exercisable upon a change of control with respect to the Company’s ownership.

During the nine months ended July 31, 2013, the Company issued 17,116 shares of Class A common stock which amounted to $133 and paid approximately $437 in cash to the independent directors of the Company. During the nine months ended July 31, 2012, the Company issued 67,853 shares of Class A common stock which amounted to $437 and paid approximately $133 in cash to the independent directors of the Company. The total expenses related to these annual grants are reflected in corporate general and administrative expenses in the condensed consolidated statements of earnings. All of the shares issued have a restriction requiring each independent director to hold the respective shares until completion of service as a member of the Company’s Board of Directors.

The table below presents all stock options and restricted stock granted to employees during the nine months ended July 31, 2013:

Grant Type	Number of Shares Granted	Weighted Average Price per Share	Vesting Period	Vesting Condition
Stock options	1,256,500	$7.36	Equal one-fourth portions over 4 years	Service condition
Restricted stock	516,500	$7.36	Equal one-third portions over 3 years	Market condition

The fair value of the Company’s service based stock options granted in fiscal year 2013 is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended July 31, 2013: expected dividend yield of 2.2 percent; expected volatility of 37.6 percent; risk-free interest rate of 1.1 percent; and an expected term of 6.3 years. During the nine months ended July 31, 2013, the Company granted 516,500 shares of restricted stock with market conditions based on achieving certain specified target stock prices in the fiscal years 2013, 2014 and 2015. The market condition related to fiscal year 2013 was achieved. The Company records the expense over the requisite service period.

(f)	Purchase and Retirement of Common Stock

Share repurchases are recorded at stated value with the amount in excess of stated value recorded as a reduction to additional paid-in capital. Share repurchases reduce the weighted average number of common shares outstanding during each period.

In September 2007, the Company announced a stock repurchase program, authorizing the investment of up to $25,000 in the repurchase of the Company’s common stock. The program was increased by $25,000 in December 2007, June 2008, June 2011 and September 2011, resulting in a $125,000 program. Repurchases under the program are limited to the Company’s Class A common stock, and can be made in the open market or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending upon market conditions and other factors. During the nine months ended July 31, 2013, the Company repurchased 245,118 shares of its Class A common stock for $1,826 at an average price of $7.45 per share. As of July 31, 2013, the Company has repurchased 16,172,850 shares of its Class A common stock since the start of the program for $110,381 at an average price of $6.83 per share.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

(g)	Dividends

In March 2005, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend of two and one-half cents per share of Class A and B common stock. In each of September 2009, June 2011, March 2012 and April 2013, the Company announced that it had increased its quarterly dividend rate by one half cent per share. As a result, effective April 2013, the quarterly dividend rate is four and one-half cents per share of Class A and B common stock. Although the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of the Company’s financial performance. For the nine months ended July 31, 2013 and 2012, the Company paid $10,995 and $9,955, respectively, in dividends. The Company’s Board of Directors declared its first quarter 2013 dividend in the fourth quarter of fiscal year 2012, accelerating the payment to December of 2012.

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

As of July 31, 2013 and October 31, 2012, the Company’s receivables and related allowances were as follows:

	Receivables as of July 31, 2013	Receivables as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables – at-need funeral	$7,663	$8,120
Current receivables – other	51,359	48,380
Receivables, due beyond one year – other	76,391	77,873
Preneed funeral receivables	45,520	44,959
Preneed cemetery receivables	28,862	29,594

Total	$209,795	$208,926

Total current receivables	59,022	56,500
Total noncurrent receivables	150,773	152,426

Total	$209,795	$208,926

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

Other receivables are comprised primarily of receivables related to the sale of preneed property interment rights but also include income tax receivables and trade and other receivables.

	Allowance for Doubtful Accounts and Cancellations as of July 31, 2013	Allowance for Doubtful Accounts and Cancellations as of October 31, 2012
	Ending Balance Collectively Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Current receivables allowance – at-need funeral and other	$(4,266)	$(4,059)
Receivables allowance, due beyond one year – other	(5,027)	(5,253)
Preneed funeral receivables allowance	(10,053)	(10,412)
Preneed cemetery receivables allowance	(1,699)	(2,090)

Total	$(21,045)	$(21,814)

Total current receivables allowance	(4,266)	(4,059)
Total noncurrent receivables allowance	(16,779)	(17,755)

Total	$(21,045)	$(21,814)

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2012	Charged to costs and expenses	Write-offs	Balance – July 31, 2013
Current receivables allowance– at-need funeral and other	$4,059	1,550	(1,343)	$4,266
Receivables allowance, due beyond one year – other	5,253	1,827	(2,053)	5,027

	$9,312	3,377	(3,396)	$9,293

	Allowance for Doubtful Accounts and Cancellations Rollforward
	Balance – October 31, 2011	Charged to costs and expenses	Write-offs	Balance – July 31, 2012
Current receivables allowance – at-need funeral and other	$4,626	1,316	(1,893)	$4,049
Receivables allowance, due beyond one year – other	7,118	1,725	(3,538)	5,305

	$11,744	3,041	(5,431)	$9,354

The Company establishes allowances for preneed funeral and cemetery merchandise and services trust receivables. Changes in these allowances have no effect on the condensed consolidated statement of earnings but are recorded as reductions in preneed receivables and preneed deferred revenue in the condensed consolidated balance sheet.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(1)	Basis of Presentation—(Continued)

The following summarizes the Company’s receivables aging analysis:

	Receivables Aging Analysis as of July 31, 2013
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$3,778	$1,261	$573	$2,051	$7,663
Receivables – other	111,303	3,263	2,051	11,133	127,750
Preneed funeral receivables	34,244	627	358	10,291	45,520
Preneed cemetery receivables	25,720	817	397	1,928	28,862

	$175,045	$5,968	$3,379	$25,403	$209,795

	Receivables Aging Analysis as of October 31, 2012
	1 to 30 Days	31 to 60 Days	61 to 90 Days	Greater than 90 Days	Total
Receivables – at-need funeral	$4,392	$1,274	$509	$1,945	$8,120
Receivables – other	107,602	4,239	2,491	11,921	126,253
Preneed funeral receivables	33,034	825	406	10,694	44,959
Preneed cemetery receivables	25,472	1,012	584	2,526	29,594

	$170,500	$7,350	$3,990	$27,086	$208,926

(i)	Marketable Securities

The market value of the Company’s marketable securities as of July 31, 2013 and October 31, 2012 was $19,673 and $11,514, respectively. Of the total marketable securities balance as of July 31, 2013 and October 31, 2012, $1,000 is classified as a long-term asset in “other assets” in the condensed consolidated balance sheet. The Company is required by Texas statutes to maintain a minimal capital level of $1,000, of which at least 40 percent must be in readily marketable investments. The July 31, 2013 balance consists of $16,521 of Level 1 investments and $3,152 of Level 2 investments. The October 31, 2012 balance consists of $10,999 of Level 1 investments and $515 of Level 2 investments. Level 1 investments include cash, money market and other short-term investments, common stock and mutual funds. Level 2 investments include U.S. government, agencies and municipalities and corporate bonds. See Notes 3, 4 and 5 for a discussion of the investments in the Company’s preneed funeral merchandise and services trust, preneed cemetery merchandise and services trust and cemetery perpetual care trust.

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

reclassifications out of accumulated other comprehensive income. This guidance requires prospective application for annual periods and interim periods within those annual periods beginning after December 15, 2012. The Company adopted the disclosure guidance in its first fiscal quarter beginning November 1, 2012. The adoption of this guidance had no impact on the Company’s financial condition or results of operations. See the required disclosures in Note 14.

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

In July 2013, the FASB issued ASU No. 2013-11 which amended the Income Taxes Topic of the Accounting Standards Codification to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013, which corresponds to the Company’s first fiscal quarter beginning November 1, 2014. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

(3)	Preneed Funeral Activities

The Company maintains three types of trust and escrow accounts: (1) preneed funeral merchandise and services, (2) preneed cemetery merchandise and services and (3) cemetery perpetual care. The activity of these trust and escrow accounts is detailed below and in Notes 4 and 5.

Preneed Funeral Receivables and Trust Investments

Preneed funeral receivables and trust investments represent trust assets and customer receivables related to unperformed, price-guaranteed trust-funded preneed funeral contracts. The components of preneed funeral receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2013 and October 31, 2012 are as follows:

	July 31, 2013	October 31, 2012
Trust assets	$422,053	$397,875
Receivables from customers	45,520	44,959

	467,573	442,834
Allowance for cancellations	(10,053)	(10,412)

Preneed funeral receivables and trust investments	$457,520	$432,422

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(3)	Preneed Funeral Activities—(Continued)

The cost basis and market values associated with preneed funeral merchandise and services trust assets as of July 31, 2013 are detailed below.

	July 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$21,338	$—	$—	$21,338
Long-term certificate of deposit investments	1	5,939	—	—	5,939
U.S. Government, agencies and municipalities	2	2,359	55	(21)	2,393
Corporate bonds	2	14,297	729	(9)	15,017
Preferred stocks	2	26,456	935	(1,188)	26,203
Common stocks	1	181,854	12,367	(26,219)	168,002
Mutual funds:
Equity	1	22,212	1,200	(964)	22,448
Fixed income	1	115,238	470	(4,271)	111,437
Commodity	1	9,012	—	(3,183)	5,829
Real estate investment trusts	1	8,512	333	(338)	8,507
Master limited partnerships	1	27,772	548	(28)	28,292
Preferred stock	1	105	—	(3)	102
Insurance contracts and other	3	5,136	—	—	5,136

Trust investments		$440,230	$16,637	$(36,224)	$420,643

Market value as a percentage of cost						95.6%

Accrued investment income					1,410

Trust assets					$422,053

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2013
Due in one year or less	$4,451
Due in one to five years	8,619
Due in five to ten years	3,831
Thereafter	509

$17,410

The weighted average maturity of the mutual fund-fixed income investments as of July 31, 2013 is 6.6 years.

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

The Company periodically manages a covered call program on its equity securities within the preneed funeral merchandise and services trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of July 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $282 and $379, respectively. Covered calls are included at market value in the balance sheet line “preneed funeral receivables and trust investments.” For the three months ended July 31, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($402) and $180, respectively, related to the covered call program. For the nine months ended July 31, 2013 and 2012, the Company realized trust earnings (losses) of ($625) and $336, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other funeral merchandise and services trust earnings and losses and flow through funeral revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three and nine months ended July 31, 2013, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $1,520 for the three months ended July 31, 2013 and $2,426 for the nine months ended July 31, 2013.

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

The change in the Company’s preneed funeral merchandise and services trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Fair market value, beginning balance	$5,401	$5,698	$5,540	$5,868
Total unrealized gains (losses) included in other comprehensive income(1)	(208)	56	(208)	56
Distributions and other, net	(57)	8	(196)	(162)

Fair market value, ending balance	$5,136	$5,762	$5,136	$5,762

(1)

All gains (losses) recognized in other comprehensive income for funeral trust investments are attributable to the Company’s preneed customers and are offset by a corresponding increase (decrease) in deferred preneed funeral receipts held in trust.

Activity related to preneed funeral trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2013		2012	2013		2012
Purchases	$76,924		$22,182	$209,213		$56,092
Sales	58,527		14,587	212,718		51,669
Realized gains from sales of investments	6,343		1,320	18,661		4,491
Realized losses from sales of investments and other	(1,196	)(1)	(1,605)	(4,898	)(2)	(2,709)
Interest income, dividends and other ordinary income	3,440		2,952	10,056		10,914
Deposits(3)	6,835		6,462	19,763		18,828
Withdrawals(3)	11,619		10,905	31,621		29,995

(1)

Includes $980 in losses from the sale of investments and $216 in losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(2)

Includes $2,847 in losses from the sale of investments and $2,051 in losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(3)

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

The following tables show the gross unrealized losses and fair value of the preneed funeral merchandise and services trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2013 and October 31, 2012.

	July 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$1,088	$(21)	$—	$—	$1,088	$(21)
Corporate bonds	991	(9)	—	—	991	(9)
Preferred stocks	10,180	(678)	1,915	(510)	12,095	(1,188)
Common stocks	27,624	(1,522)	61,658	(24,697)	89,282	(26,219)
Mutual funds:
Equity	6,504	(132)	2,357	(832)	8,861	(964)
Fixed income	82,391	(3,868)	1,005	(403)	83,396	(4,271)
Commodity	—	—	5,829	(3,183)	5,829	(3,183)
Real estate investment trusts	5,982	(338)	—	—	5,982	(338)
Master limited partnerships	5,769	(28)	—	—	5,769	(28)
Preferred stock	102	(3)	—	—	102	(3)

Total	$140,631	$(6,599)	$72,764	$(29,625)	$213,395	$(36,224)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Preferred stocks	$5,707	$(170)	$6,923	$(518)	$12,630	$(688)
Common stocks	34,686	(2,241)	76,621	(40,327)	111,307	(42,568)
Mutual funds:
Equity	2,467	(24)	3,363	(1,470)	5,830	(1,494)
Fixed income	7,054	(11)	3,684	(559)	10,738	(570)
Commodity	—	—	10,547	(2,864)	10,547	(2,864)
Real estate investment trusts	2,005	(9)	—	—	2,005	(9)
Master limited partnerships	5,281	(26)	—	—	5,281	(26)

Total	$57,200	$(2,481)	$101,138	$(45,738)	$158,338	$(48,219)

The unrealized losses in the preneed funeral merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at July 31, 2013, 84 percent, or $30,490 were generated by common stock and mutual fund-fixed income investments. Most of the common stock investments are part of the S&P 500 Index. The fixed income mutual funds with losses are invested mostly in investment grade bonds and include both world bond funds and domestic bond funds. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(4)	Preneed Cemetery Merchandise and Service Activities

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments represent trust assets and customer receivables for contracts sold in advance of when the merchandise or service is needed. The receivables related to the sale of preneed property interment rights are included in the Company’s current and long-term receivables. The components of preneed cemetery receivables and trust investments in the condensed consolidated balance sheets as of July 31, 2013 and October 31, 2012 are as follows:

	July 31, 2013	October 31, 2012
Trust assets	$206,402	$197,544
Receivables from customers	28,862	29,594

	235,264	227,138
Allowance for cancellations	(1,699)	(2,090)

Preneed cemetery receivables and trust investments	$233,565	$225,048

The cost basis and market values associated with the preneed cemetery merchandise and services trust assets as of July 31, 2013 are detailed below.

	July 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$4,999	$—	$—	$4,999
Long-term certificate of deposit investments	1	435	—	—	435
U.S. Government, agencies and municipalities	2	2,691	76	(35)	2,732
Corporate bonds	2	2,153	108	—	2,261
Preferred stocks	2	9,426	22	(549)	8,899
Common stocks	1	89,414	5,226	(18,508)	76,132
Mutual funds:
Equity	1	32,163	485	(5,018)	27,630
Fixed income	1	62,243	185	(1,868)	60,560
Commodity	1	8,693	—	(3,161)	5,532
Real estate investment trusts	1	3,970	36	(41)	3,965
Master limited partnerships	1	12,038	513	(8)	12,543
Preferred stock	1	44	—	(1)	43

Trust investments		$228,269	$6,651	$(29,189)	$205,731

Market value as a percentage of cost						90.1%

Accrued investment income					671

Trust assets					$206,402

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2013
Due in one year or less	$309
Due in one to five years	1,998
Due in five to ten years	2,424
Thereafter	262

$4,993

The weighted average maturity of the mutual fund-fixed income investments as of July 31, 2013 is 5.7 years.

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

The Company periodically manages a covered call program on its equity securities within the preneed cemetery merchandise and services trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of July 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $99 and $171, respectively. Covered calls are included at market value in the balance sheet line “preneed cemetery receivables and trust investments.” For the three months ended July 31, 2013 and 2012, the Company realized trust (losses) earnings of approximately ($235) and $89, respectively, related to the covered call program. For the nine months ended July 31, 2013 and 2012, the Company realized trust earnings (losses) of ($426) and $203, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery merchandise and services trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings as the underlying service or merchandise are actually performed or delivered. Although the Company realized losses associated with the covered call program for the three and nine months ended July 31, 2013, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $577 for the three months ended July 31, 2013 and $1,309 for the nine months ended July 31, 2013.

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

There are no Level 3 investments in the preneed cemetery merchandise and services trust investment portfolio.

Activity related to preneed cemetery merchandise and services trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2013		2012	2013		2012
Purchases	$30,500		$17,953	$101,144		$29,186
Sales	35,207		5,480	102,935		31,144
Realized gains from sales of investments	3,568		653	8,120		3,001
Realized losses from sales of investments and other	(1,016	)(1)	(176)	(3,412	)(2)	(381)
Interest income, dividends and other ordinary income	2,060		1,978	5,927		6,285
Deposits	4,459		4,127	13,361		12,769
Withdrawals	10,459		8,601	20,551		19,847

(1)

Includes $995 in losses from the sale of investments and $21 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(2)

Includes $2,328 in losses from the sale of investments and $1,084 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

The following tables show the gross unrealized losses and fair value of the preneed cemetery merchandise and services trust investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2013 and October 31, 2012.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(4)	Preneed Cemetery Merchandise and Service Activities—(Continued)

	July 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$1,533	$(35)	$—	$—	$1,533	$(35)
Preferred stocks	3,304	(243)	1,189	(306)	4,493	(549)
Common stocks	13,175	(834)	27,141	(17,674)	40,316	(18,508)
Mutual funds:
Equity	8,526	(312)	13,060	(4,706)	21,586	(5,018)
Fixed income	51,031	(1,868)	—	—	51,031	(1,868)
Commodity	—	—	5,532	(3,161)	5,532	(3,161)
Real estate investment trusts	1,666	(41)	—	—	1,666	(41)
Master limited partnerships	2,228	(8)	—	—	2,228	(8)
Preferred stock	43	(1)	—	—	43	(1)

Total	$81,506	$(3,342)	$46,922	$(25,847)	$128,428	$(29,189)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Common stocks	$18,856	$(1,271)	$37,775	$(26,416)	$56,631	$(27,687)
Mutual funds:
Equity	1,868	(14)	11,756	(6,239)	13,624	(6,253)
Fixed income	11,014	(16)	—	—	11,014	(16)
Commodity	—	—	6,703	(1,991)	6,703	(1,991)
Real estate investment trusts	3,007	(14)	—	—	3,007	(14)
Master limited partnerships	10,236	(67)	—	—	10,236	(67)

Total	$44,981	$(1,382)	$56,234	$(34,646)	$101,215	$(36,028)

The unrealized losses in the preneed cemetery merchandise and services trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at July 31, 2013, 81 percent, or $23,526, were generated by common stock and mutual fund-equity investments. Most of the common stock investments are part of the S&P 500 Index, and the mutual fund-equity investments are invested in small-cap, mid-cap and international mutual funds that are highly diversified. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

(5)	Cemetery Interment Rights and Perpetual Care Trusts

Earnings from cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized as current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. Recognized earnings related to these cemetery perpetual care trust investments were $2,433 and $1,815 for the three months ended July 31, 2013 and 2012, respectively, and $10,690 and $7,098 for the nine months ended July 31, 2013 and 2012, respectively.

The cost basis and market values of the trust investments held by the cemetery perpetual care trusts as of July 31, 2013 are detailed below.

	July 31, 2013
	Fair Value Hierarchy Level	Cost Basis	Unrealized Gains	Unrealized Losses	Market
Cash, money market and other short-term investments	1	$21,349	$—	$—	$21,349
U.S. Government, agencies and municipalities	2	6,331	151	(63)	6,419
Corporate bonds	2	22,645	839	(315)	23,169
Preferred stocks	2	24,527	1,679	(1,251)	24,955
Common stocks	1	69,967	6,036	(11,681)	64,322
Mutual funds:
Equity	1	17,708	2,806	(349)	20,165
Fixed income	1	94,938	373	(3,750)	91,561
Commodity	1	4,615	—	(1,186)	3,429
Real estate investment trusts	1	7,981	1,016	(80)	8,917
Preferred stock	1	10,862	—	(285)	10,577
Other	3	41	—	—	41

Trust investments		$280,964	$12,900	$(18,960)	$274,904

Market value as a percentage of cost						97.8%

Accrued investment income					987

Trust assets					$275,891

The estimated maturities and market values of debt securities included above are as follows:

July 31, 2013
Due in one year or less	$2,090
Due in one to five years	14,537
Due in five to ten years	9,075
Thereafter	3,886

$29,588

The weighted average maturity of the mutual fund-fixed income investments as of July 31, 2013 is 5.5 years.

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

The Company periodically manages a covered call program on its equity securities within the cemetery perpetual care trust in order to reduce the exposure to and volatility of equity securities as well as provide an opportunity for additional income. As of July 31, 2013 and October 31, 2012, the Company had outstanding covered calls with a market value of $115 and $131, respectively. Covered calls are included at market value in the balance sheet line “cemetery perpetual care trust investments.” For the three months ended July 31, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($186) and $73, respectively, related to the covered call program. For the nine months ended July 31, 2013 and 2012, the Company realized trust earnings (losses) of approximately ($305) and $147, respectively, related to the covered call program. These trust earnings and losses are accounted for in the same manner as other cemetery perpetual care trust earnings and losses and flow through cemetery revenue in the condensed consolidated statements of earnings. Although the Company realized losses associated with the covered call program for the three and nine months ended July 31, 2013, it continues to hold the underlying securities against which these covered calls were issued; these underlying securities appreciated in value by $385 for the three months ended July 31, 2013 and $899 for the nine months ended July 31, 2013.

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

The change in the Company’s cemetery perpetual care trust investments with significant unobservable inputs (Level 3) is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Fair market value, beginning balance	$47	$48	$47	$48
Total unrealized losses included in other comprehensive income(1)	(6)	(1)	(6)	(1)

Fair market value, ending balance	$41	$47	$41	$47

(1)

All gains (losses) recognized in other comprehensive income for perpetual care trust investments are attributable to the Company’s customers and are offset by a corresponding increase (decrease) in perpetual care trusts’ corpus.

In states where the Company withdraws and recognizes capital gains in its cemetery perpetual care trusts, if it realizes subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets is less than the aggregate amounts required to be contributed to the trust, some states may require the Company to make cash deposits to the trusts or may require the Company to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2013 and October 31, 2012, the Company had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $11,950 and $11,965, respectively. The Company recorded an additional $7 and $567 for the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust for the nine months ended July 31, 2013 and 2012, respectively. The Company had earnings of $4 and $0 for the three months ended July 31, 2013 and 2012, respectively, and $22 and $520 for the nine months ended July 31, 2013 and 2012, respectively, within the trusts that it did not withdraw from the trusts in order to satisfy a portion of its estimated probable funding obligation. In those states where realized net capital gains have not been withdrawn, the Company believes it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of $1,206; no charge has been recorded for these amounts as of July 31, 2013.

Activity related to preneed cemetery perpetual care trust investments is as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2013		2012	2013		2012
Purchases	$63,372		$19,529	$184,608		$83,809
Sales	62,160		18,313	190,079		75,211
Realized gains from sales of investments	2,967		660	10,069		4,715
Realized losses from sales of investments and other	(252	)(1)	(963)	(1,734	)(2)	(2,902)
Interest income, dividends and other ordinary income	2,524		2,523	8,555		7,958
Deposits	2,857		2,180	6,675		6,849
Withdrawals	3,270		2,299	9,904		7,211

(1)

Includes $223 in losses from the sale of investments and $29 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

(2)

Includes $604 in losses from the sale of investments and $1,130 in the losses related to certain investments that the Company determined it no longer had the ability and intent to hold until they recover in value.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(5)	Cemetery Interment Rights and Perpetual Care Trusts—(Continued)

During the three months ended July 31, 2013 and 2012, cemetery revenues were $58,366 and $60,356, respectively, of which $2,244 and $2,373, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses. During the nine months ended July 31, 2013 and 2012, cemetery revenues were $174,592 and $173,015, respectively, of which $6,558 and $6,701, respectively, were required to be placed into perpetual care trusts and were recorded as revenues and expenses.

The following tables show the gross unrealized losses and fair value of the cemetery perpetual care trust investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2013 and October 31, 2012.

	July 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government, agencies and municipalities	$2,975	$(63)	$—	$—	$2,975	$(63)
Corporate bonds	7,790	(315)	—	—	7,790	(315)
Preferred stocks	10,521	(400)	3,443	(851)	13,964	(1,251)
Common stocks	15,753	(820)	22,636	(10,861)	38,389	(11,681)
Mutual funds:
Equity	202	(8)	1,395	(341)	1,597	(349)
Fixed income	53,858	(2,254)	12,273	(1,496)	66,131	(3,750)
Commodity	1,168	(253)	2,261	(933)	3,429	(1,186)
Real estate investment trusts	1,384	(80)	—	—	1,384	(80)
Preferred stock	10,576	(285)	—	—	10,576	(285)

Total	$104,227	$(4,478)	$42,008	$(14,482)	$146,235	$(18,960)

	October 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Corporate bonds	$4,736	$(80)	$276	$(748)	$5,012	$(828)
Preferred stocks	4,076	(54)	6,492	(2,015)	10,568	(2,069)
Common stocks	19,623	(704)	32,424	(18,736)	52,047	(19,440)
Mutual funds:
Equity	3,405	(40)	1,169	(481)	4,574	(521)
Fixed income	7,267	(12)	14,517	(701)	21,784	(713)
Commodity	2,559	(234)	1,539	(229)	4,098	(463)
Real estate investment trusts	2,106	(15)	—	—	2,106	(15)

Total	$43,772	$(1,139)	$56,417	$(22,910)	$100,189	$(24,049)

The unrealized losses in the cemetery perpetual care trust portfolio are not considered to be other than temporary. For a discussion of the Company’s policies for determining whether a security is other-than-temporarily impaired, see Note 2(k) to the consolidated financial statements in the Company’s 2012 Form 10-K. Of the total unrealized losses at July 31, 2013, 81 percent, or $15,431, were generated by common stock and mutual fund-fixed income investments. Most of the common stock investments are part of the S&P 500 Index. The fixed income mutual funds with losses are invested mostly in investment grade bonds and include both world bond funds and domestic bond funds. The Company generally expects its portfolio performance to improve if the performance of the overall financial market improves, but would also expect its performance to deteriorate if the overall financial market declines. The Company believes it has the intent and ability to hold these investments until they recover in value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(6)	Deferred Preneed Funeral and Cemetery Receipts Held in Trust and Perpetual Care Trusts’ Corpus

The components of deferred preneed funeral and cemetery receipts held in trust in the condensed consolidated balance sheet at July 31, 2013 are as follows:

	Deferred Receipts Held in Trust
	Preneed Funeral	Preneed Cemetery	Total
Trust assets at market value	$422,053	$206,402	$628,455
Less:
Pending withdrawals	(8,270)	(3,159)	(11,429)
Pending deposits	2,339	1,474	3,813

Deferred receipts held in trust	$416,122	$204,717	$620,839

The components of perpetual care trusts’ corpus in the condensed consolidated balance sheet at July 31, 2013 are as follows:

Perpetual Care Trusts’ Corpus
Trust assets at market value	$275,891
Less:
Pending withdrawals	(2,958)
Pending deposits	285

Perpetual care trusts’ corpus	$273,218

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

Investment and other income, net

The components of investment and other income, net in the condensed consolidated statements of earnings for the three and nine months ended July 31, 2013 and 2012 are detailed below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Realized gains from sales of investments	$12,878	$2,633	$36,850	$12,207
Realized losses from sales of investments and other	(2,464)	(2,744)	(10,044)	(5,992)
Interest income, dividends and other ordinary income	8,024	7,453	24,538	25,157
Trust expenses and income taxes	(4,093)	(2,966)	(11,076)	(8,792)

Net trust investment income	14,345	4,376	40,268	22,580
Reclassification to deferred preneed funeral and cemetery receipts held in trust	(10,539)	(3,112)	(27,103)	(15,802)
Reclassification to perpetual care trusts’ corpus	(3,806)	(1,264)	(13,165)	(6,778)

Total deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	—	—	—	—
Investment and other income (expense), net	(2)	57	160	148

Total investment and other income, net	$(2)	$57	$160	$148

(7)	Commitments and Contingencies

Litigation

On June 13, 2013, a putative class action was filed in the Civil District Court of the Parish of Orleans by Karen Moulton, an alleged shareholder of the Company (Karen Moulton, Individually and on Behalf of All Others Similarly Situated v. Stewart Enterprises, Inc. et al., Case No. 2013-5636). A subsequent similar suit and interventions have been consolidated with the Moulton case.

The lawsuit alleges, among other things, (i) the Company’s board of directors breached its fiduciary duties by conducting a conflicted process to sell the Company, by agreeing to inadequate consideration, and by agreeing to terms in the merger agreement that impose deal protection devices that preclude other bidders from making a successful competing offer, (ii) the Company’s board of directors breached its fiduciary duties by failing to disclose material information concerning the proposed transaction, and (iii) that Stewart Enterprises, Inc., Service Corporation International and Rio Acquisition Corp. aided and abetted the breaches of fiduciary duty. The lawsuit seeks to enjoin the merger, and award the plaintiffs costs, including reasonable attorneys’ fees.

The Company and director defendants believe that the lawsuit is without merit and intend to defend themselves vigorously.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(7)	Commitments and Contingencies—(Continued)

On August 9, 2013, the court denied the plaintiffs’ request for a preliminary injunction to enjoin the special meeting of shareholders on August 13, 2013.

The Company is a defendant in a variety of other litigation matters that have arisen in the ordinary course of business, which are covered by insurance or otherwise not considered to be material. The Company carries insurance with coverages and coverage limits that it believes to be adequate.

Other Commitments and Contingencies

In those states where the Company has withdrawn realized net capital gains in the past from its cemetery perpetual care trusts, regulators may seek replenishment of subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they restore the initial corpus. As of July 31, 2013, the Company had $11,950 recorded as a liability for the estimated probable funding obligation. As of July 31, 2013, the Company had net unrealized losses of approximately $11,491 in the cemetery perpetual care trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in an additional corresponding funding liability and increase in cemetery costs.

From time to time, contracts are presented to the Company relating to contracts sold prior to the time the Company acquired certain businesses for which the Company was previously unaware. In addition, from time to time, the Company has identified in its backlog certain contracts in which services or merchandise have previously been delivered but the revenue was not yet recognized. Using historical trends and statistical analyses, the Company has recorded for these items $0 and an estimated net debit of approximately $0.3 million as of July 31, 2013 and October 31, 2012, respectively.

The Company is required to maintain a bond ($18,797 and $23,456 as of July 31, 2013 and October 31, 2012, respectively) to guarantee its obligations relating to funds the Company withdrew in fiscal year 2001 from its preneed funeral trusts in Florida. This amount would become senior secured debt if the Company was required to borrow funds under the senior secured revolving credit facility and return to the trusts the amounts it previously withdrew that relate to the remaining undelivered preneed contracts in lieu of this bond.

(8)	Reconciliation of Basic and Diluted Per Share Data

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended July 31, 2013
Earnings from continuing operations	$8,277
Allocation of earnings to nonvested restricted stock	(90)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$8,187	84,692	$.10

Effect of dilutive securities:
Stock options assumed exercised		1,260

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$8,187	85,952	$.10

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Three Months Ended July 31, 2012
Earnings from continuing operations	$9,896
Allocation of earnings to nonvested restricted stock	(87)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$9,809	85,798	$.11

Effect of dilutive securities:
Stock options assumed exercised		380

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$9,809	86,178	$.11

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended July 31, 2013
Earnings from continuing operations	$35,686
Allocation of earnings to nonvested restricted stock	(388)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$35,298	84,533	$.42

Effect of dilutive securities:
Stock options assumed exercised		849

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$35,298	85,382	$.41

	Earnings (Numerator)	Shares (Denominator)	Per Share Data
Nine Months Ended July 31, 2012
Earnings from continuing operations	$28,340
Allocation of earnings to nonvested restricted stock	(251)

Basic earnings per common share:
Earnings from continuing operations available to common shareholders	$28,089	86,295	$.32

Effect of dilutive securities:
Stock options assumed exercised		324

Diluted earnings per common share:
Earnings from continuing operations available to common shareholders plus stock options assumed exercised	$28,089	86,619	$.32

During the three and nine months ended July 31, 2013, all stock options were dilutive.

Options to purchase 390,290 shares of common stock at prices ranging from $6.83 to $8.47 per share for the three months ended July 31, 2012 and options to purchase 877,683 shares of common stock at prices ranging from $6.33 to $8.47 per share for the nine months ended July 31, 2012 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for those periods. Additionally, weighted average shares outstanding for the three and nine months ended July 31, 2012 exclude the effect of approximately 2,140,192 and 1,936,384 options respectively, because such options were not dilutive.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(8)	Reconciliation of Basic and Diluted Per Share Data—(Continued)

For the three and nine months ended July 31, 2013 and 2012, all of the outstanding 94,500 market based stock options were dilutive as the respective market conditions had been previously achieved.

For the three and nine months ended July 31, 2013, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 12,161,253 shares of Class A common stock under the common stock warrants associated with the June 2007 senior convertible debt transaction were not dilutive. For the three and nine months ended July 31, 2012, a maximum of 13,153,500 shares of the Company’s Class A common stock related to the senior convertible notes and a maximum of 12,033,253 shares of Class A common stock under the associated common stock warrants were also not dilutive.

The Company includes Class A and Class B common stock in its diluted shares calculation. As of July 31, 2013, the Company’s Chairman, Frank B. Stewart, Jr., was the record holder of all of the Company’s shares of Class B common stock. The Company’s Class A and B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is automatically converted into one share of Class A common stock upon transfer to persons other than certain affiliates of Frank B. Stewart, Jr.

(9)	Segment Data

The Company has determined that management’s approach to operating the business indicates that there are three operating and reportable segments: a funeral segment, a cemetery segment and a corporate trust management segment. The Company does not aggregate its operating segments. Therefore, its operating and reportable segments are the same. The tables below present information about reported segments for the three and nine months ended July 31, 2013 and 2012 for the Company’s continuing operations.

	Total Revenue		Total Revenue
	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2013	Nine Months Ended July 31, 2012
Funeral	$64,608	$65,468	$209,243	$201,960
Cemetery(1)	55,410	57,918	166,034	165,809
Corporate Trust Management(2)	7,044	5,853	21,319	18,892

Total	$127,062	$129,239	$396,596	$386,661

	Total Gross Profit		Total Gross Profit
	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2013	Nine Months Ended July 31, 2012
Funeral	$10,108	$12,628	$41,644	$41,973
Cemetery(1)	6,501	9,061	25,957	22,019
Corporate Trust Management(2)	6,586	5,297	19,877	17,528

Total	$23,195	$26,986	$87,478	$81,520

(1)

Perpetual care trust earnings are included in the revenues and gross profit of the cemetery segment and amounted to $2,433 and $1,815 for the three months ended July 31, 2013 and 2012, respectively, and $10,690 and $7,098 for the nine months ended July 31, 2013 and 2012, respectively.

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

market value of the assets managed and are paid by the trusts to the Company’s subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by the Company’s respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. Trust management fees included in funeral revenue for the three months ended July 31, 2013 and 2012 were $1,860 and $1,335, respectively, and funeral trust earnings recognized with respect to preneed contracts delivered included in funeral revenue for the three months ended July 31, 2013 and 2012 were $2,227 and $2,080, respectively. Trust management fees included in cemetery revenue for the three months ended July 31, 2013 and 2012 were $2,174 and $1,555, respectively, and cemetery trust earnings recognized with respect to preneed contracts delivered included in cemetery revenue for the three months ended July 31, 2013 and 2012 were $783 and $883, respectively.

Trust management fees included in funeral revenue for the nine months ended July 31, 2013 and 2012 were $5,271 and $3,993, respectively, and funeral trust earnings for the nine months ended July 31, 2013 and 2012 were $7,490 and $7,693, respectively. Trust management fees included in cemetery revenue for the nine months ended July 31, 2013 and 2012 were $6,077 and $4,649, respectively, and cemetery trust earnings for the nine months ended July 31, 2013 and 2012 were $2,481 and $2,557, respectively.

A reconciliation of total segment gross profit to total earnings from continuing operations before income taxes for the three and nine months ended July 31, 2013 and 2012 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Gross profit for reportable segments	$23,195	$26,986	$87,478	$81,520
Corporate general and administrative expenses	(6,386)	(7,326)	(20,294)	(20,264)
Merger-related costs	(3,126)	—	(3,715)	—
Restructuring and other charges	—	(305)	(81)	(2,852)
Net gain on dispositions	—	—	742	332
Other operating income, net	568	191	1,688	773
Interest expense	(5,922)	(5,873)	(17,794)	(17,544)
Investment and other income (expense), net	(2)	57	160	148

Earnings from continuing operations before income taxes	$8,327	$13,730	$48,184	$42,113

The table below presents total net preneed merchandise and services sales for the three and nine months ended July 31, 2013 and 2012.

	Total Net Preneed Merchandise and Service Sales(1)		Total Net Preneed Merchandise and Service Sales(1)
	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2013	Nine Months Ended July 31, 2012
Funeral	$27,440	$28,013	$75,596	$79,714
Cemetery	13,002	12,949	35,418	38,109

Total	$40,442	$40,962	$111,014	$117,823

(1)

Preneed sales amounts represent total preneed funeral trust and insurance sales and cemetery service and merchandise trust sales generated in the applicable period, net of cancellations. Preneed funeral and cemetery merchandise and service sales are deferred until a future period and have no impact on current revenues.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(10)	Supplementary Information

The detail of certain income statement accounts is as follows for the three and nine months ended July 31, 2013 and 2012.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Service revenue
Funeral	$47,057	$47,688	$152,016	$146,675
Cemetery	16,626	14,459	54,736	45,706

	63,683	62,147	206,752	192,381
Merchandise revenue
Funeral	19,338	19,333	63,321	61,265
Cemetery	38,365	42,781	109,982	117,514

	57,703	62,114	173,303	178,779
Other revenue
Funeral	2,301	1,862	6,667	5,706
Cemetery	3,375	3,116	9,874	9,795

	5,676	4,978	16,541	15,501

Total revenue	$127,062	$129,239	$396,596	$386,661

Service costs
Funeral	$17,865	$16,535	$54,071	$50,032
Cemetery	12,353	11,024	36,072	31,891

	30,218	27,559	90,143	81,923
Merchandise costs
Funeral	13,900	13,292	43,452	41,216
Cemetery	22,159	24,181	61,200	70,266

	36,059	37,473	104,652	111,482
Facility expenses
Funeral	22,949	23,301	70,776	69,437
Cemetery	14,641	13,920	43,547	42,299

	37,590	37,221	114,323	111,736

Total costs	$103,867	$102,253	$309,118	$305,141

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes

The following tables present the condensed consolidating historical financial statements as of July 31, 2013 and October 31, 2012 and for the three and nine months ended July 31, 2013 and 2012, for the direct and indirect domestic subsidiaries of the Company that serve as guarantors of the Company’s 6.50 percent senior notes and its 3.125 percent and 3.375 percent senior convertible notes, and the financial results of the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes include the Puerto Rican subsidiaries, Investors Trust, Inc. and certain immaterial domestic subsidiaries that are not 100 percent owned, or are prohibited by law from guaranteeing the 6.50 percent senior notes and senior convertible notes. The guarantor subsidiaries of the 6.50 percent senior notes and senior convertible notes are 100 percent-owned directly or indirectly by the Company. The guarantees are full and unconditional and joint and several. In the condensed consolidating statements of earnings, corporate general and administrative expenses and interest expense of the parent are presented net of amounts charged to the guarantor and non-guarantor subsidiaries. All amounts reported as interest expense on the guarantor and non-guarantor subsidiaries are amounts charged by the parent.

Condensed Consolidating Statements of Earnings

	Three Months Ended July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,247	$5,449	$—	$68,696
Cemetery	—	52,266	6,100	—	58,366

	—	115,513	11,549	—	127,062

Costs and expenses:
Funeral	—	51,095	3,619	—	54,714
Cemetery	—	44,648	4,505	—	49,153

	—	95,743	8,124	—	103,867

Gross profit	—	19,770	3,425	—	23,195
Corporate general and administrative expenses	(6,386)	—	—	—	(6,386)
Merger-related costs	(3,126)	—	—	—	(3,126)
Other operating income, net	48	471	49	—	568

Operating earnings (loss)	(9,464)	20,241	3,474	—	14,251
Interest expense	(2,981)	(2,766)	(175)	—	(5,922)
Investment and other income (expense), net	(15)	—	13	—	(2)
Equity in subsidiaries	15,198	226	—	(15,424)	—

Earnings from continuing operations before income taxes	2,738	17,701	3,312	(15,424)	8,327
Income tax expense (benefit)	(5,539)	7,441	(1,852)	—	50

Net earnings	$8,277	$10,260	$5,164	$(15,424)	$8,277

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Three Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$63,813	$5,070	$—	$68,883
Cemetery	—	54,252	6,104	—	60,356

	—	118,065	11,174	—	129,239

Costs and expenses:
Funeral	—	49,452	3,676	—	53,128
Cemetery	—	44,372	4,753	—	49,125

	—	93,824	8,429	—	102,253

Gross profit	—	24,241	2,745	—	26,986
Corporate general and administrative expenses	(7,326)	—	—	—	(7,326)
Restructuring and other charges	(305)	—	—	—	(305)
Other operating income, net	10	126	55	—	191

Operating earnings (loss)	(7,621)	24,367	2,800	—	19,546
Interest expense	(1,869)	(3,669)	(335)	—	(5,873)
Investment and other income, net	57	—	—	—	57
Equity in subsidiaries	15,417	607	—	(16,024)	—

Earnings from continuing operations before income taxes	5,984	21,305	2,465	(16,024)	13,730
Income tax expense (benefit)	(3,654)	6,411	1,077	—	3,834

Earnings from continuing operations	9,638	14,894	1,388	(16,024)	9,896

Discontinued operations:
Loss from discontinued operations before income taxes	—	(380)	—	—	(380)
Income tax benefit	—	(122)	—	—	(122)

Loss from discontinued operations	—	(258)	—	—	(258)

Net earnings	$9,638	$14,636	$1,388	$(16,024)	$9,638

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Nine Months Ended July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$205,480	$16,524	$—	$222,004
Cemetery	—	156,066	18,526	—	174,592

	—	361,546	35,050	—	396,596

Costs and expenses:
Funeral	—	157,099	11,200	—	168,299
Cemetery	—	127,330	13,489	—	140,819

	—	284,429	24,689	—	309,118

Gross profit	—	77,117	10,361	—	87,478
Corporate general and administrative expenses	(20,294)	—	—	—	(20,294)
Merger-related costs	(3,715)	—	—	—	(3,715)
Restructuring and other charges	(81)	—	—	—	(81)
Net gain on dispositions	—	742	—	—	742
Other operating income, net	80	1,445	163	—	1,688

Operating earnings (loss)	(24,010)	79,304	10,524	—	65,818
Interest expense	(8,708)	(8,577)	(509)	—	(17,794)
Investment and other income, net	109	—	51	—	160
Equity in subsidiaries	55,513	802	—	(56,315)	—

Earnings from continuing operations before income taxes	22,904	71,529	10,066	(56,315)	48,184
Income tax expense (benefit)	(12,725)	24,779	444	—	12,498

Earnings from continuing operations	35,629	46,750	9,622	(56,315)	35,686

Discontinued operations:
Loss from discontinued operations before income taxes	—	(88)	—	—	(88)
Income tax benefit	—	(31)	—	—	(31)

Loss from discontinued operations	—	(57)	—	—	(57)

Net earnings	$35,629	$46,693	$9,622	$(56,315)	$35,629

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Earnings

	Nine Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Funeral	$—	$198,789	$14,857	$—	$213,646
Cemetery	—	155,460	17,555	—	173,015

	—	354,249	32,412	—	386,661

Costs and expenses:
Funeral	—	150,421	10,264	—	160,685
Cemetery	—	131,144	13,312	—	144,456

	—	281,565	23,576	—	305,141

Gross profit	—	72,684	8,836	—	81,520
Corporate general and administrative expenses	(20,264)	—	—	—	(20,264)
Restructuring and other charges	(1,616)	(1,071)	(165)	—	(2,852)
Net gain on dispositions	—	332	—	—	332
Other operating income, net	67	529	177	—	773

Operating earnings (loss)	(21,813)	72,474	8,848	—	59,509
Interest expense	(5,212)	(11,296)	(1,036)	—	(17,544)
Investment and other income, net	148	—	—	—	148
Equity in subsidiaries	42,487	1,161	—	(43,648)	—

Earnings from continuing operations before income taxes	15,610	62,339	7,812	(43,648)	42,113
Income tax expense (benefit)	(11,309)	22,224	2,858	—	13,773

Earnings from continuing operations	26,919	40,115	4,954	(43,648)	28,340

Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,065)	—	—	(2,065)
Income tax benefit	—	(644)	—	—	(644)

Loss from discontinued operations	—	(1,421)	—	—	(1,421)

Net earnings	$26,919	$38,694	$4,954	$(43,648)	$26,919

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$8,277	$10,260	$5,164	$(15,424)	$8,277
Unrealized depreciation of investments, net of tax	(66)	—	(23)	23	(66)

Comprehensive income	$8,211	$10,260	$5,141	$(15,401)	$8,211

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$9,638	$14,636	$1,388	$(16,024)	$9,638
Unrealized appreciation of investments, net of tax	15	—	15	(15)	15

Comprehensive income	$9,653	$14,636	$1,403	$(16,039)	$9,653

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$35,629	$46,693	$9,622	$(56,315)	$35,629
Unrealized depreciation of investments, net of tax	(70)	—	(15)	15	(70)

Comprehensive income	$35,559	$46,693	$9,607	$(56,300)	$35,559

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended July 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$26,919	$38,694	$4,954	$(43,648)	$26,919
Unrealized appreciation of investments, net of tax	23	—	23	(23)	23

Comprehensive income	$26,942	$38,694	$4,977	$(43,671)	$26,942

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Balance Sheets

	July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$94,997	$2,580	$1,510	$—	$99,087
Restricted cash and cash equivalents	6,250	—	—	—	6,250
Marketable securities	17,856	—	817	—	18,673
Receivables, net of allowances	2,353	45,550	6,853	—	54,756
Inventories	214	33,237	2,657	—	36,108
Prepaid expenses	1,531	3,043	1,614	—	6,188
Deferred income taxes, net	5,122	11,945	667	—	17,734
Intercompany receivables	1,784	—	—	(1,784)	—

Total current assets	130,107	96,355	14,118	(1,784)	238,796
Receivables due beyond one year, net of allowances	—	60,324	11,040	—	71,364
Preneed funeral receivables and trust investments	—	447,504	10,016	—	457,520
Preneed cemetery receivables and trust investments	—	226,389	7,176	—	233,565
Goodwill	—	229,749	19,835	—	249,584
Cemetery property, at cost	—	367,699	35,031	—	402,730
Property and equipment, at cost	59,863	513,654	44,636	—	618,153
Less accumulated depreciation	48,800	255,734	21,482	—	326,016

Net property and equipment	11,063	257,920	23,154	—	292,137
Deferred income taxes, net	7,841	50,771	10,712	—	69,324
Cemetery perpetual care trust investments	—	261,368	14,523	—	275,891
Other assets	7,192	3,813	1,024	—	12,029
Intercompany receivables	557,644	—	—	(557,644)	—
Equity in subsidiaries	105,291	11,872	—	(117,163)	—

Total assets	$819,138	$2,013,764	$146,629	$(676,591)	$2,302,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$83,940	$—	$—	$—	$83,940
Accounts payable, accrued expenses and other current liabilities	16,527	71,849	4,003	—	92,379
Intercompany payables	—	—	1,784	(1,784)	—

Total current liabilities	100,467	71,849	5,787	(1,784)	176,319
Long-term debt, less current maturities	241,192	—	—	—	241,192
Deferred income taxes, net	—	4,191	577	—	4,768
Intercompany payables	—	550,358	7,286	(557,644)	—
Deferred preneed funeral revenue	—	190,973	47,948	—	238,921
Deferred preneed cemetery revenue	—	239,238	29,537	—	268,775
Deferred preneed funeral and cemetery receipts held in trust	—	612,283	8,556	—	620,839
Perpetual care trusts’ corpus	—	258,712	14,506	—	273,218
Other long-term liabilities	19,906	1,429	—	—	21,335

Total liabilities	361,565	1,929,033	114,197	(559,428)	1,845,367

Common stock	85,713	102	376	(478)	85,713
Other	371,888	84,629	32,062	(116,691)	371,888
Accumulated other comprehensive loss	(28)	—	(6)	6	(28)

Total shareholders’ equity	457,573	84,731	32,432	(117,163)	457,573

Total liabilities and shareholders’ equity	$819,138	$2,013,764	$146,629	$(676,591)	$2,302,940

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(11)	Condensed Consolidating Financial Statements of Guarantors of Senior Notes and Senior Convertible Notes—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended July 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$656	$59,264	$8,463	$—	$68,383

Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	2,014	—	250	—	2,264
Purchases of marketable securities	(9,978)	—	(388)	—	(10,366)
Proceeds from sale of assets	—	799	—	—	799
Additions to property and equipment	(2,582)	(17,596)	(735)	—	(20,913)
Other	—	103	1	—	104

Net cash used in investing activities	(10,546)	(16,694)	(872)	—	(28,112)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—	—	—	(4)
Intercompany receivables (payables)	48,536	(41,023)	(7,513)	—	—
Issuance of common stock	3,028	—	—	—	3,028
Purchase and retirement of common stock	(1,833)	—	—	—	(1,833)
Dividends	(10,995)	—	—	—	(10,995)
Excess tax benefits from share-based payment arrangements	433	—	—	—	433

Net cash provided by (used in) financing activities	39,165	(41,023)	(7,513)	—	(9,371)

Net increase in cash	29,275	1,547	78	—	30,900
Cash and cash equivalents, beginning of period	65,722	1,033	1,432	—	68,187

Cash and cash equivalents, end of period	$94,997	$2,580	$1,510	$—	$99,087

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

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(12)	Definitive Merger Agreement

On May 29, 2013, the Company announced that it has entered into a definitive merger agreement with Service Corporation International. Pursuant to the agreement, holders of the Company’s Class A and Class B common stock will receive $13.25 in cash for each share of common stock they hold. The transaction is subject to the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) or of any agreement with the Federal Trade Commission (“FTC”) not to complete the merger. On July 17, 2013, the Company announced that it and SCI had received second requests from the FTC, which extend the waiting period under the HSR Act until the 30th day after substantial compliance by SCI and the Company with the requests, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Subsequently, the Company and SCI have entered into an agreement with the FTC not to consummate the merger prior to 90 days after both SCI and Stewart certify substantial compliance with the second request, or December 13, 2013, whichever is earlier. The Company is preparing responses to the second request, and the proposed transaction is expected to close in late calendar year 2013 or early 2014. The Company’s shareholders voted on August 13, 2013 to approve this agreement. During the three and nine months ended July 31, 2013, the Company incurred $3,126 and $3,715, respectively, in merger-related costs which consist primarily of financial advisory and legal fees.

(13)	Dispositions

During the nine months ended July 31, 2013 and 2012, the Company recorded net gains on dispositions of $742 and $332, respectively, due to the sale of funeral homes.

In April 2012, the Company designated a business as held for sale, recorded impairment charges related to the business and classified its operations as discontinued operations for all periods presented. The loss from discontinued operations before income taxes for the three months ended July 31, 2013 and 2012 was $0 and $380, respectively, and for the nine months ended July 31, 2013 and 2012 was $88 and $2,065, respectively.

(14)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2012	$42
Unrealized depreciation of investments, net of deferred tax benefit of $40	(70)
Reduction in net unrealized losses associated with available-for-sale securities of the trusts	34,930
Reclassification of the net unrealized losses activity attributable to the deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus	(34,930)

Balance as of July 31, 2013	$(28)

(15)	Restructuring and Other Charges

In April 2012, the Company announced an organizational restructuring as well as a separate workforce reduction. The organizational restructuring involved the integration of management of operations and sales and a complete restructuring of the Company’s sales force. The Company realigned its geographic regions and appointed one regional vice president who is responsible for funeral and cemetery operations and sales in each region. Formerly, the Company had different managers responsible for operations and sales. In addition, the Company engaged in an across-the-board redesign of its sales organization. The Company eliminated layers of sales management, redefined sales roles, and in the first quarter of fiscal year 2013, completed the restructuring with the implementation of a new sales compensation program. Separately in April 2012, the Company reduced its workforce by approximately 60 employees, primarily in corporate support services. Total expenses related to the organizational restructuring and workforce reduction consisted primarily of separation pay and termination benefits and other non-cash asset impairments associated with the sales restructuring. The Company recorded $3,291 in charges related to the restructuring and workforce reduction during the year ended October 31, 2012 and $81 during the nine months ended July 31, 2013. These charges are in the “restructuring and other charges” line in the

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(15)	Restructuring and Other Charges—(Continued)

condensed consolidated statements of earnings. As of July 31, 2013, the Company does not expect to incur any material additional costs related to the restructuring. The following table summarizes the activity related to the restructuring liability for the nine months ended July 31, 2013:

Restructuring liability as of October 31, 2012	$206
Additional restructuring costs incurred	81
Cash payments	(287)

Restructuring liability as of July 31, 2013	$—

(16)	Long-term Debt

	July 31, 2013	October 31, 2012
Long-term debt:
3.125% senior convertible notes due 2014, net of unamortized discount of $2,482 and $4,757 as of July 31, 2013 and October 31, 2012, respectively	$83,934	$81,659
3.375% senior convertible notes due 2016, net of unamortized discount of $3,996 and $4,965 as of July 31, 2013 and October 31, 2012, respectively	41,123	40,154
Senior secured revolving credit facility	—	—
6.50% senior notes due 2019	200,000	200,000
Other, principally seller financing of acquired operations or assumption upon acquisition, weighted average interest rate of 8.0% as of July 31, 2013 and October 31, 2012, partially secured by assets of subsidiaries, with maturities through 2022	75	80

Total long-term debt	325,132	321,893
Less current maturities	83,940	6

	$241,192	$321,887

Fair Value

As of July 31, 2013, the carrying values of the Company’s 3.125 percent senior convertible notes due 2014 (the “2014 Notes”) and 3.375 percent senior convertible notes due 2016 (the “2016 Notes”), including accrued interest, were $84,054 and $41,191, respectively, compared to fair values of $106,736 and $58,553, respectively. The aggregate principal amounts outstanding of the 2014 Notes and 2016 Notes as of July 31, 2013 were $86,416 and $45,119, respectively. As of July 31, 2013, the carrying value of the Company’s 6.50 percent senior notes due 2019, including accrued interest, was $203,792 compared to a fair value of $217,069. Fair values were determined using quoted market prices for those securities and are classified within Level 1 of the three-level valuation hierarchy.

Senior Notes

On June 12, 2013, after receiving the required consent of the holders of the 6.50 percent senior notes due 2019 (the “senior notes”), the Company and trustee entered into a supplemental indenture amending the indenture for the senior notes to waive the requirement for a change of control offer upon completion of the merger and providing that the Company’s obligations to deliver quarterly and annual financial information and other reports to the trustee under the indenture will be satisfied by the delivery of Service Corporation International’s (“SCI”) filings with the Securities and Exchange Commission for so long as SCI guarantees the senior notes. SCI has agreed to guarantee the senior notes promptly following completion of the merger. In consideration for the consents, the Company agreed to pay to the holders of the senior notes that timely consented an aggregate cash payment equal to $2.50 per $1,000 principal amount of senior notes, of which half was paid promptly after the consent solicitation expiration (for which the Company has been reimbursed by SCI) and the other half will be paid, if at all, promptly after completion of the merger.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(16)	Long-term Debt—(Continued)

Senior Convertible Notes

As of July 31, 2013, the $86,416 principal amount outstanding of the 2014 Notes, which are due in July 2014, was reclassified to current maturities of long-term debt.

As a result of the proposed merger with Service Corporation International, holders of the Company’s 2014 Notes and 2016 Notes will have the right to convert their notes, subject to the terms and conditions of the indentures governing these notes. As a result of the recent increase in the Company’s quarterly dividend rate on its Class A common stock to $0.045 per share, the conversion rate for the senior convertible notes was adjusted to 92.4564 effective April 11, 2013.

With respect to the senior convertible notes, a “Fundamental Change” as defined in the indentures for such notes, will occur at the effective time of the merger. Holders of the senior convertible notes will have the option to require the Company to purchase such notes, in whole or in part, on a date (the “Fundamental Change Purchase Date”) to be specified by the Company that is not less than 30 days and not more than 45 days after the effective date of the merger, for 100 percent of the principal amount plus accrued and unpaid interest to but excluding the Fundamental Change Purchase Date.

As provided in the indentures for such notes, the Company will provide notice to the holders of the notes and the trustee at least 15 days prior to the date that is anticipated to be the effective date of the merger. Holders of the notes may surrender them for conversion at any time beginning 15 days prior to the date that is anticipated to be the effective date of the merger, until the trading day prior to the Fundamental Change Purchase Date. If notice of conversion is received by the conversion agent during such time but prior to the effective date of the merger, the conversion rate will be 92.4564. If notice of conversion is received by the conversion agent from and including the effective date of the merger and prior to the close of business on the business day before the Fundamental Change Purchase Date, then the conversion rate for the notes will be increased to include a “make whole premium,” based on the date on which the closing occurs and the price paid per share in the merger.

In connection with the issuance of the senior convertible notes in 2007, the Company also purchased call options and sold warrants. The settlement of the call options is expected to offset any amounts more than $1,000 per note that the Company pays in connection with conversion of such notes. The settlement of the warrants is determined pursuant to the provisions in the confirmations for such warrants.

(17)	Income Taxes

In June 2013, the government of Puerto Rico signed into law corporate tax rate changes that increased the top tax rate from 30 percent to 39 percent. The Company will incur additional tax expense from this increased tax rate when paying taxes in the future. As a result of this change, the Company was required to revalue its previously

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

(17)	Income Taxes—(Continued)

recorded Puerto Rican-related deferred tax asset using the new top tax rate of 39 percent. During the third quarter of fiscal year 2013, the Company recorded a non-cash benefit of $2,970 ($4,570 benefit less a federal tax charge of $1,600). The Puerto Rican deferred tax asset increased from approximately $16,960 to $21,530 at the newly enacted rate of 39 percent. In January 2011, the government of Puerto Rico had decreased the top tax rate for businesses from 39 percent to 30 percent.

Income tax expense for the nine months ended July 31, 2013 was positively impacted by a $2,700 overall reduction in the capital loss tax valuation allowance associated with the positive performance of the Company’s trust portfolio during the nine months ended July 31, 2013. Realized capital losses in the trusts for which the Company is the grantor, in which insufficient offsetting capital gains are expected, may require the Company to record a valuation allowance against the related deferred tax asset (capital loss carryforward). Reductions in the valuation allowance result when the Company has realized or unrealized gains in the grantor trust or from other assets that are expected to be sold at a capital gain.

Income tax expense for the three and nine months ended July 31, 2012 was impacted by $1,125 and $2,075, respectively, overall reductions in the capital loss tax valuation allowance primarily due to the reduction of a portion of the valuation allowance related to capital losses associated with the positive performance of the Company’s trust portfolio during those periods.

(18)	Subsequent Events

As of August 31, 2013, the fair market value of the Company’s preneed funeral and cemetery merchandise and services trusts and cemetery perpetual care trusts decreased 2.4 percent, or approximately $21,246, from July 31, 2013.

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

Definitive Merger Agreement with Service Corporation International

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Service Corporation International, a Texas corporation (“SCI”), and Rio Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SCI (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of SCI. The Merger Agreement was unanimously approved by the Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of a special committee of independent directors consisting of all directors other than Frank B. Stewart, Jr., Chairman of the Board, and Thomas M. Kitchen, President and Chief Executive Officer. On August 13, 2013, the Company’s shareholders approved the Merger Agreement.

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

Consummation of the Merger is subject to customary closing conditions, including without limitation: (i) the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) or of any agreement with the Federal Trade Commission (“FTC”) not to complete the Merger, and (ii) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger (each, a “Restraint”). Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation: (i) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (ii) the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of SCI and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any event, circumstance, change or effect that, individually or in the aggregate, has had or is reasonably likely to have a Material Adverse Effect (as defined in the Merger Agreement) on the Company.

On July 17, 2013, the Company announced that it and SCI had received second requests from the FTC, which extend the waiting period under the HSR Act until the 30th day after substantial compliance by SCI and the Company with the requests, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Subsequently, the Company and SCI have entered into an agreement with the FTC not to consummate the merger prior to 90 days after both SCI and Stewart certify substantial compliance with the second request, or December 13, 2013, whichever is earlier. The parties may close the merger sooner if the FTC grants early termination, closes its investigation or accepts for public comment a proposed consent agreement settling the matter. The Company is preparing responses to the second request and continues to anticipate that the transaction will close in late calendar year 2013 or early 2014.

The Company has made customary representations and warranties and covenants in the Merger Agreement, including, among other things, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the Company will not engage in certain kinds of transactions during such period without the consent of SCI.

The Merger Agreement contains certain termination rights for the Company and SCI. In connection with the termination of the Merger Agreement under specified circumstances, SCI may be required to pay the Company a termination fee of $75.0 million (including in the event the Merger Agreement is terminated as a result of (i) a failure to obtain HSR approval by February 28, 2014 or (ii) the failure of SCI to close once closing conditions are satisfied, each subject to certain conditions). Either party may terminate the Merger Agreement if the Merger is not completed on or before December 30, 2013, subject to extension by either party for an additional 60 days if HSR approvals have not yet been obtained but are reasonably likely to be obtained.

SCI has obtained a financing commitment from JPMorgan Chase Bank, N.A. and others to fund the transactions contemplated by the Merger Agreement, refinance certain outstanding indebtedness of the Company and finance the payment of related fees, expenses, interest and premiums. The Merger Agreement requires SCI to use its reasonable best efforts to obtain the financing on the terms described in such financing commitment. The obligation of SCI and Merger Sub to close the Merger is not conditioned upon financing.

The Company estimates that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.4 billion (excluding the Company’s $200 million senior notes which are expected to remain outstanding upon closing of the Merger). As part of its permanent financing for the Merger, on July 1, 2013, SCI issued $425 million aggregate principal amount of 5.375% Senior Notes due 2022 in a private offering. The net proceeds of this notes offering of approximately $414.7 million are being held by SCI in an escrow account pending the closing of the Merger. Also, on July 2, 2013, SCI entered into a new credit facility consisting of a $500 million revolving credit facility (in replacement of SCI’s existing revolving credit facility) and a term loan of up to $600 million; the term loan is expected to be drawn contemporaneously with the closing of the Merger.

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

Voting Agreement

Concurrently with the execution of the Merger Agreement, Frank B. Stewart, Jr., Chairman of the Company’s Board, and his spouse (collectively, the “Shareholder”) entered into a Voting and Support Agreement (the “Voting Agreement”) with SCI pursuant to which the Shareholder voted shares of Class A and Class B common stock representing 29.99 percent of the aggregate voting power of the Company’s voting stock in favor of the Merger Agreement and the Merger. The Shareholder has also agreed to certain restrictions on dispositions of shares of Class A and Class B common stock covered by the Voting Agreement. The Voting Agreement will terminate upon the earlier of (i) the Merger, (ii) the termination of the Merger Agreement, (iii) the mutual written consent of the Shareholder and SCI and (iv) any amendment, modification or waiver of the terms of the Merger Agreement reducing or changing the form of consideration, creating any conditions to the consummation of the Merger or adversely affecting the shareholders of the Company in any material respect without the prior written consent of the Shareholder.

The Voting Agreement is included as Exhibit 99.1 to this report, and incorporated herein by reference. The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement.

Overview

General

We are the second largest provider of funeral and cemetery products and services in the death care industry in the United States and Puerto Rico. As of July 31, 2013, we owned and operated 217 funeral homes and 141 cemeteries in 24 states within the United States and Puerto Rico. We sell cemetery property and funeral, cremation and cemetery products and services both at the time of need and on a preneed basis. Our revenues in each period are derived primarily from at-need sales, preneed sales delivered out of our backlog during the period (including the accumulated trust earnings or build-up in the face value of insurance contracts related to these preneed deliveries), preneed cemetery property sales and other items such as perpetual care trust earnings, finance charges on installment sales contracts and trust management fees. We also earn commissions on the sale of insurance-funded preneed funeral contracts that will be funded by life insurance or annuity contracts issued by third-party insurers when we act as an agent on the sale. For a more detailed discussion of our accounting for preneed sales and trust and escrow account earnings, see MD&A included in Item 7 in our 2012 Form 10-K.

Financial Summary

For the three months ended July 31, 2013, we reported net earnings and earnings from continuing operations of $8.3 million, or $.10 per diluted share, compared to net earnings and earnings from continuing operations of $9.6 million and $9.9 million, respectively, or $.11 per diluted share, for the same period of 2012. Total revenue was $127.1 million for the third quarter of 2013, compared to $129.3 million for the third quarter of 2012, and total gross profit was $23.2 million for the three months ended July 31, 2013, compared to $27.0 million for the same period of fiscal year 2012. During the three months ended July 31, 2013, we incurred $3.1 million in merger-related costs which consist primarily of legal fees, and we recognized a $3.0 million, net one-time non-cash benefit as a result of the revaluation of our Puerto Rican deferred tax assets due to a change in tax legislation.

We produced $68.7 million in funeral revenue during the third quarter of 2013, a $0.2 million decline from the third quarter of 2012. This decline is primarily attributable to a 0.4 percent decrease in same-store funeral services performed, coupled with a 0.7 percent decrease in same-store average revenue per funeral service. During the third quarter of 2013, we experienced a $0.7 million increase in revenue related to trust activities. Net preneed funeral sales decreased 2.0 percent during the three months ended July 31, 2013, compared to the same period of fiscal year 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

We generated $58.4 million in cemetery revenue for the third quarter of 2013, a $2.0 million decline from the corresponding period of 2012. During the third quarter of fiscal year 2013, we experienced a $3.0 million decline in revenue due to the timing of revenue recognition for both construction of cemetery projects and the payments for cemetery property sales. Due to the nature of these items, revenue recognition does not happen evenly throughout the year. As construction occurs and additional payments are received, these contracts will be recognized as revenue in the future. In addition, we experienced a strong third quarter in fiscal year 2012 of revenue recognized from these items. These results were partially offset by a $1.1 million increase in revenue related to trust activities and a $0.9 million improvement in merchandise delivered and services performed.

Cemetery gross profit decreased $2.0 million, or 17.9 percent, to $9.2 million, and cemetery gross profit margin declined 270 basis points to 15.8 percent compared to the third quarter of 2012. The decline is primarily due to the decrease in revenue, as previously mentioned. Funeral gross profit decreased $1.8 million, or 11.4 percent, to $14.0 million, and funeral gross profit margin declined 250 basis points to 20.4 percent compared to the third quarter of 2012. During the third quarter of 2013, we continued to refine our sales compensation plan, which resulted in an increase of preneed selling costs of $1.5 million. This negatively affected our third quarter 2013 results, because preneed selling costs are expensed as incurred, while preneed funeral sales are deferred until they are performed. We are continuing to refine our sales compensation plan to seek the appropriate balance between preneed production and current period expenses.

During the nine months ended July 31, 2013, we maintained our strong balance sheet, while generating the highest nine month revenue and gross profit in five years. For the first nine months of fiscal year 2013, total revenue increased to $396.6 million, compared to $386.7 million for the prior year period, and total gross profit increased to $87.5 million, compared to $81.5 million for the same period of last year. We reported net earnings and earnings from continuing operations of $35.6 million, or $.41 per diluted share, for the nine months ended July 31, 2013, compared to net earnings of $26.9 million, or $.31 per diluted share, and earnings from continuing operations of $28.3 million, or $.32 per diluted share, for the same period of fiscal year 2012. During the nine months ended July 31, 2013, we incurred $3.7 million in merger-related costs which consist primarily of financial advisory and legal fees. Our earnings from continuing operations for the first nine months of fiscal year 2012 included a $2.9 million charge due to the organizational restructuring and a separate reduction in workforce. In addition, during the second quarter of 2012, we decided to hold one of our e-commerce businesses for sale resulting in a net loss from discontinued operations of $1.4 million.

We generated $222.0 million in funeral revenue during the first nine months of fiscal year 2013, an $8.3 million, or 3.9 percent, increase compared to the first nine months of fiscal year 2012. This increase is primarily attributable to a 4.3 percent improvement in same-store funeral services performed, coupled with a $1.1 million improvement in revenue related to trust activities. These increases were partially offset by a 0.4 percent decrease in same-store average revenue per funeral service. Net preneed funeral sales declined 5.2 percent during the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and compensation packages. These actions negatively impacted preneed funeral sales and cemetery property sales for the first nine months of fiscal year 2013. We anticipated these changes would create challenges, and are taking the necessary steps to address them. We have been recruiting, hiring and training new counselors. We continue to believe that the new structure will improve customer service and increase preneed sales over time. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

Cemetery revenue improved $1.6 million, or 0.9 percent, to $174.6 million for the nine months ended July 31, 2013. We produced a $4.9 million increase in revenue related to trust activities and a $3.2 million improvement in merchandise delivered and services performed. In addition, we generated a $3.1 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received and a $1.6 million increase in revenue recognized from the construction of various cemetery projects. These increases were partially offset by a $1.3 million decline in finance charges. Cemetery property sales declined $9.3 million, or 11.9 percent, compared to the first nine months of fiscal year 2012, primarily due to the revised sales initiatives, as previously discussed.

Cemetery gross profit increased $5.3 million, or 18.6 percent, to $33.8 million, and cemetery gross profit margin improved 290 basis points to 19.4 percent for the first nine months of fiscal year 2013. The increase in gross profit is primarily due to the reduction in property and related selling costs, coupled with the improvement in revenue, as previously noted. Funeral gross profit increased $0.7 million, or 1.3 percent, to $53.7 million, primarily due to the $8.3 million improvement in revenue, as previously noted. Funeral gross profit margin declined 60 basis points to 24.2 percent compared to the same period of 2012, due in part to an increase in preneed selling costs, as previously discussed.

Cash flow provided by operating activities for the first nine months of fiscal year 2013 was $68.4 million compared to $58.7 million for the same period in fiscal year 2012. For the first nine months of fiscal year 2013, we generated an $8.7 million improvement in net earnings. In addition, we experienced a change in working capital, partly driven by a $4.5 million decline in spending on cemetery development projects and a $2.1 million improvement in cash flow from receivables due in part to the decline in preneed funeral and cemetery property sales, which are typically financed. These changes were partially offset by the timing of trust withdrawals and deposits, coupled with additional net tax payments in the first nine months of fiscal year 2013.

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 41 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year. For the nine months ended July 31, 2013, we have spent approximately $3.0 million in our cremation inventory development projects, compared to approximately $7.2 million during the first nine months of fiscal year 2012.

Supplemental Trust Portfolio Information

During the third quarter of fiscal year 2013, our preneed funeral and cemetery merchandise and services trusts (“preneed trusts”) experienced a three month total return, including both realized and unrealized gains and losses, of 0.4 percent. Our cemetery perpetual care trusts experienced a total decline, including both realized and unrealized gains and losses, of 0.9 percent. As of July 31, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts was $901.3 million, an improvement of 5.3 percent, or $45.1 million, from October 31, 2012.

As of July 31, 2013 and October 31, 2012, the fair market value of the investments in our preneed trusts were $42.1 million and $68.5 million, respectively, lower than our cost basis. In our cemetery perpetual care trusts, as of July 31, 2013 and October 31, 2012, the fair market value of the investments were $6.1 million and $14.6 million, respectively, lower than our cost basis. The cost basis of our trust assets reflect the price we originally paid for the securities, reduced for other-than-temporary impairments we have recorded pursuant to GAAP.

The preneed contracts we manage are long-term in nature, and we believe that the trust investments will appreciate in value over the long-term. We continue to monitor our investment portfolio closely. As of July 31, 2013 and October 31, 2012, we had $204.0 million and $187.1 million, respectively, in trust earnings, net of losses that have been realized and allocated to contracts that will be recognized in the future as the underlying contracts are performed.

As of August 31, 2013, the fair market value of our preneed trusts and our cemetery perpetual care trusts declined 2.4 percent, or approximately $21.2 million from July 31, 2013.

The following table presents the material sectors in which our trust portfolio is invested and the percentage of each sector to the total trust portfolio as of July 31, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Fair Market Value	Percentage of Portfolio	Fair Market Value	Percentage of Portfolio
Cash and mutual funds	$280.0	44.7%	$153.1	55.7%
Energy	$65.7	10.5%	$8.2	3.0%
Information Technology	$65.1	10.4%	$13.7	5.0%
Financial Services	$56.8	9.1%	$36.2	13.2%

Issuer specific investments in the energy sector represent $65.7 million of the fair market value of our preneed trust portfolio as of July 31, 2013, of which 62 percent related to investments in master limited partnerships, 36 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the energy sector represent $8.2 million of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2013, of which 66 percent related to investments in common stock and 34 percent related to fixed-income securities.

Issuer specific investments in the information technology sector represent $65.1 million of the fair market value of our preneed trust portfolio as of July 31, 2013, of which 98 percent related to investments in common stock and 2 percent related to fixed-income securities. Issuer specific investments in the information technology sector represent $13.7 million of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2013, of which 92 percent related to investments in common stock and 8 percent related to fixed-income securities.

Issuer specific investments in the financial services sector represent $56.8 million of the fair market value of our preneed trust portfolio as of July 31, 2013, of which 51 percent related to investments in preferred stock, 37 percent related to investments in common stock and 12 percent related to fixed-income securities. Issuer specific investments in the financial services sector represented $36.2 million of the fair market value of our cemetery perpetual care trust portfolio as of July 31, 2013, of which 89 percent related to fixed-income securities and 11 percent related to investments in common stock.

The following table presents the material sector in which our trust portfolio currently has unrealized losses and the percentage of the sector’s unrealized loss to the total unrealized losses as of July 31, 2013 (in millions):

	Preneed Trusts		Cemetery Perpetual Care Trusts
Sector	Unrealized Losses	Percentage of Total Unrealized Losses	Unrealized Losses	Percentage of Total Unrealized Losses
Information Technology	$19.4	30%	$5.2	27%

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

In states where we withdraw and recognize capital gains in our cemetery perpetual care trusts, if we realize subsequent net capital losses (i.e., losses in excess of capital gains in the trust) and the fair market value of the trust assets are less than the aggregate amounts required to be contributed to the trust, some states may require us to make cash deposits to the trusts or may require us to stop withdrawing earnings until future earnings restore the initial corpus. As of July 31, 2013 and October 31, 2012, we had a liability recorded for the estimated probable funding obligation to restore the net realized losses of $12.0 million. During the first quarter of fiscal year 2012, we increased the estimated probable funding obligation to restore the net realized losses in the cemetery perpetual care trust by $0.6 million. The additional funding in fiscal year 2012 was primarily related to the bankruptcy of Eastman Kodak.

For additional information regarding our preneed trusts and our cemetery perpetual care trusts, including further information on the estimated probable funding obligation, see Notes 3, 4 and 5 to the condensed consolidated financial statements included in Item 1. herein.

The following table presents our trust portfolio total returns including realized and unrealized gains and losses:

	Funeral and Cemetery Merchandise and Services Trusts(1)	Cemetery Perpetual Care Trusts(1)
For the three months ended July 31, 2013	0.4%	(0.9)%
For the last twelve months ended July 31, 2013	13.3%	10.8%
For the last three years ended July 31, 2013	10.8%	10.4%
For the last five years ended July 31, 2013	6.7%	8.2%

(1)	Periods less than a year represent actual returns. Periods of one year or more represent average annualized returns.

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

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

Funeral Operations

	Three Months Ended July 31,
	2013	2012	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$64.6	$65.5	$(.9)
Corporate Trust Management (1)	4.1	3.4	.7

Total Funeral Revenue	$68.7	$68.9	$(.2)

Funeral Costs:
Funeral Home Locations	$54.5	$52.9	$1.6
Corporate Trust Management (1)	.2	.2	—

Total Funeral Costs	$54.7	$53.1	$1.6

Funeral Gross Profit:

Funeral Home Locations	$10.1	$12.6	$(2.5)
Corporate Trust Management (1)	3.9	3.2	.7

Total Funeral Gross Profit	$14.0	$15.8	$(1.8)

Same-Store Analysis for the Three Months Ended July 31, 2013 and 2012

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2013	2012
(0.7)% (1)	(0.4)%	44.9%	43.8%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the three months ended July 31, 2013 and 2012 were $1.9 million and $1.3 million, respectively. Funeral trust earnings recognized in funeral revenue for the three months ended July 31, 2013 and 2012 were $2.2 million and $2.1 million, respectively.

We generated $68.7 million in funeral revenue during the third quarter of 2013, a $0.2 million, or 0.3 percent, decline from the third quarter of 2012. This decrease is primarily attributable to a 0.4 percent decline in same-store funeral services performed, coupled with a 0.7 percent decrease in same-store average revenue per funeral service. These decreases were partially offset by a $0.7 million increase in revenue related to trust activities.

Funeral gross profit decreased $1.8 million, or 11.4 percent, to $14.0 million for the third quarter of 2013 compared to $15.8 million for the same period of 2012. Funeral gross profit margin declined 250 basis points to 20.4 percent for the third quarter of 2013 from 22.9 percent for the third quarter of 2012. During the third quarter of 2013, we continued to refine our sales compensation plan, which resulted in an increase of preneed selling costs of $1.5 million. This negatively affected our third quarter 2013 results, because preneed selling costs are expensed as incurred, while preneed funeral sales are deferred until they are performed. We are continuing to refine our sales compensation plan to seek the appropriate balance preneed production and current period expenses.

Cemetery Operations

	Three Months Ended July 31,
	2013	2012	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$55.4	$57.9	$(2.5)
Corporate Trust Management (1)	3.0	2.5	.5

Total Cemetery Revenue	$58.4	$60.4	$(2.0)

Cemetery Costs:
Cemetery Locations	$49.0	$48.9	$.1
Corporate Trust Management (1)	.2	.3	(.1)

Total Cemetery Costs	$49.2	$49.2	$—

Cemetery Gross Profit:

Cemetery Locations	$6.4	$9.0	$(2.6)
Corporate Trust Management (1)	2.8	2.2	.6

Total Cemetery Gross Profit	$9.2	$11.2	$(2.0)

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the three months ended July 31, 2013 and 2012 were $2.2 million and $1.6 million, respectively, and cemetery trust earnings included in cemetery revenue for the three months ended July 31, 2013 and 2012 were $0.8 million and $0.9 million, respectively. Perpetual care trust earnings were $2.4 million and $1.8 million for the three months ended July 31, 2013 and 2012, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue decreased $2.0 million, or 3.3 percent, to $58.4 million for the third quarter of 2013, compared to $60.4 million during the third quarter of 2012. During the third quarter of fiscal year 2013, we experienced a $3.0 million decline in revenue due to the timing of revenue recognition for both construction of cemetery projects and the payments for cemetery property sales. Due to the nature of these items, revenue recognition does not happen evenly throughout the year. As construction occurs and additional payments are received, these contracts will be recognized as revenue in the future. In addition, we experienced a strong third quarter in fiscal year 2012 of revenue recognized from these items. These results were partially offset by a $1.1 million increase in revenue related to trust activities, of which $0.6 million of the increase related to cemetery perpetual care trust earnings, and a $0.9 million improvement in merchandise delivered and services performed.

Cemetery property sales were essentially flat compared to the third quarter of 2012. These results for the third quarter of fiscal year 2013 are the strongest quarter of property sales since the implementation of the sales initiatives earlier this year, due primarily to strong sales throughout the month of July.

Cemetery gross profit decreased $2.0 million, or 17.9 percent, to $9.2 million for the third quarter of 2013, compared to $11.2 million for the same period of 2012. Cemetery gross profit margin declined 270 basis points to 15.8 percent for the third quarter of 2013 from 18.5 percent for the same period of 2012. The decline is due primarily to the decrease in revenue, as previously noted.

Other

Corporate general and administrative expenses improved $0.9 million to $6.4 million for the third quarter of fiscal year 2013. We reduced our accrual for annual incentive compensation based on third quarter results.

During the three months ended July 31, 2013, we incurred $3.1 million in merger-related costs which consist primarily of legal fees.

The effective tax rate for continuing operations for the quarter ended July 31, 2013 was 0.6 percent compared to 27.9 percent for the same period in 2012. The reduced rate during the third quarter of 2013 is primarily due to a change in Puerto Rican tax legislation that increased the top tax rate for businesses from 30 percent to 39 percent. This new tax legislation reverses the tax legislation passed in January 2011. As a result, we revalued our Puerto Rican deferred tax assets, resulting in a one-time non-cash benefit of $3.0 million, net. During the third quarter of the prior year, we recorded a tax benefit of $1.1 million resulting from a reduction in the valuation allowance for capital losses, associated with the improved performance of our trust portfolio. We did not have an adjustment to the valuation allowance during the third quarter of 2013. For additional information, see Note 17 to the condensed consolidated financial statements included in Item 1. herein.

Preneed Sales into the Backlog

Net preneed funeral sales decreased 2.0 percent during the third quarter of 2013 compared to the third quarter of 2012. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented herein. We had $40.4 million in net preneed funeral and cemetery merchandise and services sales (including $21.1 million related to insurance-funded preneed funeral contracts) during the third quarter of 2013 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $41.0 million (including $21.3 million related to insurance-funded preneed funeral contracts) for the corresponding period in fiscal year 2012. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheet.

Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012

Funeral Operations

	Nine Months Ended July 31,
	2013	2012	Increase (Decrease)
		(In millions)
Funeral Revenue:
Funeral Home Locations	$209.2	$202.0	$7.2
Corporate Trust Management (1)	12.8	11.7	1.1

Total Funeral Revenue	$222.0	$213.7	$8.3

Funeral Costs:
Funeral Home Locations	$167.6	$160.0	$7.6
Corporate Trust Management (1)	.7	.7	—

Total Funeral Costs	$168.3	$160.7	$7.6

Funeral Gross Profit:
Funeral Home Locations	$41.6	$42.0	$(.4)
Corporate Trust Management (1)	12.1	11.0	1.1

Total Funeral Gross Profit	$53.7	$53.0	$.7

Same-Store Analysis for the Nine Months Ended July 31, 2013 and 2012

Change in Average Revenue Per Funeral Service	Change in Same-Store Funeral Services	Same-Store Cremation Rate
		2013	2012
(0.4)% (1)	4.3%	43.8%	43.2%

(1)

Corporate trust management consists of the trust management fees and funeral merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 3 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in funeral revenue for the nine months ended July 31, 2013 and 2012 were $5.3 million and $4.0 million, respectively. Funeral trust earnings recognized in funeral revenue for the nine months ended July 31, 2013 and 2012 were $7.5 million and $7.7 million, respectively.

We generated $222.0 million in funeral revenue during the nine months ended July 31, 2013, an $8.3 million, or 3.9 percent, increase from the corresponding period of 2012. This improvement is primarily attributable to a 4.3 percent, or 1,736 event, increase in same-store funeral services performed. During the first nine months of fiscal year 2013, we experienced a $1.1 million increase in revenue related to trust activities. These increases were partially offset by a 0.4 percent decrease in same-store average revenue per funeral service.

Funeral gross profit increased $0.7 million, or 1.3 percent, to $53.7 million for the nine months ended July 31, 2013. The increase is primarily due to the $8.3 million improvement in revenue, as previously noted. Funeral gross profit margin declined 60 basis points to 24.2 percent for the first nine months of fiscal year 2013 from 24.8 percent for the same period of 2012, due in part to an increase in preneed selling costs, as previously discussed.

Cemetery Operations

	Nine Months Ended July 31,
	2013	2012	Increase (Decrease)
		(In millions)
Cemetery Revenue:
Cemetery Locations	$166.0	$165.8	$.2
Corporate Trust Management (1)	8.6	7.2	1.4

Total Cemetery Revenue	$174.6	$173.0	$1.6

Cemetery Costs:
Cemetery Locations	$140.1	$143.8	$(3.7)
Corporate Trust Management (1)	.7	.7	—

Total Cemetery Costs	$140.8	$144.5	$(3.7)

Cemetery Gross Profit:
Cemetery Locations	$25.9	$22.0	$3.9
Corporate Trust Management (1)	7.9	6.5	1.4

Total Cemetery Gross Profit	$33.8	$28.5	$5.3

(1)

Corporate trust management consists of trust management fees and cemetery merchandise and services trust earnings recognized with respect to preneed contracts delivered during the period. Trust management fees are established by the Company at rates consistent with industry norms based on the fair market value of assets managed and are paid by the trusts to our subsidiary, Investors Trust, Inc. The trust earnings represent the amount of distributable earnings as stipulated by our respective trust agreements that are generated by the trusts over the life of the preneed contracts and allocated to those products and services delivered during the relevant periods. See Notes 4 and 6 to the condensed consolidated financial statements included herein for information regarding the cost basis and market value of the trust assets and current performance of the trusts (i.e., current realized gains and losses, interest income and dividends). Trust management fees included in cemetery revenue for the nine months ended July 31, 2013 and 2012 were $6.1 million and $4.6 million, respectively, and cemetery trust earnings recognized included in cemetery revenue for the nine months ended July 31, 2013 and 2012 were $2.5 million and $2.6 million, respectively. Perpetual care trust earnings were $10.6 million and $7.1 million for the nine months ended July 31, 2013 and 2012, respectively, and are included in the revenues and gross profit of the cemetery segment. See Notes 5 and 6 to the condensed consolidated financial statements included herein for information regarding the cemetery perpetual care trusts.

Cemetery revenue increased $1.6 million, or 0.9 percent, to $174.6 million for the nine months ended July 31, 2013. We produced a $4.9 million increase in revenue related to trust activities, of which $3.5 million of the increase related to cemetery perpetual care trust earnings, and a $3.2 million improvement in merchandise delivered and services performed. In addition, we generated a $3.1 million increase in revenue recognized for cemetery property sales for which the down payment required for revenue recognition was received and a $1.6 million increase in revenue recognized from the construction of various cemetery projects. These increases were partially offset by a $1.3 million decline in finance charges.

Cemetery property sales declined $9.3 million, or 11.9 percent, compared to the first nine months of fiscal year 2012. As part of the integration of our operations and sales teams, we revised our organizational structure and compensation packages. These actions negatively impacted our preneed funeral sales and cemetery property sales for the first nine months of fiscal year 2013. We anticipated these changes would create challenges, and we are taking the necessary steps to address them. We have been recruiting, hiring and training new counselors. We continue to believe that the new structure will improve customer service and increase preneed sales over time.

Cemetery gross profit increased $5.3 million, or 18.6 percent, to $33.8 million for the nine months ended July 31, 2013. Cemetery gross profit margin improved 290 basis points to 19.4 percent for the first nine months of fiscal year 2013 from 16.5 percent for the same period of fiscal year 2012. The increase in gross profit is primarily due to a reduction in property and related selling costs, coupled with the improvement in revenue, as previously noted.

Other

During the nine months ended July 31, 2013, we incurred $3.7 million in merger-related costs which consist primarily of financial advisory and legal fees.

During the nine months ended July 31, 2012, we recorded $2.9 million in restructuring and other charges. These charges were primarily related to separation pay, termination benefits and a non-cash asset impairment due to the restructuring of the sales and operations of the organization, as well as a separate reduction in workforce associated with our ongoing continuous improvement initiative.

Other operating income, net increased $0.9 million compared to the first nine months of fiscal year 2012 primarily due to the sale of excess cemetery land during fiscal year 2013.

The effective tax rate for continuing operations for the nine months ended July 31, 2013 was 25.9 percent compared to 32.7 percent for the same period in fiscal year 2012. The reduced rate for the first nine months of fiscal year 2013 is primarily due to a change in Puerto Rican tax legislation that increased the top tax rate for businesses from 30 percent to 39 percent, as previously discussed. As a result, we revalued our Puerto Rican deferred tax assets, resulting in a one-time non-cash benefit of $3.0 million, net. In addition, we benefitted from a $2.7 million and a $2.1 million reduction in the valuation allowance for capital losses, associated with the positive performance of our trust portfolio for the nine months ended July 31, 2013 and 2012, respectively. For additional information, see Note 17 to the condensed consolidated financial statements included in Item 1. herein.

During the nine months ended July 31, 2012, we decided to hold one of our e-commerce businesses for sale. The results of operations and the related impairment resulted in a loss of $1.4 million in discontinued operations.

Cash and cash equivalents increased $30.9 million from October 31, 2012 to July 31, 2013 primarily due to cash provided by operations, offset by $20.9 million in additions to property, plant and equipment, $11.0 million of dividends paid and $10.4 million in purchases of marketable securities. Prepaid expenses increased $1.3 million from October 31, 2012 to July 31, 2013 primarily due to annual premiums paid in the first quarter of fiscal year 2013 for property, general liability and other insurance. Current deferred income taxes decreased $12.9 million and long-term deferred income taxes increased $7.2 million from October 31, 2012 to July 31, 2013 primarily due to a decrease in the Company’s net operating loss. Preneed funeral receivables and trust investments, preneed cemetery receivables and trust investments, cemetery perpetual care trust investments, deferred preneed funeral and cemetery receipts held in trust and perpetual care trusts’ corpus were all positively impacted by the improvement in the market value of our trust assets during the nine months ended July 31, 2013. For additional information, see Notes 3, 4 and 5 to our condensed consolidated financial statements included herein.

Current maturities of long-term debt increased $83.9 million and long-term debt decreased $80.7 million from October 31, 2012 to July 31, 2013, primarily due to the reclassification of our 3.125 percent senior convertible notes due July 2014. Accrued payroll decreased $3.6 million from October 31, 2012 to July 31, 2013 primarily due to fiscal year 2012 incentive compensation paid in the first quarter of 2013. Other current liabilities decreased $4.6 million from October 31, 2012 to July 31, 2013 primarily due to a decrease in dividends payable and the timing of our property taxes, which are typically paid at the end of the calendar year.

Preneed Sales into the Backlog

Net preneed funeral sales decreased 5.2 percent during the first nine months of fiscal year 2013 compared to the same period in 2012, primarily due to the revised sales initiative, as previously discussed. Preneed funeral sales are deferred until the underlying contracts are performed and have no impact on current revenue.

The revenues from our preneed funeral and cemetery merchandise and service sales are deferred into our backlog and are not included in our operating results presented herein. We had $111.0 million in net preneed funeral and cemetery merchandise and services sales (including $57.5 million related to insurance-funded preneed funeral contracts) during the nine months ended July 31, 2013 to be recognized in the future as these prepaid products and services are actually delivered, compared to net preneed funeral and cemetery merchandise and services sales of $117.8 million (including $60.0 million related to insurance-funded preneed funeral contracts) for the corresponding period in fiscal year 2012. Insurance-funded preneed funeral contracts, which will be funded by life insurance or annuity contracts issued by third-party insurers, are not reflected in the condensed consolidated balance sheets.

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

As of July 31, 2013, we had no amounts drawn on the $150.0 million senior secured revolving credit facility, which matures in 2016, and our availability under the facility, after giving consideration to $0.8 million outstanding letters of credit and the $18.8 million Florida bond, was $130.4 million. In addition, we also have outstanding $131.5 million principal amount in senior convertible notes as of July 31, 2013, of which $86.4 million is scheduled to mature in July 2014 and $45.1 million is scheduled to mature in 2016. We have outstanding $200.0 million principal amount in senior notes set to mature in 2019. See the table “Contractual Obligations and Commercial Commitments,” Note 14 to the consolidated financial statements included in our 2012 Form 10-K and Note 16 to the condensed consolidated financial statements included in this report for further information on our long-term debt obligations.

Beginning in the second quarter of fiscal year 2012, we increased our quarterly cash dividend on our Class A and B common stock from three and one-half cents per share to four cents per share resulting in a 14 percent increase in our annual dividend rate to $.16 per share. In April 2013, we increased our quarterly cash dividend on our Class A and B common stock from four cents per share to four and one-half cents per share resulting in a 12.5 percent increase in our annual dividend rate to $.18 per share. Dividends paid amounted to $11.0 million for the nine months ended July 31, 2013 compared to $10.0 million during the same period in fiscal year 2012. The declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter after its review of our financial performance. Under our $125.0 million stock repurchase program, we purchased 0.2 million shares of our Class A common stock for approximately $1.8 million during the nine months ended July 31, 2013.

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

In fiscal year 2010, we began a program of developing cremation gardens and other cremation projects in our cemeteries. We have successfully completed 41 cremation projects, and we currently have 6 projects either under construction or expected to begin construction this fiscal year. During the nine months ended July 31, 2013, we spent approximately $3.0 million to develop our cremation inventory projects, compared to approximately $7.2 million during the first nine months of fiscal year 2012.

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

Cash Flow

Cash flow provided by operating activities for the first nine months of fiscal year 2013 was $68.4 million compared to $58.7 million for the same period of last year. For the first nine months of fiscal year 2013, we generated an $8.7 million improvement in net earnings. In addition, we experienced a change in working capital, partly driven by a $4.5 million decline in spending on cemetery development projects and a $2.1 million improvement in cash flow from receivables due in part to the decline in preneed funeral and cemetery property sales, which are typically financed. These changes were partially offset by the timing of trust withdrawals and deposits, coupled with additional net tax payments in the first nine months of fiscal year 2013.

Our investing activities resulted in a net cash outflow of $28.1 million for the nine months ended July 31, 2013, compared to a net cash outflow of $18.7 million for the comparable period in 2012. The change is primarily due to an $8.1 million net change related to purchases of marketable securities and increased capital spending offset by decreased acquisition spending during the nine months ended July 31, 2013. For the nine months ended July 31, 2013, capital expenditures amounted to $20.9 million, which included $14.3 million for maintenance capital expenditures, $2.9 million for the purchase of land and a building for an existing business that we previously leased, $3.3 million for the construction of new funeral homes and $0.4 million related to the implementation of new business systems. For the nine months ended July 31, 2012, capital expenditures were $16.2 million, which included $11.4 million for maintenance capital expenditures, $1.7 million for the construction of new funeral homes, $1.3 million related to the implementation of new business systems and $1.8 million for the purchase of land and a new building for an existing business.

Our financing activities resulted in a net cash outflow of $9.4 million for the nine months ended July 31, 2013, compared to a net cash outflow of $27.6 million for the comparable period in 2012. The change is primarily due to decreased stock repurchases under our stock repurchase program in fiscal year 2013. Stock repurchases during the nine months ended July 31, 2013 amounted to $1.8 million compared to $19.1 million in the same period of fiscal year 2012. Dividends paid increased from $10.0 million in the first nine months of fiscal year 2012 to $11.0 million in the first nine months of fiscal year 2013. In the second quarter of fiscal year 2013, we increased our quarterly cash dividend from four cents per share to four and one-half cents per share.

Contractual Obligations and Commercial Commitments

We have contractual obligations requiring future cash payments under existing contractual arrangements. The following table details our known future cash payments (in millions) related to various contractual obligations as of July 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$331.6	$86.4	$45.1	$—	$200.1
Interest on long-term debt (2)	85.4	17.2	29.1	26.0	13.1
Operating and capital lease obligations (3)	32.5	1.5	9.8	6.8	14.4
Non-competition and other agreements (4)	1.1	.1	.5	.4	.1

Total	$450.6	$105.2	$84.5	$33.2	$227.7

(1)

As of July 31, 2013, our outstanding long-term debt obligations amounted to $331.6 million, consisting of $86.4 million of 3.125 percent senior convertible notes due 2014, $45.1 million of 3.375 percent senior convertible notes due 2016, $200.0 million of 6.50 percent senior notes due 2019 and $0.1 million of other debt. There were no amounts drawn on the senior secured revolving credit facility.

(2)	Includes contractual interest payments for our senior convertible notes, senior notes and third-party debt.
(3)

Our noncancellable operating leases are primarily for land and buildings and expire over the next one to 11 years, except for eight leases that expire between 2032 and 2039. This category also includes leases under our vehicle fleet leasing program. Our future minimum lease payments as of July 31, 2013 are $1.5 million, $5.4 million, $4.4 million, $3.7 million, $3.1 million and $14.4 million for the years ending October 31, 2013, 2014, 2015, 2016, 2017 and later years, respectively.

(4)	This category includes payments pursuant to non-competition agreements with prior owners and key employees of acquired businesses.

The following table details our known potential or possible future cash payments related to the contingent obligations specified below (in millions) as of July 31, 2013.

	Expiration by Period
Contingent Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Cemetery perpetual care trust funding obligations (1)	$12.0	$12.0	$—	$—	$—
Long-term obligations related to uncertain tax positions (2)	1.5	—	—	—	1.5

	$13.5	$12.0	$—	$—	$1.5

(1)

In those states where we have withdrawn realized net capital gains in the past from our cemetery perpetual care trusts, regulators may seek replenishment of the subsequent realized net capital losses either by requiring a cash deposit to the trust or by prohibiting or restricting withdrawals of future earnings until they cover the loss. The estimated probable funding obligation in the cemetery perpetual care trusts in these states was $12.0 million as of July 31, 2013. As of July 31, 2013, we had net unrealized losses of $11.5 million in the trusts in these states that could be subject to a future funding obligation. Because some of these trusts currently have assets with a fair market value less than the aggregate amounts required to be contributed to the trust, any additional realized net capital losses in these trusts may result in a corresponding funding liability and increase in cemetery costs. In those states where realized net capital gains have not been withdrawn, we believe it is reasonably possible but not probable that additional funding obligations may exist with an estimated amount of approximately $1.2 million; no charge has been recorded for these amounts as of July 31, 2013.

(2)

In accordance with the required accounting guidance on uncertain tax positions, as of July 31, 2013, we have recorded $1.5 million of unrecognized tax benefits and related interest and penalties. Due to the uncertainty regarding the timing and completion of audits and possible outcomes, it is not possible to estimate the range of increase and decrease and the timing of any potential cash payments.

Senior Notes

The $200.0 million aggregate principal amount of our 6.50 percent senior notes due 2019 are expected to remain outstanding upon the closing of the merger. On June 12, 2013, after receiving the required consent of the holders of the senior notes, the Company and trustee entered into a supplemental indenture amending the indenture for the senior notes to waive the requirement for the change of control offer upon completion of the merger and providing that the Company’s obligations to deliver quarterly and annual financial information and other reports to the trustee under the indenture will be satisfied by the delivery of SCI’s filings with the SEC for so long as SCI guarantees the senior notes. SCI has agreed to guarantee the senior notes promptly following completion of the merger. In consideration for the consents, Stewart agreed to pay to the holders of the senior notes that timely consented an aggregate cash payment equal to $2.50 per $1,000 principal amount of notes, of which half was paid promptly after the consent solicitation expiration (for which the Company has been reimbursed by SCI) and the other half will be paid, if at all, promptly after completion of the merger. The foregoing description of the supplemental indenture is not complete and is qualified in its entirety by reference to the supplemental indenture, which is filed as Exhibit 4.5 hereto and is incorporated herein by reference.

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

In connection with the issuance of the senior convertible notes, we also purchased call options and sold warrants. The settlement of the call options is expected to offset any amounts more than $1,000 per note that we pay in connection with conversion of such notes. The settlement of the warrants is determined pursuant to the provisions in the confirmations for such warrants and is subject to change, but is estimated as of September 4, 2013 to be approximately $2.5 million to be paid by us to the counterparty.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of July 31, 2013 consist of the following items:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented in Item 7A. in our 2012 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2012. There have been no material changes in the Company’s market risk from that disclosed in our 2012 Form 10-K. For a discussion of fair market value as of July 31, 2013 of investments in our trusts, see Notes 3, 4 and 5 to the condensed consolidated financial statements included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the condensed consolidated financial statements included in this report for information regarding pending litigation challenging the merger.

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

The proposed merger of the Company with Service Corporation International (“SCI”) is subject to customary conditions to closing, including the receipt of regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Many of the conditions to the closing of the transaction are outside of the control of the Company. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly- announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
May 1, 2013 through May 31, 2013	—	$—	—	$14,619,197
June 1, 2013 through June 30, 2013	—	$—	—	$14,619,197
July 1, 2013 through July 31, 2013	—	$—	—	$14,619,197

Total	—	$—	—	$14,619,197

(1)

We announced a $25.0 million stock repurchase program in September 2007, which was increased by $25.0 million in December 2007, June 2008, June 2011 and September 2011, resulting in a $125.0 million program. As of July 31, 2013, we had repurchased 16.2 million shares for $110.4 million at an average price of $6.83 per share since the inception of the program in 2007 and have $14.6 million remaining available under the program. The merger agreement prohibits us from purchasing additional shares of common stock under this program.

Item 6. Exhibits

2.1	Agreement and Plan of Merger dated May 28, 2013, by and among Stewart Enterprises, Inc., Service Corporation International and Rio Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 29, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated as of April 3, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008)

3.2	By-laws of the Company, as amended and restated as of December 13, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Amended and Restated Articles of Incorporation, as amended, and By-laws, as amended, defining the rights of holders of Class A and Class B common stock

4.2	Specimen of Class A common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on June 21, 2007, File No. 001-15449)

4.3	Third Amended and Restated Credit Agreement dated April 20, 2011 by and among the Company, Empresas Stewart-Cementerios and Empresas Stewart-Funerarias, as Borrowers, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and The Other Lenders party hereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2011)

4.4	Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.5	Supplemental Indenture dated as of June 12, 2013 to the Indenture dated as of April 18, 2011 by and among Stewart Enterprises, Inc., the Guarantors and U.S. Bank National Association, as Trustee, with respect to the 6.50 percent Senior Notes Due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 13, 2013)

4.6	Form of 6.50 percent Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 19, 2011)

4.7	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.125 percent Senior Convertible Notes due 2014 (including Form of 3.125 percent Senior Convertible Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 27, 2007)

4.8	Indenture dated June 27, 2007 by and among Stewart Enterprises, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, with respect to 3.375 percent Senior Convertible Notes due 2016 (including Form of 3.375 percent Senior Convertible Notes due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 27, 2007, File No. 001-15449)

10.1	Amendment No. 2 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Executive Retirement Plan effective January 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013)

10.2	Amendment No. 3 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective June 17, 2013

10.3	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 15, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

99.1	Voting and Support Agreement dated May 28, 2013 by and among Service Corporation International, Frank B. Stewart, Jr. and Paulette D. Stewart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 29, 2013)

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

STEWART ENTERPRISES, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEWART ENTERPRISES, INC.

September 9, 2013	By:	/s/ Lewis J. Derbes, Jr.
Lewis J. Derbes, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

September 9, 2013	By:	/s/ Angela M. Lacour
Angela M. Lacour
Senior Vice President of Finance
and Chief Accounting Officer

Exhibit Index

10.2	Amendment No. 3 to the Amended and Restated Stewart Enterprises, Inc. Supplemental Retirement and Deferred Compensation Plan effective June 17, 2013

10.3	Amendment No. 1 to the Amended and Restated Stewart Enterprises, Inc. Retention Plan and Summary Plan Description effective August 15, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Thomas M. Kitchen, President and Chief Executive Officer, and Lewis J. Derbes, Jr., Senior Vice President, Chief Financial Officer and Treasurer

101	The following materials from Stewart Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.